Form 10-K
period 2020-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2021-02-25
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Avenue, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (705,364,549 shares outstanding as of February 19, 2021)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest (697,748,677 units outstanding as of February 19, 2021)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 30, 2020 was $7,512,950,865.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 20, 2021 are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2020 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2020. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

There are a few differences between Host Inc. and Host L.P., which are reflected in the disclosure in this report. We believe it is important to understand the differences between Host Inc. and Host L.P. in the context of how Host Inc. and Host L.P. operate as an interrelated consolidated company. Host Inc. is a real estate investment trust, or REIT, and its only material asset is its ownership of partnership interests of Host L.P. As a result, Host Inc. does not conduct business itself, other than acting as the sole general partner of Host L.P., and issuing public equity from time to time, the proceeds of which are contributed to Host L.P. in exchange for OP units. Host Inc. itself does not issue any indebtedness and does not guarantee the debt or obligations of Host L.P. Host L.P. holds substantially all of our assets and holds the ownership interests in our joint ventures. Host L.P. conducts the operations of the business and is structured as a limited partnership with no publicly traded equity. Except for net proceeds from public equity issuances by Host Inc., Host L.P. generates the capital required by our business through Host L.P.’s operations, by Host L.P.’s direct or indirect incurrence of indebtedness, or through the issuance of OP units.

The substantive difference between the filings of Host Inc. and Host L.P. is that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income (loss) with respect to the manner in which income or loss is allocated to non-controlling interests. Income or loss allocable to the holders of approximately 1% of the OP units is reflected as income or loss allocable to non-controlling interests at Host Inc. and within net income at Host L.P. Also, earnings per share generally will be slightly less than the earnings per OP unit, as each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2020 Annual Report on Form 10-K and in Host Inc.’s 2020 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper upscale hotels. As of February 19, 2021, our consolidated lodging portfolio consists of 80 primarily luxury and upper-upscale hotels containing approximately 46,300 rooms, with the majority located in the United States, and with five of the hotels located outside of the U.S. in Brazil and Canada. In addition, we own non-controlling interests in five domestic and one international joint venture that own hotels and in a timeshare joint venture in Hawaii.

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2020. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term risk adjusted returns for our stockholders throughout all phases of the lodging cycle through a combination of appreciation in asset values, growth in earnings and dividend distributions. The pillars of our strategy to achieve this objective include:

•

Geographically diverse portfolio of hotels in the U.S. - Own a diversified portfolio of hotels in the U.S. in major urban and resort destinations. Target markets with diverse demand generators, high barriers to entry, favorable supply and demand dynamics and attractive long-term projected RevPAR growth;

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

Geographically Diverse Portfolio.

We seek to have a geographically diversified portfolio in major markets and premier resort destinations in the U.S. We primarily focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. We have historically targeted acquisitions in the top twenty-five U.S. markets but also consider hotels in other markets which we believe have high growth potential and diverse demand generators. We focus generally on the following types of assets:

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

As one of the largest owners of Marriott and Hyatt properties, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominantly on the upper-upscale and luxury chain scales, as we believe these have a broad appeal for both individual and group leisure and business customers. In addition, we own several unbranded or soft-branded hotels that appeal to distinctive customer profiles in certain submarkets.

Strong Scale and an Integrated Platform

Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to implement value-added real estate decisions and to assist managers in improving operating performance and profitability. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify revenue-enhancement opportunities and cost efficiencies that can maximize the operating performance, long-term profitability and value of our real estate. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue opportunities. Our goal is to continue to differentiate our assets within their competitive markets, drive operating performance and enhance the overall value of our real estate through the following:

•	Enhance operating performance and profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls.
•

Drive revenue growth by conducting detailed strategic reviews with our managers on markets and business mix to assist them in developing the appropriate group/transient mix, online presence to address a broad customer base, and market share targets for each property.

•

Work with leading brands, such as Marriott and Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have a selection of 16 hotels managed by independent operators where we believe these operators have more flexibility to drive revenues and control costs to maximize profits.

•	Improve asset value through the extension or purchase of ground leases or the restructuring of management agreements to increase contract flexibility.

Disciplined Capital Allocation. Guided by a disciplined approach to capital allocation, we are equipped to make investment decisions that seek to deliver the greatest value and returns to stockholders. Our goal is to allocate capital to enhance and improve our portfolio, while balancing the importance of prudently returning capital to stockholders.

We will continue our disciplined approach to capital allocation. Despite the challenging economic landscape for lodging in 2021, we constantly are evaluating opportunistic acquisitions and dispositions. This may include the sale of assets where we believe the potential for growth is constrained or properties with significant capital expenditure requirements that we do not believe would generate an adequate return.

We may acquire additional properties or dispose of properties through various structures, including transactions involving single assets, portfolios, joint ventures, mergers and acquisitions of the securities or assets of other REITs or distributions of hotel properties to our stockholders. We anticipate that any acquisitions may be funded by, or through a combination of, proceeds from the sales of hotels, equity offerings of Host Inc., issuances of OP units by Host L.P., incurrence of debt (currently restricted as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”), available cash or advances under our credit facility. We note, however, that the nature and supply of these assets make acquisitions inherently difficult to predict. For these reasons, we can make no assurances that we will be successful in purchasing any one or more hotels that we are reviewing currently, or may in the future review, bid on or negotiate to buy.

We also seek to create and mine value from our existing portfolio through value enhancement initiatives and ROI projects. We believe these investments provide a significant opportunity to achieve returns well in excess of our cost of capital. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact. Value enhancement initiatives seek to maximize the value of real estate within our existing portfolio through the highest and best use of our real estate. These projects may include hotel expansion, timeshare, office space or condominium units on excess land, redevelopment or expansion of existing retail space, and the acquisition of development entitlements. ROI projects are designed to improve the positioning of our hotels within their markets and competitive set. These projects include extensive renovations, including guest rooms, lobbies, food and beverage outlets; expansions and/or extensive renovation of ballroom and meeting rooms; major mechanical system upgrades; and green building initiatives and certifications. It also includes projects focused on increasing space profitability or lowering net operating costs, such as converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as LED lighting, high-efficiency mechanical, electrical and plumbing equipment and fixtures, solar power, energy management systems, guestroom water efficient fixtures, and building automation systems.

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

Management believes that a strong balance sheet is a key competitive advantage that affords us a lower cost of debt and positions us for external growth. While we may issue debt at any time, we will target a net debt-to-earnings before interest, taxes, depreciation and amortization (“EBITDA”) ratio, (or “Leverage Ratio,” as defined in our credit facility) that allows us to maintain an investment grade rating on our senior unsecured debt. We believe an investment grade rating will give us the most consistent access to capital throughout the business cycle.

We seek to structure our debt profile to maintain financial flexibility and a staggered maturity schedule with access to different forms of financing, consisting primarily of senior notes and exchangeable debentures, as well as mortgage debt. Generally, we look to minimize the number of assets that are encumbered by mortgage debt, minimize near-term maturities and maintain a staggered maturity schedule. Depending on market conditions, we also may utilize variable rate debt which can provide greater protection during a decline in the lodging industry.

Corporate Responsibility

We are committed to creating long-term value through investing responsibly in our business, environment, people and community. Our corporate responsibility program is centered around the concept of responsible investment—an overarching strategy that guides our focus and actions across our three main themes of Environmental Stewardship, Social Responsibility and Governance:

•

Environmental Stewardship: We are investing in solutions that conserve and restore natural capital to assist us in mitigating climate change and biodiversity impacts and achieving best-in-class returns.

•	Social Responsibility: We are committed to advancing health, well-being and opportunity for all of our stakeholders, including investors, employees, partners and communities.

•

Governance: Our responsible investment strategies are guided by executive and board-level oversight, our EPIC values and ethical standards, and a disciplined approach to risk management and sustainable value creation.

The Real Estate Sustainability Accounting Standard issued by the Sustainability Accounting Standards Board (“SASB”) outlines the disclosure topics and accounting metrics for the real estate industry. The energy and water management metrics that best correlate with our industry include total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements.

Beginning in 2015, we contracted with a third-party to provide further verification of our energy and water consumption data. The charts below detail our Total Energy Consumption and Total Water Consumption for 2017 through 2019, the last three fiscal years for which data is available(1):

(1)	Energy and water metrics relate to our consolidated hotels owned for the entire year presented.

Our expanded and interactive 2020 Corporate Responsibility Report, which details our commitment to corporate responsibility along with our results, performance and progress, including full SASB disclosure, was issued in October 2020.

The Lodging Industry

The lodging industry in the United States consists of private and public entities that operate in a diversified market under a variety of brand names. The lodging industry has several key participants:

•

Owners—own the hotel and typically enter into an agreement for an independent third-party to manage the hotel. These hotels may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The hotels also may be operated as an independent hotel by an independent hotel manager.

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

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2016 to 2020. For 2020, RevPAR and demand both suffered unprecedented declines as a result of the COVID-19 pandemic; therefore, as noted in the charts, the negative scale has been truncated for ease of view and the decline in 2020 is not shown to scale:

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Source: STR

*2020 Supply, Demand and RevPAR estimates reflect economic methodology that assumes no temporary hotel closures

**Negative scale adjusted

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Source: STR

*2020 Supply, Demand and RevPAR estimates reflect economic methodology that assumes no temporary hotel closures

**Negative scale adjusted

Our Customers. Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:

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

o

For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than periodic reserve fund contributions being deposited into separate reserve accounts at each of the subject hotels, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly less than the amount that would have been maintained otherwise in such separate hotel reserve accounts. Upon sale, a hotel-level reserve account would be funded (either by the purchaser or by us, as the seller) in the full amount of the reserve balance associated with the subject hotel.

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

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2020. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2020, unaffiliated limited partners owned 7.2 million OP units, which were convertible into 7.3 million Host Inc. common shares. Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 712.7 million common shares of Host Inc. outstanding at December 31, 2020.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all our consolidated hotels to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Our TRS are subject to corporate income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained by our TRS as taxable income or loss. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our hotels is subject to federal, state and, if applicable, foreign corporate income tax.

Our Consolidated Hotel Portfolio

As of February 19, 2021, we owned a portfolio of 80 hotels, of which 75 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 1% of our revenues in 2020, and 2% in 2019 and 2018, were attributed to the operations of these five foreign hotels.

The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these hotels will be operated by an independent third-party and either will have no brand affiliation, or will be associated with a major brand, while maintaining most of its independent identity (which we refer to as “soft-branded” hotels).

Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 60% of our revenues in 2020 are generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

Our consolidated portfolio includes 32 hotels that have more than 500 rooms. The average age of our properties is 36 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements. In our consolidated portfolio, approximately 88% of our hotels, by room count, are managed by their own brand managers, and 12% are managed by independent managers as a franchise or as an independent brand.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 19, 2021:

	Number		Percentage of
Brand	of Hotels	Rooms	Revenues (1)
Marriott:
Marriott	29	19,976	33.2%
Ritz-Carlton	5	1,890	12.8
Autograph Collection	1	277	0.7
JW Marriott	4	1,909	2.9
AC Hotels	1	165	—
W	2	729	1.3
St. Regis	1	232	0.4
Luxury Collection	2	1,152	6.0
Westin	10	5,077	8.4
Sheraton	3	3,370	3.8
Total Marriott	58	34,777	69.5
Hyatt:
Andaz	1	301	1.9
Grand Hyatt	4	3,632	6.5
Hyatt Place	1	426	0.9
Hyatt Regency	5	3,409	7.5
Total Hyatt	11	7,768	16.8
Hilton:
Curio	1	391	0.8
Hilton	1	223	0.7
Embassy Suites	1	455	0.4
Total Hilton	3	1,069	1.9
AccorHotels:
Swissôtel	1	662	0.8
Fairmont	1	450	2.1
ibis	1	256	—
Novotel	1	149	0.1
Total AccorHotels	4	1,517	3.0
Other/Independent	4	1,176	7.8
	80	46,307	99%
___________

(1)

Based on our 2020 revenues; sold hotels accounted for the remaining 1% of our revenues. No individual hotel contributed more than 6% of total revenues in 2020. Hotels that are not considered upper upscale or luxury constitute less than 2% of our revenues.

By Location. The following table details the locations of and number of rooms at our consolidated hotels as of February 19, 2021:

Location	Rooms	Location	Rooms
Arizona		Louisiana
AC Hotel Scottsdale North	165	New Orleans Marriott	1,333
The Phoenician, A Luxury Collection Resort	645	Maryland
The Camby Hotel	277	Gaithersburg Marriott Washingtonian Center	284
The Westin Kierland Resort & Spa	732	Massachusetts
California		Boston Marriott Copley Place (1)	1,144
Axiom Hotel, San Francisco	152	Sheraton Boston Hotel	1,220
Coronado Island Marriott Resort & Spa (1)	300	The Westin Waltham Boston	351
Grand Hyatt San Francisco	668	Minnesota
Hyatt Regency San Francisco Airport	789	Minneapolis Marriott City Center	585
Manchester Grand Hyatt San Diego (1)	1,628	New Jersey
Marina del Rey Marriott (1)	370	Newark Liberty International Airport Marriott (1)	591
Marriott Marquis San Diego Marina (1)	1,360	Sheraton Parsippany Hotel	370
San Francisco Marriott Fisherman’s Wharf	285	New York
San Francisco Marriott Marquis (1)	1,500	New York Marriott Downtown	515
San Ramon Marriott (1)	368	New York Marriott Marquis	1,966
Santa Clara Marriott (1)	766	Sheraton New York Times Square Hotel	1,780
The Ritz-Carlton, Marina del Rey (1)	304	Ohio
The Westin Los Angeles Airport (1)	747	The Westin Cincinnati (1)	456
The Westin South Coast Plaza, Costa Mesa (2)	393	Pennsylvania
W Hollywood (1)	305	Philadelphia Airport Marriott (1)	419
Colorado		The Logan	391
Denver Marriott Tech Center	605	Texas
Denver Marriott West (1)	305	Houston Airport Marriott at George Bush
The Westin Denver Downtown	430	Intercontinental (1) (3)	573
Florida		Houston Marriott Medical Center/Museum
1 Hotel South Beach, Miami Beach	433	District (1)	395
Hilton Singer Island Oceanfront/Palm Beaches		JW Marriott Houston by the Galleria	516
Resort	223	San Antonio Marriott Rivercenter (1)	1,000
Hyatt Regency Coconut Point Resort and Spa	454	San Antonio Marriott Riverwalk	512
Miami Marriott Biscayne Bay	600	The St. Regis Houston	232
Orlando World Center Marriott	2,004	Virginia
Tampa Airport Marriott (1)	298	Hyatt Regency Reston	518
The Don CeSar	348	The Ritz-Carlton, Tysons Corner (1)	398
The Ritz-Carlton, Amelia Island	446	Westfields Marriott Washington Dulles	336
The Ritz-Carlton, Naples	447	Washington
The Ritz-Carlton Golf Resort, Naples	295	The Westin Seattle	891
YVE Hotel Miami	243	W Seattle	424
Georgia		Washington, D.C.
Grand Hyatt Atlanta in Buckhead	439	Grand Hyatt Washington	897
JW Marriott Atlanta Buckhead	371	Hyatt Regency Washington on Capitol Hill	838
The Westin Buckhead Atlanta	365	JW Marriott Washington, DC	777
The Whitley, A Luxury Collection Hotel,		The Westin Georgetown, Washington D.C.	267
Atlanta Buckhead	507	Washington Marriott at Metro Center	459
Hawaii		Brazil
Andaz Maui at Wailea Resort	301	ibis Rio de Janeiro Parque Olimpico	256
Fairmont Kea Lani, Maui	450	JW Marriott Hotel Rio de Janeiro	245
Hyatt Place Waikiki Beach	426	Novotel Rio de Janeiro Parque Olimpico	149
Hyatt Regency Maui Resort and Spa	810	Canada
Illinois		Calgary Marriott Downtown Hotel	388
Chicago Marriott Suites Downers Grove	254	Marriott Downtown at CF Toronto Eaton
Embassy Suites by Hilton Chicago Downtown		Centre (1)	461
Magnificent Mile	455	Total	46,307
Swissôtel Chicago	662
The Westin Chicago River North	445

(1)	The land on which this hotel is built is leased from a third-party under one or more lease agreements.
(2)	The land, building and improvements are leased from a third-party under a long-term lease agreement.
(3)	This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 12% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 19, 2021 by each market location based on its percentage of 2020 revenues:

Revenues By Market Location [1]

Florida Gulf Coast 12%
Phoenix 9%
San Francisco/San Jose 8%
San Diego 8%
Maui/Oahu 8%
New York 7%
Miami 7%
Washington, D.C. (CBD) 4%
Orlando 4%
Los Angeles 4%
Boston 3%
Atlanta 3%
Jacksonville 3%
Houston 3%
Other Domestic 3%
Chicago 2%
New Orleans 2%
Northern Virginia 2%
San Antonio 2%
Philadelphia 1%
Seattle 1%
Orange County 1%
Denver 1%
International 1%

(1)	Our sold hotels accounted for the remaining 1% of our 2020 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 19, 2021, owned, or owned an interest in, 10 hotels. Due to the ownership structure and economic or participating rights of the partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities are as follows:

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

As of December 31, 2020, the Asia/Pacific JV has invested approximately $109 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, India, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

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

For additional information see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

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

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. In 2020, the sharp decline in hotel sales began in March, when many states and localities implemented mandatory quarantines and travel restrictions in response to the COVID-19 pandemic and varied for the remainder of the year, resulting in hotel sales for our consolidated portfolio that were approximately 66%, 6%, 12% and 16% for the first, second, third and fourth calendar quarters, respectively, in 2020. In 2019, our sales were approximately 26%, 27%, 23% and 24% for the first, second, third and fourth calendar quarters, respectively.

Environmental, Governmental and Regulatory Matters

Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances. These laws may impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, certain environmental laws and common law principles could be used to impose liability for the release of hazardous or toxic materials, and third parties may seek recovery from owners or operators of real properties for personal injury associated with exposure to released hazardous or toxic materials. Environmental laws also may impose restrictions on the way property may be used or

(1) This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

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

Our hotels also are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we have in the past and may in the future incur capital expenditures to make our hotels accessible. These and other building laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, the imposition of civil penalties in cases brought by the Justice Department or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures.

Human Capital Resources

As of February 19, 2021, we had 163 employees, all of whom work in the United States, including our regional offices in Miami and San Diego. The current average tenure of our employees is more than 10 years and the voluntary and total turnover rates in 2020 were 7.7% and 9.4%, respectively. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans.  Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values of Excellence, Partnership, Integrity and Community, and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. In order to ensure that we are meeting our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.

During 2020, we launched a formal diversity and inclusion initiative. Our CEO joined the CEO Action for Diversity & Inclusion initiative in order to continue to advance diversity and inclusion within our workplace. We also provide unconscious bias training to our employees and plan to expand upon this training as part of our participation in the CEO Action for Diversity & Inclusion initiative. As of December 31, 2020, our total workforce consists of 43% men and 57% women, with 43% of management positions held by women.

The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel managers. The employees at all of our U.S. and Canadian hotels are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees.

Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force. Employees of our third-party hotel managers at 18 of our hotels, representing approximately 25% of our total room count, are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.” None of Host’s employees are covered by collective bargaining agreements.

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

Since first reported in December 2019, the novel coronavirus that causes the COVID-19 disease has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.  The pandemic has significantly adversely impacted U.S. and global economic activity, resulting in a global recession, and has contributed to significant volatility in financial markets. The global impact of the outbreak has been rapidly evolving and, in the United States, certain states and cities, including most where we own hotels, have reacted by instituting various restrictive measures such as quarantines, restrictions on travel, "stay at home" rules, limitations on the size of gatherings, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly and is having an outsized impact on the U.S. lodging industry. Many of our hotels are operating at very low occupancy.

For these reasons, the COVID-19 pandemic has resulted in a sharp decline in revenues at our hotels and significantly adversely affected the ability of our hotel managers to successfully operate our hotels and has had a significant adverse effect on our business, financial condition, results of operations, liquidity and cash flows due to, among other factors:

•

a sharp decline in group, business and leisure travel resulting from (i) restrictions on travel imposed by governmental entities, public institutions and employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, and (iii) the closure or limits on occupancy for amusement parks, museums and other tourist attractions;

•	negative public perceptions of travel and public gatherings in light of the perceived risks associated with COVID-19; and
•

increased operating costs from implementing enhanced cleaning protocols and other COVID-19 mitigation practices as well as employee severance and furlough costs. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs. For example, our managers may need to enhance health and hygiene requirements at our properties in an attempt to counteract future outbreaks.

In addition, quarantines, temporary closures of businesses, states of emergencies and other restrictive measures taken by governments and organizations may negatively impact the ability of our hotel managers to continue to obtain goods and services necessary for the operation of our hotels, obtain necessary personal protective equipment, provide adequate hotel staffing, provide customary levels of hotel services or operate the hotel in a way that facilitates social distancing, all of which may adversely affect the operation of our hotels. The reduced economic activity also may negatively impact future lodging demand even after the restrictive measures related to the COVID-19 pandemic are lifted as, historically, trends in economic indicators such as gross domestic product, business investment, corporate profits and employment growth (all of which have been negatively impacted) all have been key indicators of the relative strength of future lodging demand.

The effects of the COVID-19 pandemic on the lodging industry are unprecedented and have materially adversely affected our operations.  The duration of the COVID-19 pandemic and its impact on our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope and severity of the pandemic, the timing of when vaccines become widely available, governmental actions taken to contain the pandemic or to mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact on our business, financial condition, results of operations, liquidity and cash flows. The effects of the COVID-19 pandemic also may have the effect of heightening our other risk factors disclosed in this section.

Our revenues and the value of our hotels are subject to conditions affecting the lodging industry.

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product. Because lodging industry demand typically follows the general economy, the lodging industry is highly cyclical, which contributes to potentially large fluctuations in our financial condition and our results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations. In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenues during an economic downturn, as compared to hotels in other categories that have lower room rates.  Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•

the effect on lodging demand of changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar;

•

factors that may shape public perception of travel to a particular location, such as natural disasters, weather events, pandemics and outbreaks of contagious diseases, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

•	risks that U.S. immigration policies and border closings relating to the COVID-19 pandemic will suppress international travel to the United States generally or decrease the labor pool;
•

the impact of geopolitical developments outside the U.S., such as the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, trade tensions and tariffs between the United States and its trading partners such as China, or conflicts in the Middle East, all of which could affect global travel and lodging demand within the United States;

•

volatility in global financial and credit markets, and the impact of budget deficits and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, which could materially adversely affect U.S. and global economic conditions, business activity, credit availability, borrowing costs, and lodging demand;

•

operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs or changes in workplace rules that affect labor costs, and risks relating to the response to the COVID-19 pandemic by our hotel managers, such as increased hotel costs for cleaning protocols and severance and furlough payments to hotel employees;

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

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income (other than net capital gain) each year in order to qualify as a REIT.  In addition, as a result of the COVID-19 pandemic, we may be required to raise additional capital to fund losses and improve our liquidity position.  Our ability to access external capital could be hampered by several factors, many of which are outside of our control, including:

•	price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets, including as a result of the COVID-19 pandemic;
•	changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings;
•	decreases in our current or estimated future earnings or decreases or fluctuations in the market price of the common stock of Host Inc.;
•	increases in interest rates; and
•	the terms of our existing indebtedness, which currently restrict our incurrence of additional debt while we are below required covenant levels.

As a result of COVID-19, some credit agencies have placed a “negative outlook” on our credit ratings.  If our credit ratings were to be downgraded, our access to capital and the cost of debt financing could be further negatively impacted, particularly if we were downgraded to below an investment grade rating.  The occurrence of any of the above factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on (i) our ability to finance our future growth and acquire hotels, (ii) our ability to meet our anticipated requirements for working capital, debt service and capital expenditures, and (iii) our results of operations and financial condition.  Potential consequences of disruptions in U.S. and global equity and credit markets could include the need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants, shorter maturity and higher costs which would have an adverse effect on our financial condition and liquidity.

We operate in a highly competitive industry.

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale and luxury full-service hotels, including other lodging REITs. Our hotels face strong competition for individual guests, group reservations and conference business from major hospitality chains with well-established and recognized brands, as well as from other smaller hotel chains, independent and local hotel owners and operators. Our hotels compete for customers primarily based on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. During the COVID-19 pandemic, our hotels also compete for customers based on cleanliness protocols adopted in response to the pandemic.  New hotels may be constructed and these additions to supply create new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have similar or greater commercial and financial resources which allow them to improve their hotels in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth.  We also compete for hotel acquisitions with others that have similar investment objectives to ours. This competition could limit the number of investment opportunities that we find suitable for our business. It also may increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or on the terms contemplated in our business plan.

The growth of internet reservation channels also is a source of competition that could adversely affect our business. A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If that expansion continues, it could both divert group and convention business away from our hotels and increase our cost of sales for group and convention business and materially adversely affect our revenues and profitability.

There are inherent risks with investments in real estate, including their relative illiquidity.

Investments in real estate are inherently illiquid and generally cannot be sold quickly. For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary the composition of our portfolio promptly in response to changing economic, financial and investment conditions and dispose of hotels at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to pay dividends to stockholders.  In addition, real estate ownership is subject to various risks, including:

•	government regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•	loss in value of real estate due to changes in market conditions or the area in which it is located or losses in value due to changes in tax laws or increased property tax assessments;
•	potential civil liability for accidents or other occurrences on owned or leased properties;
•	the ongoing need for owner-funded capital improvements and expenditures in order to maintain or upgrade hotels;
•	periodic total or partial closures due to renovations and facility improvements; and
•	force majeure events, such as earthquakes, hurricanes, floods or other possibly uninsured losses.

We have significant indebtedness and may incur additional indebtedness.

As of December 31, 2020, we and our subsidiaries had total indebtedness of approximately $5.5 billion.  We have significantly increased our indebtedness in the past year and have substantially utilized the full $1.5 billion available under the revolver portion of our credit facility in order to increase our cash position and to preserve financial flexibility in light of the impact resulting from COVID-19. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

If our cash flow and working capital are not sufficient to fund our expenditures or service our indebtedness, we will be required to raise additional funds through sales of common or preferred OP units of Host L.P. or common or preferred stock of Host Inc., the incurrence of additional permitted indebtedness by Host L.P. (which is currently unavailable to us due to limits placed on incurring additional debt under our senior notes) or sales of our assets. We cannot make any assurances that any of these sources of funds will be available to us or, if available, will be on terms that we would find acceptable or in amounts sufficient to meet our obligations or fulfill our business plan.

The terms of our indebtedness place restrictions on us and on our subsidiaries and these restrictions reduce our operational flexibility and create default risks.

We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries.  For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:

•	incur additional indebtedness in excess of certain thresholds and without satisfying certain financial metrics which we do not currently meet;
•

pay dividends on classes and series of Host Inc. capital stock and pay distributions on Host L.P.’s classes of units or make stock repurchases without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage; and

•	incur capital expenditures, make hotel acquisitions, or sell assets without using the proceeds to repay indebtedness.

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial metrics which are currently waived due to the pandemic but which we would not otherwise satisfy.  The restrictive covenants in our senior notes and credit facility reduce our flexibility in conducting our operations and limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness.  For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness and the terms of our current waiver under the credit facility, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

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

Our acquisition of hotels may have a significant effect on our business, liquidity, financial position and/or results of operations.

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

Any of the above factors could affect adversely our ability to complete the developments on schedule and consistent with the scope that currently is contemplated, or to achieve the intended value of these projects

We do not control our hotel operations and we are dependent on the managers of our hotels.

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

Approximately 70% of our hotels (as measured by 2020 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the individual management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.

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

We will need to make capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. We also are required by our hotel management agreements to make agreed upon capital expenditures to our hotels. In addition, the timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our hotels in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or the threat of a terrorist attack.

Hotels in the following cities and markets represented approximately 67% of our 2020 revenues: New York, Washington, D.C., San Diego, San Francisco, Boston, Florida, Hawaii, Atlanta, and Los Angeles. An economic downturn, an increase in hotel supply in these cities and markets, a natural disaster, a terrorist attack or similar disaster in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, during the COVID-19 pandemic, large urban markets with enhanced restrictions on social gatherings have been disproportionately impacted by the decline in lodging demand. Additionally, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.

We may acquire or develop hotels in joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures and are exploring further investment or development opportunities. We may, from time to time, invest as a co-venturer in other entities owning hotels instead of purchasing them directly. We also may sell interests in existing hotels to a third-party as part of forming a joint venture with the third-party. Investments in joint ventures may involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers often share control over the operations of a joint venture. Actions by a co-venturer also could subject the hotels to additional risks because our co-venturer might have economic or business interests or goals that are inconsistent with our interests or goals.  Disputes between us and our partners or co-venturers may result in litigation that would increase our expenses and may negatively impact hotel operations.

Some potential losses are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption, cyber threats, terrorism and other risks with respect to all our hotels and other properties. In a limited number of instances, and certain coverages related to hotel managers’ employer status, properties instead may be insured under the hotel manager’s policies. As of February 2021, all consolidated hotels currently are covered under the company’s property insurance. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and

Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Our property insurance policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel only may receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida or up the East Coast, claims from each of our hotels would be aggregated against the policy limit or sub-limit and likely would exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits, and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

In addition, there are other risks relating to property insurance, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or too expensive to justify coverage. Also, insurance coverage for war, infectious disease, and nuclear, biological, chemical and radiological perils is extremely limited.  We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a hotel, as well as its anticipated future revenues.

Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems could materially adversely affect our business.

Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems have been and continue to be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption; cyber-terrorism; viruses, worms or other malicious software programs; and employee error, negligence or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems. The risks from these cyber threats are significant and, Marriott International, the manager of a majority of our hotels, experienced a material data security breach involving the unauthorized access to the Starwood guest reservation database between 2014 and 2018.  As of this date, Marriott has been named as a defendant in various lawsuits and investigations arising out of the database breach and no assurances can be made as to the outcome of these lawsuits or investigations.

We rely on the security systems of our managers to protect proprietary and hotel customer information from these threats. Any compromise of our managers’ networks could result in a disruption to our managers’ operations, such as the disruption in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, in increased costs and in potential litigation and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub-limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as disclosed by Marriott in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our future business, financial condition and results of operations.

In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes. There can be no assurance that the security measures we have taken to protect the contents of these systems will prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. Disruptions in service, system shutdowns and security breaches in the information technologies and systems we use, including unauthorized disclosure of confidential information, could have a material adverse effect on our business, our financial reporting and compliance, and subject us to liability claims or regulatory penalties, which amounts could be significant.  We currently maintain cyber insurance, which includes coverage for third-party liability (damages and settlements to third parties) and first-party loss (costs incurred by us in response to a network security or privacy event). However, as with our operator’s coverage, our policy is subject to limits and sub-limits for certain types of claims and we do not expect that this policy will cover all the losses that we could experience from these exposures.

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

Host Inc.’s charter and by-laws, the partnership agreement of Host L.P., and the Maryland General Corporation Law (the “MGCL”) contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders, including the following:

•

Restrictions on transfer and ownership of Host Inc.’s stock. To assist in maintaining Host Inc.’s qualification as a REIT for federal income tax purposes, Host Inc.’s charter prohibits ownership, directly or by attribution, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class or series of stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.”  Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to vote those shares of stock or to receive the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit.  A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit also may be void under certain circumstances.

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

•

Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock into other classes or series of stock, and to establish the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption for each class or series. Host Inc.’s Board of Directors may give the holders of any class or series of stock terms, preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.

•

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of Host Inc. Certain provisions of the MGCL may have the effect of inhibiting a third-party from acquiring Host Inc., including:

o

“business combination” provisions that, subject to limitations, prohibit certain business combinations between a corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares of voting stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

o

“control share” provisions that provide that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

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

We believe that Host Inc. has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and Host Inc. currently intends to continue to operate and qualify as a REIT during future years. In addition, Host Inc. owns, through Host L.P., one entity that also has elected to be treated as a REIT. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income. Any such corporate income tax liability could be substantial and would reduce the non-qualifying REIT’s cash available for, among other things, operations and dividends to its stockholders. In addition, if Host Inc. were to fail to qualify as a REIT, it would not be required to pay dividends to its stockholders. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” each of Host Inc. and our subsidiary REIT will fail to qualify as a REIT.

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

A REIT may own up to 100% of the equity interests of an entity that is a C corporation for federal income tax purposes if the entity is a TRS. A TRS may own assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if owned or earned directly by a REIT, including revenues from hotel operations. Both the REIT and its C corporation subsidiary must jointly elect to treat such C corporation subsidiary as a TRS. A C corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock or securities automatically will be treated as a TRS. For taxable years beginning after December 31, 2017, no more than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the total value of a REIT’s assets may consist of stock or securities of one or more TRS.

Our TRS will pay federal corporate income tax and applicable state and local corporate income tax and, if applicable, foreign corporate income tax on its taxable income. The after-tax net income of our TRS will be available for distribution to us as a taxable dividend to the extent of its accumulated earnings and profits, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) of the total value of our assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with this 20% requirement. There can be no assurance, however, that we will be able to comply with the 20% (25% for taxable years beginning after July 30, 2008 and on or before December 31, 2017) value limitation discussed above.

Rent paid to Host Inc. and its subsidiary REIT by our TRS cannot be based on its net income or profits for such rents to qualify as “rents from real property.” We receive “percentage rent” from our TRS that is calculated based on the gross revenues of the hotels subject to leases - not based on net income or profits of such hotels. If the IRS determines that the rent paid pursuant to our leases with our TRS are excessive, the deductibility thereof by the TRS may be challenged, and we could be subject to a 100% excise tax on “re-determined rent” or “re-determined deductions” to the extent that such rent exceeds an arm’s-length amount. We believe that our rent and other transactions between our REITs and their TRS are based on arm’s-length amounts and reflect normal business practices, but there can be no assurance that the IRS will agree with our belief.

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

A limited partner who elects to redeem its OP units will be treated for federal and state income tax purposes as having sold the OP units, resulting in a taxable event to such limited partner.  The gain or loss recognized by the limited partner is measured by the difference between the amount realized thereby and the tax basis in the OP units redeemed (which tax basis includes the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the limited partner recognizes and pays could exceed the value of the common stock or cash received from the redemption of its OP units.

General Risk Factors

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2020, there are approximately 7.2 million Host LP OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans.  We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. At December 31, 2020, there were approximately 15 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain non-consolidated properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2020, approximately 45% of our debt is subject to floating interest rates.  Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.

A portion of our long-term indebtedness, specifically $2.5 billion of credit facility revolving and term loans, bears interest at floating interest rates based on USD-LIBOR. We expect to transition from LIBOR to another reference rate due to the expected cessation of the LIBOR reference rate. On November 30, 2020, the U.S. Federal Reserve Board expressed support for a plan to cease publication of the one week and two month LIBOR rates after December 31, 2021, and the remaining LIBOR rates after June 30, 2023, and encouraged banks to transition away from LIBOR as soon as possible. Accordingly, it is highly likely that LIBOR for the primary LIBOR rates under our credit facility will be discontinued after June 2023, and, until our credit facility is modified to provide for a specific benchmark replacement, it is unclear what rate will apply to such credit facility debt. Such transition could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated and adverse consequences.

Compliance with the Americans with Disabilities Act and other government regulations can be costly.

Our hotels are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we incur capital expenditures to make our hotels accessible. In addition, we have committed to provide, and certain local laws and contracts between our hotel managers and hotel workers’ unions require our hotels to provide, our managers’ employees with safety devices, sometimes known as “panic buttons.” We fund the capital necessary to ensure that employees at our hotels will be equipped with these safety devices. These and other laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, imposition of civil penalties in cases brought by the Justice Department, or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations.  In addition, the operations of our foreign hotels are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act and other anti-corruption laws, but we cannot assure that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations.

Litigation judgments or settlements could have a significant adverse effect on our financial condition.

We are involved in various legal proceedings in the ordinary course of business and are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of current proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the quantum of our operating results for such period. We also could become the subject of future claims by the operators of our hotels, individuals or companies who use our hotels, our investors, our joint venture partners or regulating entities and these claims could have a significant adverse effect on our financial condition and results of operations.

Environmental liabilities are possible and can be costly.

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

We are involved in various legal proceedings in the ordinary course of business including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. We are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated. For more information, see Note 17 in Item 8. -- Financial Statements and Supplementary Data.

Item 4.	Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 19, 2021. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	82

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.

James F. Risoleo President, Chief Executive Officer and Director	65

James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.

Sourav Ghosh Executive Vice President, Chief Financial Officer and Treasurer	44

Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer and treasurer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	46

Julie P. Aslaksen joined our company in November 2019 as executive vice president, general counsel and secretary. Prior to joining our company, Ms. Aslaksen served as vice president and general counsel at General Dynamics Information Technology from 2017 to 2019.  Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as staff vice president, deputy general counsel and assistant secretary.

Joanne G. Hamilton Executive Vice President, Human Resources and Corporate Responsibility	63

Joanne G. Hamilton joined our company as executive vice president, human resources in January 2010. Prior to joining our company, she was the chief human resource officer for Beers & Cutler from 2007 to 2010.

Michael E. Lentz Executive Vice President Development, Design & Construction	57

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

Joseph C. Ottinger Senior Vice President, Corporate Controller	44

Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president and corporate controller.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	48

Nathan S. Tyrrell joined our finance department in 2005.  He became treasurer in February 2010. In 2015, he was named managing director of investment activities for the east coast and in 2017 he was named executive vice president, chief investment officer.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.

Host Inc.’s common stock is listed on the Nasdaq Stock Market and trades under the symbol “HST.”

As of February 19, 2021, there were 17,108 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 19, 2021, there were 1,171 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock. However, under the terms of our credit facility amendment, all redemptions must be made with Host Inc. common stock.

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

Comparison of Five-Year Cumulative Stockholder Returns 2015 – 2020

	2015	2016	2017	2018	2019	2020
Host Hotels & Resorts, Inc.	$100.00	$129.37	$141.17	$122.54	$142.94	$114.77
NAREIT Lodging Index	$100.00	$124.34	$133.25	$116.17	$134.35	$102.65
S&P 500 Index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2020 Host Inc. Purchases of Equity Securities

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of its common stock and on August 5, 2019, we announced an increase in the repurchase program from $500 million to $1 billion. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion. We currently are restricted from repurchasing our common stock by our credit facility amendment, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2020 – October 31, 2020	—	$—	—	$371
November 1, 2020 – November 30, 2020	—	$—	—	$371
December 1, 2020 – December 31, 2020	—	$—	—	$371
Total	—	$—	—	$371

_____________

*	Prices shown are exclusive of commissions paid.
Item 5.	Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 19, 2021 was 1,171. The number of outstanding common OP units as of February 19, 2021 was 697,748,677, of which 690,530,629 were owned by Host Inc.

Fourth Quarter 2020 Host L.P. Purchases of Equity Securities

Period	Total Number of OP Units Purchased	Average Price Paid Per Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2020 – October 31, 2020	22,776	1.021494 shares of Host Inc. Common Stock	—	—
November 1, 2020 – November 30, 2020	3,795	1.021494 shares of Host Inc. Common Stock	—	—
December 1, 2020 – December 31, 2020	21,537	1.021494 shares of Host Inc. Common Stock	—	—
Total	48,108		—	—

*	Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6.	Selected Financial Data

None.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019. For a discussion and analysis of the year ended December 31, 2019 compared to the same period in 2018, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2019, filed with the SEC on February 25, 2020.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2020. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 19, 2021, we own 80 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 10 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 64%, 30%, and 6%, respectively, of our 2020 room sales. By comparison, our 2019 room sales consisted of 61%, 35%, and 4%, respectively, for transient business, group business and contract business. Transient business broadly represents individual business and leisure travelers. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than by trends in leisure demand. However, due to the effects of the COVID-19 pandemic, demand during the period April 2020 to present has primarily been driven by leisure customers. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.

COVID-19 Impact and Response. The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. The adverse economic impact continues as various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the pandemic continues to negatively impact almost every industry directly or indirectly, including having a severe impact on the U.S. lodging industry generally and our company specifically. The ongoing effects of the pandemic on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other governmental authorities to contain the outbreak have been lifted.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act); however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit (“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act, as discussed below. Benefits received by our operators from the ERC related to employees at our hotels ultimately will benefit us as we bear the expense for the wages and benefits of all persons working at our hotels.

In response to the pandemic, we and our managers, as applicable, have taken the following actions:

•

As of February 19, 2021, reopened 31 of the 35 hotels that had suspended operations at the start of the COVID-19 pandemic. We will maintain operations or reopen a property when it is anticipated to generate revenue greater than the incremental costs associated with staying open;

•

Average monthly occupancy (which includes the results of hotels with suspended operations) has increased during the pandemic from 6.9% in April to 17.3% in December, due primarily to increased demand in drive-to leisure markets;

•

Working with our hotel managers, we implemented portfolio-wide cost reductions, including significantly reducing staffing levels by furloughing or severing a substantial portion of the hotel workforce, reduced shared services fees, suspended food and beverage outlet operations, closed guestroom floors and meeting space, and temporarily suspended brand standards. These initiatives have resulted in a reduction of hotel operating costs across the portfolio by over 50% for the year, excluding severance, compared to 2019. We expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions over time;
•

Paid health benefits of approximately $112 million during the year for hotel employees furloughed by our managers and special pay and accrued $13 million at year-end for similar payments to be made in the first quarter of 2021. A portion of the furlough costs has been offset by ERC of approximately $39 million recorded for the year. We also recorded $65 million during the year for hotel-level severance costs;

•

Suspended contributions to our hotels’ FF&E escrow accounts and suspended or deferred non-essential capital projects, which reduced full year 2020 capital expenditures by over $100 million compared to the forecast range as reported in our 2019 Annual Report on Form 10-K;

•

Successfully amended the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans. Under the amendments, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022, with certain financial covenants modified through the third quarter of 2023;

•

Accessed the full $1.5 billion under the revolver portion of the credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets;

•	Suspended regular quarterly common cash dividends and stock repurchases until further notice. All future dividends are subject to approval by the Board of Directors; and
•	Reduced corporate expenses by approximately 16.8% for the year compared to 2019, through reduced travel, compensation and other overhead.

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. There remains a great deal of uncertainty surrounding the timing for widespread availability of vaccines and, as a result, the duration of the COVID-19 pandemic remains difficult to predict. We, and our hotel managers, may take additional actions in response to future developments.

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

Operations from our domestic portfolio account for approximately 99% of our total revenues and 1% relate to our five hotels in Canada and Brazil. The following table presents the components of our hotel revenues as a percentage of our total revenues:

		% of 2020 Revenues	% of 2019 Revenues
•	Rooms revenues. Occupancy and average daily room rate are the major drivers of rooms revenues. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	60%	63%

•	Food and beverage revenues. Food & beverage revenues consist of revenues from group functions, which may include banquet revenues and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our hotels.	26%	30%

•	Other revenues. Occupancy, the nature of the hotel (e.g., resort) and its price point are the main drivers of other ancillary revenues, such as attrition and cancellation fees, resort and destination fees, parking, golf courses, spas, entertainment and other guest services. This category also includes other rental revenues.	14%	7%

Hotel operating expenses represent approximately 97% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2020 Operating Costs and Expenses	% of 2019 Operating Costs and Expenses
•	Rooms expenses. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expenses. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	14%	19%

•	Food and beverage expenses. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	16%	24%

•	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, allocated brand costs, sales and marketing, repairs and minor maintenance and utility costs.	27%	28%

•	Management fees. Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain thresholds.	2%	5%

•	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	12%	8%

•	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures.	26%	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 59% of our rooms, food and beverage, and other departmental and support expenses.

Key Performance Indicators. The following key performance indicators commonly are used in the hospitality industry and we believe provide useful information to management and investors in order to compare our performance with the performance of other lodging REITS:

•	hotel occupancy is a volume indicator based on the percentage of available room nights that are sold;
•	average daily rate (“ADR”) is a price indicator calculated by dividing rooms revenues by the number of rooms sold;
•

revenues per available room (“RevPAR”) is used to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the hotel. Although RevPAR does not include these ancillary revenues, it is considered a key indicator of core revenues for many hotels; and

•

total revenues per available room (“Total RevPAR”) is a summary measure of hotel results calculated by dividing the sum of rooms, food and beverage and other ancillary services revenues by room nights available to guests for the period.  It includes ancillary revenues that are not included in the calculation of RevPAR.

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

We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:

•

NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business.

•

All Owned Hotel Pro Forma EBITDA. All Owned Hotel Pro Forma EBITDA measures property-level results before debt service, depreciation and corporate expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use All Owned Hotel Pro Forma EBITDA and associated margins to evaluate the profitability of our hotels.

•

EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business (“Adjusted EBITDAre”).

In discussing our operating results, we typically present RevPAR and certain other financial data on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between years. For this reason, we are temporarily suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2020, but do not include the results of operations for properties sold in 2019 or 2020; and (2) operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results. We also present RevPAR separately for our consolidated domestic and foreign (both on a nominal and constant dollar basis) hotels. We provide RevPAR results in constant currency due to the consolidated hotels that we own in Canada and Brazil and the effect that exchange rates have on our reporting. We use constant currency because we believe it is useful to investors as it provides clarity on how the hotels are performing in their local markets. For all other measures (net income, operating profit, EBITDA, FFO, etc.), our discussion refers to nominal US$, which is consistent with the presentation of our financial statements under U.S. generally accepted accounting principles (“GAAP”).

Summary of 2020 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2020 (in millions, except per share and hotel statistics):

Historical Income Statement Data:

	2020	2019	Change
Total revenues	$1,620	$5,469	(70.4)%
Net income (loss)	(741)	932	N/M
Operating profit (loss)	(953)	799	N/M
Operating profit (loss) margin under GAAP	(58.8)%	14.6%	N/M
EBITDAre (1)	$(233)	$1,538	N/M
Adjusted EBITDAre (1)	$(168)	$1,534	N/M

Diluted earnings (loss) per share	$(1.04)	$1.26	N/M
NAREIT FFO per diluted share (1)	(.31)	1.70	N/M
Adjusted FFO per diluted share (1)	(.17)	1.78	N/M

All Owned Hotel Data:

	2020 Owned Hotels (1)
	2020	2019	Change
All owned hotel revenues (pro forma) (1)	$1,604	$5,190	(69.1)%
All owned hotel EBITDA (pro forma) (1)	(137)	1,493	N/M
All owned hotel EBITDA margin (pro forma)	(8.5)%	28.8%	N/M
Change in all owned hotel (pro forma) Total RevPAR - Constant US$	(69.4)%
Change in all owned hotel (pro forma) RevPAR - Constant US$ (2)	(70.3)%
Change in all owned hotel (pro forma) RevPAR - Nominal US$ (2)	(70.3)%
___________

(1)

EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and all owned hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. Beginning in 2020, we changed our definition of Adjusted EBITDAre and Adjusted NAREIT FFO to exclude non-ordinary course severance costs, and remove these severance costs from property level operating results, which we believe provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. Furlough costs, which are viewed as a replacement to wages, will continue to be included in these metrics. Including these severance costs, our Adjusted EBITDAre and Adjusted NAREIT FFO would have been $(233) and $(184), respectively. Including severance costs, our All Hotel Pro Forma EBITDA would have been $(202) million. See “Non-GAAP Financial Measures” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

N/M = Not meaningful.

Revenues

Total revenues declined $3,849 million, or 70.4%, compared to 2019, due to the COVID-19 pandemic, as we experienced a sharp decline in group, business and leisure travel beginning in mid-March 2020. An overall decline in travel as well as the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings and on-going travel restrictions have significantly reduced demand at our hotels. All owned hotel pro forma RevPAR decreased 70.3% compared to 2019, on a constant US$ basis, due to a 5,260 basis point decline in occupancy to 26.0%. All owned hotel pro forma Total RevPAR decreased 69.4% for the year as food and beverage revenues also experienced significant declines due to the decline in occupancy. (see “Statement of Operations Results and Trends”).

Following RevPAR increases in January and February 2020 across the majority of the portfolio, we experienced unprecedented occupancy declines in the second quarter, followed by modest sequential improvements in the third and fourth quarters. The incremental quarterly improvement in the second half of the year was driven by increased demand in drive-to leisure markets. As a result, all owned hotel Total RevPAR in our Florida Gulf Coast, Jacksonville and Miami markets declined the least during the year, with decreases of 40.6%, 46.1% and 46.6%, respectively, due primarily to short-term leisure demand in the second half of the year. All owned hotel Total RevPAR at our Phoenix properties declined 51.1% during the year, also benefiting from leisure business, which led to strong golf revenues at two of our properties in that market, while all owned hotel Total RevPAR at our Maui/Oahu properties declined 69.6%, with operations suspended for three of our hotels through the third quarter followed by hotel reopenings and loosening travel restrictions in the fourth quarter. Our hotels in San Francisco/San Jose and New York, our two largest markets by room count, experienced declines in all owned hotel Total RevPAR of 74.5% and 80.3%, respectively, due to suspension of operations for a portion of the year at several of these hotels. The largest all owned hotel Total RevPAR declines occurred in our Boston and Chicago markets, with decreases of 84.8% and 82.7%, respectively, as operations remain suspended at the Sheraton Boston Hotel and the Westin Chicago River North.

Operating Profit

Operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) declined in 2020 to (58.8)% due to the decline in operations from the COVID-19 pandemic. Operating profit margins under GAAP also are affected significantly by several items, including dispositions, depreciation expense and corporate expenses. Our all owned hotel pro forma EBITDA margins, which exclude these items, declined to (8.5)% for the year.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income for Host Inc. decreased $1,673 million in 2020 to a loss of $741 million primarily due to the decline in operations from the COVID-19 pandemic, as well as a $132 million decrease in other gains/(losses), consisting primarily of lower gain on sale of assets in 2020 as compared to 2019. These results led to a diluted loss per common share for Host Inc. of $1.04. Adjusted EBITDAre, which excludes, among other items, gain on sale of assets, impairment expense and severance expense, decreased to $(168) million for the year, while Adjusted FFO per diluted share, which excludes gain on sale of assets and other real estate transactions, including depreciation, impairment and severance, decreased to $(0.17) in 2020.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

2021 Outlook

The COVID-19 pandemic has severely impacted macroeconomic and industry expectations for 2021. While economic growth and business investment are expected to accelerate meaningfully in 2021, supported by further stimulus, low interest rates, and vaccine distribution, government-imposed restrictions across the U.S. remain. Many regions continue to grapple with the early 2021 surge in outbreaks and new variants of the virus, which has resulted in elevated jobless claims and slower economic activity in the first part of the year. While forecasts for 2021 remain uncertain, Blue Chip Economic Indicators consensus currently estimates an increase in real GDP of 4.9% for the year, while business investment is anticipated to increase 6.8%. Though analysts believe the unemployment rate peaked in 2020, it is anticipated to remain elevated into 2021, with an expected average of 5.8% for the year. The range of potential outcomes on the economy and the lodging industry specifically is exceptionally wide, reflecting both the unprecedented nature of the pandemic and varying analyst assumptions surrounding infection rates, new virus variants and the timing of vaccine deployments.

Hotel supply growth is anticipated to remain below the long-term historical average in 2021, as social distancing measures and supply chain challenges resulted in project delays across the U.S. A large percentage of U.S. hotels closed temporarily in 2020, and while many have begun to reopen, we anticipate that the number of permanent hotel closures will be higher than historical averages. The pandemic’s outsized impact on our industry has resulted in a breakdown of the relationship between increased business investment and RevPAR growth. RevPAR recovery is anticipated to lag that of the broader U.S. economy, despite lower supply growth. Luxury and upper upscale hotels in top markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen slightly improving trends, we anticipate that these factors will persist in 2021.

As a result of the significant uncertainties related to the timing of vaccine deployment, further government stimulus and related policy, and resulting broader macroeconomic trends in 2021, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses likely will remain cautious. While investor optimism has grown in the early part of 2021 as analysts focus on the potential for significant pent-up leisure demand, existing corporate policies are expected to continue to constrain nonessential business transient and group travel until the country approaches herd immunity. Given the unprecedented and unpredictable nature of the pandemic and its effect on our industry, we are not able to provide a full year forecast for RevPAR at this time. We believe that recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and, especially with respect to corporate and group travel, the timing of vaccine deployment. Accordingly, we believe the recovery in 2021 likely will be gradual and that the impact on specific markets and industries will be uneven.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel. For more information on the risks that can affect our future results, see Part 1 Item 1A. “Risk Factors.”

Strategic Initiatives

For 2021, we intend to continue our disciplined approach to capital allocation in order to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise as a result of the pandemic. At the same time, we will opportunistically sell hotels when market conditions permit, including the pursuit of exiting the Brazil and Canada markets in order to focus on our domestic portfolio. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.

Dispositions. We completed the sale of the Newport Beach Marriott Hotel & Spa in 2020 for net proceeds of approximately $202 million. Additionally, in transactions completed during the year, we sold a total of 38 acres of land adjacent to The Phoenician for $83 million.

Financing transactions. Senior Notes. On August 20, 2020, we completed an underwritten public offering of $600 million aggregate principal amount of 3.5% Series I senior notes and on September 3, 2020, we completed the issuance of an additional $150 million aggregate principal amount of Series I senior notes, for total proceeds of approximately $733 million, net of discounts, underwriting fees and expenses. The Series I senior Notes have been designated as green bonds, as an amount equal to the net proceeds will be allocated to eligible green projects. A portion of the proceeds were used in August 2020 to repay approximately 81% of the outstanding 4.75% Series C senior notes due 2023 for $390 million, including $26 million of prepayment costs. Additionally, the remaining $86 million of Series C senior notes were redeemed in December 2020 for $94 million, including a premium of approximately $8 million. This eliminated the final series of senior notes issued before we attained an investment grade rating, and therefore any covenants or restrictions under our non-investment grade senior notes indentures no longer are applicable.

Credit Facility. During the year, we had a net draw of $1,483 million under the revolver portion of our credit facility. Additionally, in June 2020 and February 2021, we amended the terms of our credit facility, under which the quarterly-tested financial maintenance covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022. Following the covenant waiver period, certain financial maintenance covenants are modified through the third quarter of 2023.

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. Through our transactions in 2020, we were able to lower our weighted average interest rate to 3.0% at December 31, 2020, compared to 3.8% at December 31, 2019, and extended our weighted average debt maturity to 5.0 years. We have a debt balance of $5.5 billion and no significant debt maturities until 2023.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8 “Financial Statements and Supplementary Data – Note 5.  Debt” in the Notes to Consolidated Financial Statements.

Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2020, we spent approximately $499 million on capital expenditures, of which $343 million represented return on investment (“ROI”) capital expenditures and $156 million represented renewal and replacement projects.

In collaboration with Marriott, we initiated a transformational capital program in 2018 on an initial 17 properties, now 16 properties following the sale of the Newport Beach Marriott Hotel & Spa, that is expected to occur over a four-year period. We believe these investments will make these hotels more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. To accelerate this process, we agreed to invest amounts in excess of the FF&E reserves required under our management agreements, or approximately an average of $175 million per year, which amounts are included in the forecast range of 2021 capital expenditures reflected below. In exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $83 million, before reductions for incentive management fees, over the four years to offset expected business disruption.

Of the 16 properties included in the program, we substantially completed the projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019 and projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020. Work is underway at seven other properties. Approximately 65% of the total estimated costs of the transformational capital program have been spent as of December 31, 2020 and, in 2021, we expect to substantially complete four additional properties, including:  The Ritz-Carlton Amelia Island, New York Marriott Marquis, Houston Medical Center Marriott and Orlando World Center Marriott.

In 2021, we also have several projects scheduled to be completed or initiated that seek to add value to our existing portfolio over time. These include:

•

AC Hotel Scottsdale North – using an underutilized parking lot alongside The Westin Kierland Resort & Spa, we developed a 165-room select-service hotel branded as an AC by Marriott. The hotel was substantially completed in 2020 and opened in January 2021;

•

Additional villas at the Andaz Maui at Wailea Resort – development and construction of 19 additional two-bedroom, luxury villas at the Andaz Maui is underway and expected to be completed in the second quarter of 2021;

•	Expansion at The Ritz-Carlton Naples Golf Resort – development and construction of a 1.5-acre water park is underway and is expected to be completed in the second quarter of 2021;
•

Expansions at the Orlando World Center Marriott – development and construction of a 2.3-acre waterpark and a 60,000 gross square-foot meeting space expansion is underway and is expected to be completed in the first half of 2022; and

•

The Ritz-Carlton Naples - a tower expansion and extensive guestroom renovation that will increase the number of suites at the property are scheduled to begin in the second quarter of 2021, paired with the redevelopment of public and meeting space, including the addition of a new pool and cabanas to begin in 2022, with all projects expected to be completed in the fourth quarter of 2022.

For 2021, we expect to make capital expenditures of $375 million to $475 million, including approximately $110 million to $140 million for the Marriott transformational capital program discussed above, which is expected to be nearly 85% complete by year-end 2021. We received approximately $19 million in operating profit guarantees in 2020 from Marriott and expect to receive approximately $16 million in 2021. The total expected capital spend consists of $275 million to $325 million of ROI projects and $100 million to $150 million of renewal and replacement projects. We have established key milestones to review major projects prior to implementation, with the ability to reduce 2021 capital expenditures by approximately $150 million, if required, to conserve cash.

Share Repurchases and Dividends. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. In the first quarter of 2020, we repurchased 8.9 million common shares at an average price of $16.49 per share, exclusive of commissions, for a total of $147 million, prior to suspending our repurchases in response to the COVID-19 pandemic. At December 31, 2020, we had $371 million available for repurchase under the program. Repurchases are currently restricted under the terms of our credit facility amendment.

During 2020, Host Inc.’s Board of Directors declared a dividend of $0.20 per share in the first quarter, with respect to Host Inc.’s common stock. Accordingly, Host L.P. made distributions of $0.2042988 per unit with respect to its common OP units for 2020. As part of its response to COVID-19 and in order to preserve cash and future financial flexibility, Host suspended its regular quarterly common cash dividend commencing with the second quarter dividend that would have been paid in July 2020.

There can be no assurances as to when dividends will be restored but, based on the terms of the credit facility amendments, we are restricted to paying a quarterly common cash dividend of $0.01 per share or higher amounts to the extent necessary to allow Host Inc. to maintain REIT status or to avoid corporate income or excise taxes, until after the covenant waiver period expires following the second quarter of 2022. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors. However, while the dividend is suspended to preserve cash and liquidity, we believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2020 (in millions, except percentages):

	2020	2019	Change
Total revenues	$1,620	$5,469	(70.4)%
Operating costs and expenses:
Property-level costs (1)	2,484	4,568	(45.6)
Corporate and other expenses	89	107	(16.8)
Gain on insurance and business interruption settlements	—	5	N/M
Operating profit (loss)	(953)	799	N/M
Interest expense	194	222	(12.6)
Other gains/(losses)	208	340	(38.8)
Benefit (provision) for income taxes	220	(30)	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	(9)	12	N/M
Net income (loss) attributable to Host Inc.	(732)	920	N/M

Host L.P.:
Net income (loss) attributable to non-controlling interests	(1)	2	N/M
Net income (loss) attributable to Host L.P.	(740)	930	N/M
___________

(1)	Amounts represent total operating costs and expenses from our consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

N/M = Not meaningful

Statement of Operations Results and Trends

The following table presents revenues in accordance with GAAP for the two years ended December 31, 2020 (in millions, except percentages):

	2020	2019	Change
Revenues:
Rooms	$976	$3,431	(71.6)%
Food and beverage	426	1,647	(74.1)
Other	218	391	(44.2)
Total revenues	$1,620	$5,469	(70.4)

The significant decline in revenues was due predominantly to the impact of the COVID-19 pandemic, which began to significantly impact hotel operations beginning in March of 2020. After a significant decline in revenues in the second quarter, revenues gradually improved through subsequent quarters, although they remained well below historical levels. Our 2020 revenues on a quarterly basis were as follows:

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues:	$1,052	$103	$198	$267

Rooms. Total rooms revenues decreased $2,455 million, or 71.6%, in 2020. Rooms revenues in 2019 include $196 million of revenues for hotels sold in 2020 and 2019.

Food and beverage. Total F&B revenues decreased $1,221 million, or 74.1%, in 2020. F&B revenues in 2019 include $77 million of revenues for hotels sold in 2020 and 2019.

Other revenues. Total other revenues decreased $173 million, or 44.2%, in 2019. Attrition and cancelation fees increased $3 million compared to 2019. Other revenues in 2019 include $26 million of revenues for hotels sold in 2020 and 2019.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP for the two years ended December 31, 2020 (in millions, except percentages):

	2020	2019	Change
Expenses:
Rooms	$362	$873	(58.5)%
Food and beverage	420	1,120	(62.5)
Other departmental and support expenses	686	1,295	(47.0)
Management fees	39	239	(83.7)
Other property-level expenses	312	365	(14.5)
Depreciation and amortization	665	676	(1.6)
Total property-level operating expenses	$2,484	$4,568	(45.6)

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 59% of these expenses in any year. During 2020, these expenses declined 54% compared to 2019, excluding the severance expense discussed below. Included in these amounts in 2020 is $125 million for benefits to hotel employees who were furloughed by our managers and special pay, partially offset by approximately $39 million related to the ERC recorded by our managers. We also recorded $65 million of severance costs in 2020, which has been excluded from the wage and benefit discussions below. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

The decline in expenses for rooms, food and beverage, other departmental and support, and management fees predominantly are due to the impact of the COVID-19 pandemic, as follows:

Rooms. Rooms expenses decreased $511 million, or 58.5%, during 2020. Wages and benefits represented approximately 71% of our 2020 rooms expenses and 66% of our 2019 rooms expenses.

Food and beverage. F&B expenses decreased $700 million, or 62.5%, in 2020. Wages and benefits represented approximately 74% of our 2020 F&B expenses and 70% of our 2019 F&B expenses.

Other departmental and support expenses. Other departmental and support expenses decreased $609 million, or 47.0%, in 2020. Wages and benefits represented approximately 44% of our 2020 other departmental and support expenses and 41% of our 2019 other departmental and support expenses.

Management fees. Total management fees decreased $200 million, or 83.7%, in 2020. Base management fees, which generally are calculated as a percentage of total revenues, decreased $119 million, or 72.1%, compared to 2019. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $91 million, as we did not pay incentive management fees during 2020.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $53 million, or 14.5%, in 2020, primarily due to a decrease in rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott under the transformational capital program in both 2020 and 2019.

Depreciation and amortization. Depreciation and amortization expense decreased $11 million, or 1.6%, to $665 million in 2020, due to impairment expense that was recorded in 2019.

Other Income and Expenses

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2020	2019
General and administrative costs	$72	$92
Non-cash stock-based compensation expense	17	15
Total	$89	$107

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. In 2020, corporate and other expenses declined by approximately 17% compared to 2019, as a result of reduced compensation, travel and other overhead. In 2019, corporate and other expenses include costs associated with a significant transformation of our corporate information systems platform, the implementation of which was completed in the second quarter of 2019.

Gain on insurance and business interruption settlements. In 2019, we received $27 million of property insurance proceeds related to Hurricane Irma, that occurred in 2017, resulting in a gain of $4 million.

Interest income. Interest income decreased $24 million, or 75.0%, in 2020 due to a decline in interest rates.

Interest expense. Interest expense decreased $28 million, or 12.6%, in 2020 as compared to 2019, reflecting the benefits from refinancing activities in 2019 and 2020 as well as a decline in floating interest rates, which was partially offset by increased principal balances outstanding due to the credit facility draw. Interest expense for 2020 also reflects less prepayment premiums on the repayment of the Series C senior notes compared to the prepayment premiums paid in 2019 on the Series Z and Series B senior notes. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2020	2019
Cash interest expense(1)	$150	$159
Cash incremental interest expense (1)(2)	—	1
Non-cash interest expense	8	6
Cash debt extinguishment costs(1)	35	50
Non-cash debt extinguishment costs	1	6
Total interest expense	$194	$222
___________

(1)

Total cash interest expense paid was $183 million and $219 million in 2020 and 2019, respectively, which includes an increase (decrease) due to the change in accrued interest of $(2) million and $9 million for 2020 and 2019, respectively.

(2)	Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Other gains/(losses). The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2020	2019
Newport Beach Marriott Hotel & Spa	$148	$—
Land adjacent to The Phoenician	59	—
Atlanta Marriott Suites Midtown, Costa Mesa Marriott, Scottsdale Marriott at McDowell Mountains, and Scottsdale Marriott Old Town	—	151
The Westin Indianapolis	—	33
Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	—	98
The Westin Mission Hills and Newport Beach Marriott Bayview	—	60
Maui Timeshare land (1)	—	1
Other	1	(3)
	$208	$340
___________

(1)	Represents amortization of the previously deferred gain related to the land contributed to the Maui JV.

Equity in earnings (losses) of affiliates. In 2020, we recorded a loss of $30 million related to our unconsolidated investments. This included a $14 million loss for our share of an inventory impairment expense recorded by our Maui timeshare joint venture, in addition to operating losses incurred by our investments. In 2019, we recorded earnings of $14 million from our unconsolidated investments.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2020, we recorded an income tax benefit of $220 million due primarily to the domestic net operating loss incurred by our TRS. As a result of legislation enacted by the CARES Act, such domestic net operating loss may be carried back up to five years in order to procure a refund of U.S. federal corporate income taxes previously paid. Any domestic net operating loss incurred by our TRS not carried back pursuant to these rules may be carried forward indefinitely, subject to an annual limit on the use thereof of 80% of annual taxable income. We expect to generate additional net operating losses from our TRS in 2021 and we will evaluate whether or not to record an income tax benefit for all or a portion of such net operating loss at that time. The 2019 income tax provision of $30 million primarily related to hotel operations at our TRS. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.

Hotel RevPAR Overview

To facilitate a year-over-year comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our presentation to instead present pro forma hotel operating results for all hotels. See “All Owned Hotel Operating Statistics” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

2020 Compared to 2019

Hotel Operating Data by Location.

The following table sets forth performance information for our hotels by geographic location as of December 31, 2020 and 2019:

All Owned Hotels (pro forma) by Location in Constant US$(1)

	As of December 31, 2020		Year ended December 31, 2020				Year ended December 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	446	$403.32	39.3%	$158.58	$330.97	$372.94	73.5%	$274.07	$613.80	(42.1)%	(46.1)%
Florida Gulf Coast	5	1,842	368.26	39.8	146.62	285.67	334.73	72.0	241.11	480.60	(39.2)	(40.6)
Miami	3	1,276	378.62	35.2	133.26	219.18	325.16	79.8	259.54	410.81	(48.7)	(46.6)
Maui/Oahu	4	1,987	403.12	28.8	115.91	167.60	409.40	88.1	360.59	552.08	(67.9)	(69.6)
Phoenix	3	1,654	313.05	32.9	102.99	233.16	292.50	71.9	210.32	476.62	(51.0)	(51.1)
Los Angeles	4	1,726	202.96	31.7	64.32	91.72	228.14	86.5	197.26	294.81	(67.4)	(68.9)
Atlanta	4	1,682	163.91	34.5	56.47	85.31	190.59	79.8	152.11	241.34	(62.9)	(64.7)
San Francisco/San Jose	7	4,528	249.28	22.4	55.76	79.82	274.62	81.6	224.18	312.49	(75.1)	(74.5)
New Orleans	1	1,333	164.70	33.3	54.89	76.95	187.65	79.0	148.30	216.97	(63.0)	(64.5)
Philadelphia	2	810	154.46	34.9	53.85	81.81	217.01	85.7	185.91	305.37	(71.0)	(73.2)
San Diego	3	3,288	218.59	24.4	53.40	102.63	249.41	79.4	198.02	360.49	(73.0)	(71.5)
New York	3	4,261	187.28	27.1	50.75	71.03	286.36	84.8	242.96	359.92	(79.1)	(80.3)
Houston	4	1,716	138.61	36.2	50.19	73.46	177.93	72.0	128.14	185.48	(60.8)	(60.4)
Orange County	1	393	166.55	28.0	46.63	67.52	185.86	79.3	147.41	228.57	(68.4)	(70.5)
Northern Virginia	3	1,252	179.08	25.8	46.29	73.95	208.94	70.9	148.19	255.14	(68.8)	(71.0)
Washington, D.C. (CBD)	5	3,238	216.26	18.2	39.30	55.93	245.82	81.5	200.27	288.52	(80.4)	(80.6)
Orlando	1	2,004	203.28	17.2	35.00	90.81	184.12	67.9	125.02	302.71	(72.0)	(70.0)
Denver	3	1,340	140.24	23.9	33.49	48.55	173.47	72.9	126.48	190.45	(73.5)	(74.5)
Seattle	2	1,315	187.91	16.7	31.38	44.67	225.12	82.4	185.50	250.12	(83.1)	(82.1)
San Antonio	2	1,512	159.16	19.0	30.27	45.28	185.33	69.7	129.14	189.71	(76.6)	(76.1)
Chicago	4	1,816	130.47	22.1	28.78	38.48	207.67	76.2	158.19	222.83	(81.8)	(82.7)
Boston	3	2,715	168.75	16.0	27.08	40.90	237.24	81.7	193.83	268.74	(86.0)	(84.8)
Other	6	2,509	140.44	28.7	40.34	54.71	171.63	77.7	133.40	191.70	(69.8)	(71.5)
Domestic	74	44,643	222.76	26.1	58.25	95.61	247.88	78.9	195.54	311.66	(70.2)	(69.3)

International	5	1,499	116.26	21.4	24.91	36.65	141.34	70.9	100.17	149.77	(75.1)	(75.5)
All Locations - Constant US$	79	46,142	219.91	26.0	57.17	93.70	244.77	78.6	192.45	306.40	(70.3)	(69.4)

All Owned Hotels (pro forma) in Nominal US$
	As of December 31, 2020		Year ended December 31, 2020				Year ended December 31, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$116.26	21.4%	$24.91	$36.65	$153.01	70.9%	$108.44	$160.74	(77.0)%	(77.2)%
Domestic	74	44,643	222.76	26.1	58.25	95.61	247.88	78.9	195.54	311.66	(70.2)	(69.3)
All Locations	79	46,142	219.91	26.0	57.17	93.70	245.11	78.6	192.72	306.75	(70.3)	(69.5)

(1)	For a discussion of constant US$ and nominal US$ presentation, see “—All Owned Hotel Operating Statistics.”

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories:  transient, group and contract business. The information below is derived from business mix results from the 79 hotels owned as of December 31, 2020.

The following are the results of our consolidated portfolio transient, group and contract business:

	Year ended December 31, 2020
	Transient business	Group business	Contract business
Room nights (in thousands)	2,694	1,353	347
Percentage change in room nights vs. same period in 2019	(65.4)%	(71.9)%	(47.0)%
Room Revenues (in millions)	$615	$294	$57
Percentage change in revenues vs. same period in 2019	(68.9)%	(74.1)%	(56.3)%

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of hotels. Host Inc. is a REIT and its only significant asset is the ownership of general and limited partner interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from common and preferred stock issuances by Host Inc. are contributed to Host L.P. in exchange for common and preferred OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and it positions us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, the company was well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. We were able to take further steps in 2020 to bolster our liquidity position as outlined below.

Under the current challenging operating environment posed by the COVID-19 pandemic, we have taken steps to preserve liquidity by drawing on our credit facility, working with our hotel operators to reduce operating costs at the hotel, reducing corporate level expenses, suspending our quarterly dividend and stock repurchases and deferring certain capital expenditures projects to future years. These actions contributed to lowering our cash used in operating activities each quarter following the beginning of the pandemic. We intend to use available cash in the near term predominantly to fund negative operations at our hotels, corporate expenses and reduced levels of capital expenditures. However, we also are well positioned to execute acquisitions to the extent favorable pricing opportunities arise.

Despite the challenges caused by the COVID-19 pandemic and economic crisis, we believe that we have sufficient liquidity to withstand the current decline in operating cash flow and to fund our capital expenditures programs. We may access equity markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs, including to fund acquisitions or other investment opportunities generated by the COVID-19 pandemic. The following summarizes the change in cash flows from 2019 to 2020 for significant items that affected our cash balance and reflects our actions to preserve financial liquidity:

	2020	2019	Change
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$2,476	$1,750	$726

Operating activities
Net cash provided by (used in) operating activities	(307)	1,250	(1,557)
Investing activities
Capital expenditures	(499)	(558)	59
Financing activities
Net draws (repayments) on credit facility revolver	1,483	(56)	1,539
Issuances of senior notes	740	645	95
Repurchase/redemption of senior notes, including extinguishment costs	(485)	(700)	215
Host Inc.:
Common stock repurchases and dividends on common stock	(467)	(1,105)	638
Host L.P.:
Repurchases of common OP units and distributions on common OP units	(470)	(1,112)	642

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. Our cash obligations include the minimum lease payments on our ground leases, which in 2021 are approximately $32 million. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report. Our ground lease payments are the longest time horizon obligations and currently run up to 91 years, while other operating obligations are generally short term in nature. We have no significant debt maturities until 2023.

In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $375 million to $475 million in 2021, but have the ability to reduce this spend by approximately $150 million if required to conserve cash. Commitments for capital expenditures generally run less than two years for the life of the project.

As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. As part of our COVID-19 response, our regular quarterly common cash dividend currently is suspended and we are restricted from repurchasing stock or OP Units under the terms of our credit facility amendment as discussed below. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies” for a discussion of obligations under contingent liabilities or guarantees.

Capital Resources. As of December 31, 2020, we had $2,335 million of cash and cash equivalents, and $139 million in our FF&E escrow reserve. We have substantially utilized the $1.5 billion revolver under our credit facility to increase our liquidity in response to the COVID-19 pandemic. In the near term, we expect to fund our above cash requirements, including our capital expenditures program, debt payments, operating and corporate costs, primarily with our existing cash reserves due to the negative operating cash from operations as a result of the COVID-19 pandemic. Based on our cash balance at December 31, 2020 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations, even if our hotel operations remain at current negative operating levels.

We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, pay dividends, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following the amendments of our credit facility agreement discussed below, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022. However, we currently are below the interest coverage ratio required under our senior notes indentures to incur additional debt and, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2021, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements of our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

In February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock, and on August 5, 2019, authorized an increase in the program to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. Under the terms of our credit facility amendment in 2020, we currently are restricted from repurchasing stock.

We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded primarily by proceeds from sales of hotels, but also potentially from equity offerings of Host Inc., issuances of OP units by Host L.P.,  or available cash. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our hotels. We may acquire additional hotels or dispose of hotels through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or distributions of hotels to our stockholders.

Sources and Uses of Cash. In 2020, our primary sources of cash included proceeds from the issuance of debt, draws on our credit facility revolver and dispositions. Our primary uses of cash during the year consisted of capital expenditures, operating costs, debt repayments, repurchases of common stock and distributions to equity holders. We do not anticipate significant cash from operations in 2021 and we are restricted from issuing debt under the covenants of our senior notes indenture. However, we have significant available cash and also have access to stock issuances and property dispositions as alternative sources of cash. Primary uses of cash are expected to include continued funding of operating shortfalls at our properties, interest and other corporate expenses and capital expenditures. Subject to market conditions, other uses of cash may include property acquisitions or other investments.

Cash Provided by/Used in Operations. Our net cash used in operations for 2020 was $307 million compared to cash provided by operations in 2019 of $1,250 million due primarily to the decline in operations at our properties due to the COVID-19 pandemic and the need to fund operating shortfalls at our properties. In the first quarter of 2020, our portfolio provided cash from operations due to positive operating results in January and February. However, beginning with the second quarter, we experienced significant cash outflows from operating activities which continued through the second half of the year. However, net cash used in operations did decrease in each sequential quarter as a result of reducing operating costs at our hotels and the slightly improving levels of operations. The following presents the net cash provided by (used in) operating activities for each quarter in 2020:

	2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net cash provided by (used in) operating activities	$157	$(172)	$(149)	$(143)

Cash Provided by/Used in Investing Activities. Approximately $195 million of cash was used in investing activities during 2020 compared to $58 million provided in 2019. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $499 million on capital expenditures in 2020, compared to $558 million in 2019. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $12 million, $12 million and $11 million for 2020, 2019, and 2018, respectively.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates from January 1, 2019 through February 19, 2021 (in millions):

Transaction Date		Description of Transaction	Investment(1)
Acquisitions
February	2019	Acquisition of 1 Hotel South Beach	$(610)
		Total acquisitions	$(610)
___________

(1)

Effective January 1, 2018, we adopted Accounting Standards Update No. 2018-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. As a result, the acquisition above was considered an asset acquisition and we capitalized $2 million of acquisition costs in 2019, which costs are not included in the above chart.

Transaction Date		Description of Transaction	Net Proceeds (1)	Sales Price
Dispositions/Return of Investment
November	2020	Disposition of Newport Beach Marriott Hotel & Spa	$202	$216
June and October	2020	Disposition of land adjacent to the Phoenician hotel (2)	72	83
January	2020	Proceeds from loan issued to Chicago Marriott Suites O'Hare purchaser(3)	28	—
October	2019	Disposition of Sheraton San Diego Hotel & Marina and Hyatt Regency Cambridge	296	297
August	2019	Disposition of Atlanta Marriott Suites Midtown, Costa Mesa Marriott, Scottsdale Marriott at McDowell Mountains, and Scottsdale Marriott Old Town	247	256
August	2019	Disposition of The Westin Indianapolis	116	120
August	2019	Disposition of Chicago Marriott Suites O'Hare(3)	7	39
July	2019	Disposition of Courtyard Chicago Downtown/River North and Residence Inn Arlington Pentagon City	141	150
June	2019	Disposition of Washington Dulles Airport Marriott	9	11
April and June	2019	Disposition of The Westin Mission Hills and Newport Beach Marriott Bayview	100	107
January	2019	Disposition of The Westin New York Grand Central	276	302
		Total	$1,494
___________

(1)	Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)

In connection with the sale of a parcel of land adjacent to The Phoenician hotel, we extended a $9 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan. The loan was repaid in January 2021.

(3)

In connection with the sale of the Chicago Marriott Suites O’Hare, we extended a $28 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan. The loan was repaid in January 2020.

Cash Provided by/Used in Financing Activities. Net cash provided by financing activities was $1,231 million for 2020, as compared to net cash used in financing activities of $1,315 million in 2019. Cash provided by financing activities in 2020 primarily consisted of the issuance of $750 million of 3.5% Series I senior notes and a draw on the credit facility, while 2019 included the issuance of $650 million of senior notes. Cash used in financing activities in 2020 included the repayment of the Series C senior notes, with a portion of the proceeds from the issuance of the Series I senior notes, and the redemption of preferred OP units and cash used in 2019 included the repayment of senior notes. While cash used in 2020 and 2019 both included stock repurchases and dividend payments, payments in 2020 for these items were $638 million lower compared to 2019, as we suspended dividends and repurchases in response to the COVID-19 pandemic.

The following table summarizes significant issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2019 through February 19, 2021 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
August - September	2020	Issuance of $750 million 3.5% Series I senior notes	$733
March - December	2020	Net draw on the revolver portion of the credit facility	1,483
September	2019	Proceeds from the issuance of $650 million 3⅜% Series H senior notes	640
		Total issuances	$2,856

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2019 through February 19, 2021 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Debt Repayments
December	2020	Repayment of $86 million 4.75% Series C senior notes	$(94)
August	2020	Repayment of $364 million 4.75% Series C senior notes	(390)
July	2020	Redemption of preferred OP units of Host LP	(22)
October	2019	Redemption of $300 million of 6% Series Z senior notes	(323)
October	2019	Redemption of $350 million of 5¼% Series B senior notes	(377)
September	2019	Net repayment on the revolver portion of credit facility	(56)
		Total cash repayments	$(1,262)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2019 through February 19, 2021 (in millions):

			Transaction
Transaction Date		Description of Transaction	Amount
Equity of Host Inc.
January - April	2020	Dividend payments (1)	$(320)
January - March	2020	Repurchase of 8.9 million shares of Host Inc. common stock	(147)
January - December	2019	Dividend payment (1)	(623)
May - December	2019	Repurchase of 27.8 million shares of Host Inc. common stock	(482)
		Cash payments on equity transactions	$(1,572)
___________
(1)	In connection with the dividend payments, Host L.P. made distributions of $323 million in 2020 and $630 million in 2019 to its common OP unit holders.

Financial Condition

As of December 31, 2020, our total debt was approximately $5.5 billion, of which 55% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2020	2019
Series C senior notes, with a rate of 4¾% due March 2023	$—	$447
Series D senior notes, with a rate of 3¾% due October 2023	399	398
Series E senior notes, with a rate of 4% due June 2025	497	497
Series F senior notes, with a rate of 4½% due February 2026	397	397
Series G senior notes, with a rate of 3⅞% due April 2024	398	397
Series H senior notes, with a rate of 3⅜% due December 2029	640	640
Series I senior notes, with a rate of 3½% due September 2030	734	—
Total senior notes	3,065	2,776
Credit facility revolver(1)	1,474	(8)
Credit facility term loan due January 2024	498	498
Credit facility term loan due January 2025	499	499
Other debt, with an average interest rate of 8.8% and 5.6% at December 31, 2020 and 2019, respectively, maturing through February 2024	5	29
Total debt	$5,541	$3,794

_________

(1)	There were no outstanding credit facility borrowings at December 31, 2019. Amount shown represents deferred financing costs related to the credit facility revolver.

Aggregate debt maturities at December 31, 2020 are as follows (in millions):

	Senior notes
	and
	credit facility	Other debt	Total
2021	$—	$—	$—
2022	—	—	—
2023	400	—	400
2024	2,383	5	2,388
2025	1,000	—	1,000
Thereafter	1,800	—	1,800
	5,583	5	5,588
Deferred financing costs	(30)	—	(30)
Unamortized discounts, net	(17)	—	(17)
	$5,536	$5	$5,541

Senior Notes. On August 20, 2020, we completed an underwritten public offering of $600 million aggregate principal amount of 3.5% Series I senior notes and on September 3, 2020, we completed the issuance of an additional $150 million aggregate principal amount of Series I senior notes. The proceeds were used to make a tender offer for our Series C senior notes and to improve our liquidity position in response to the COVID-19 pandemic.  The Series I senior notes are not redeemable prior to 90 days before the September 15, 2030 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series I senior notes have covenants similar to all other series of our outstanding senior notes.

The following summary is a description of the material provisions of the indentures governing the various senior notes issued by Host L.P., to which we refer collectively as the senior notes indenture. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host L.P.’s unsubordinated indebtedness and senior to all subordinated obligations of Host L.P. Currently there are no guarantees provided to the senior notes, but we have agreed that all Host L.P. subsidiaries which guarantee other Host L.P. debt must similarly provide guarantees to the senior notes.

All of our outstanding senior notes at December 31, 2020 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.

Under the terms of our senior notes, Host L.P.’s ability to incur debt is subject to restrictions and the satisfaction of various conditions, including the achievement of an EBITDA-to-interest coverage ratio of at least 1.5x by Host L.P. As calculated, this ratio excludes from interest expense items such as call premiums and deferred financing charges that are included in interest expense on Host L.P.’s audited consolidated statement of operations. In addition, the calculation is based on Host L.P.’s pro forma results for the four prior fiscal quarters, giving effect to certain transactions, such as acquisitions, dispositions and financings, as if they had occurred at the beginning of the period. Other covenants limiting Host L.P.’s ability to incur debt include maintaining total debt of less than 65% of adjusted total assets (using undepreciated real estate book values), maintaining secured debt of less than 40% of adjusted total assets (using undepreciated real estate book values) and maintaining total unencumbered assets of at least 150% of the aggregate principal amount of outstanding unsecured debt of Host L.P. and its subsidiaries. So long as Host L.P. maintains the required level of interest coverage and satisfies these and other conditions in the senior notes indenture, it may incur additional debt.

The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2020:

	Actual Ratio		Covenant Requirement
Unencumbered assets test	383%		Minimum ratio of 150%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	(1.2	x)	Minimum ratio of 1.5x

We are in compliance with certain of the financial ratios applicable to our senior notes as of December 31, 2020, but we fell below the 1.5x requirement for the EBITDA-to-interest coverage ratio starting as of the end of the third quarter of 2020 and, as a result, while not in default, we will not be able to incur additional debt while the ratio remains below this requirement. We expect to continue to be below the 1.5x interest coverage ratio and hence will be unable to incur additional debt until operations substantially improve from current levels.

Credit Facility. On August 1, 2019, we entered into the fifth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion (which is substantially fully utilized). The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions.

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

Neither the revolving credit facility nor the term loans, as applicable, requires any scheduled amortization payments prior to maturity, other than those required during the Covenant Relief Period as set forth below. The term loans are subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees, operational covenants, financial covenants and events of default (as discussed below).

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

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. Except as set forth below during the Covenant Relief Period, these calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish its fair value and non-cash interest expense, all of which are included in interest expense on our audited consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

Amendments.  On June 26, 2020, we entered into an amendment to the credit facility and on February 9, 2021, we entered into a second amendment to the credit facility (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ending on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending June 30, 2022, except that after the reinstatement instead of using the prior four calendar quarters’ results in the calculations, only results for the second quarter of 2022 and thereafter are used during a phase in period.  In addition, for the second quarter of 2022, the only financial covenant that shall be required to be satisfied shall be a minimum fixed charge coverage ratio of 1.00:1.00 as of the end of such quarter.  For the fiscal quarters ending after the Covenant Relief Period (i.e., after June 30, 2022), the financial covenant requirements set forth in the credit facility before the Amendments shall apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the Covenant Relief Period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the Covenant Relief Period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the Covenant Relief

Period and (d) 7.25:1.00 at all times thereafter. The Amendments permit us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending June 30, 2022.

The Amendments also provide for, among other things:

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
•

the addition of a minimum liquidity covenant, which requires a minimum liquidity level of $400,000,000 at the end of each calendar month until the end of the Covenant Relief Period (subject to potential increase in the case of any future acquisitions of hotels, but not to exceed $600 million);

•

during the Covenant Relief Period, additional limitations on acquisitions which provide that we may make acquisitions including (i) property exchange transactions governed by Section 1031 of the Internal Revenue Code, (ii) acquisitions of up to $7,500,000,000 funded by issuances of equity and (iii) acquisitions of up to $2,000,000,000 funded by existing liquidity and up to $500 million of asset sales as long as we maintain minimum total liquidity of up to $600,000,000, depending on the amount of the acquisition; we also may assume debt in acquisitions, if permitted under our senior notes indenture, provided that the debt to undepreciated real estate assets ratio shall not exceed 0.35:1.00 calculated on a pro forma basis;

•

during the Covenant Relief Period, additional limitations on the ability to make distributions and repurchases or redemptions, with certain exceptions, including the ability to make distributions sufficient to allow for the payment of a quarterly common cash dividend by Host Inc. of $0.01 per share or higher amounts to the extent necessary to allow Host Inc. to maintain REIT status or to avoid corporate income or excise taxes, and annual distributions of up to $50 million for any preferred OP units which Host L.P. may issue;

•	during the Covenant Relief Period, additional limitations on debt incurrence such that we can incur indebtedness only if the incurrence is permitted under our senior notes indenture;
•	limitations on the ability to make stock repurchases or OP unit redemptions following the Covenant Relief Period if the Leverage Ratio exceeds 7.25:1.00, subject to certain exceptions;
•

limitations on the ability to make capital expenditures from the period beginning on the effective date and ending on March 31, 2022 (or any earlier date on which the Covenant Relief Period is terminated); during this period we can fund all emergency, life safety and ordinary course maintenance capital expenditures plus $950,000,000 in other capital expenditures, such as return on investment capital expenditures; and

•

a requirement during the Covenant Relief Period to apply the net cash proceeds in excess of $350,000,000 in the aggregate from asset sales and debt issuances (but not equity issuances) as a mandatory prepayment of amounts outstanding under the credit facility; the mandatory prepayment requirements for asset sales and debt issuances are subject to various exceptions, including, among other things, (1) the net cash proceeds of asset sales in an amount of up to $750,000,000 that are used in a property exchange transaction governed by Section 1031 of the Internal Revenue Code, (2) net cash proceeds up to $500 million of asset sales that are used to acquire assets unencumbered by debt, (3) the net cash proceeds of debt issuances constituting refinancing indebtedness, (4) certain indebtedness assumed in acquisitions and (5) other indebtedness up to $10,000,000. Following the issuance of the Series I Senior Notes and the sale of the Newport Beach Marriott Hotel & Spa, we have maximized the $350 million net cash proceeds capacity available to Host, and therefore future excess cash proceeds will be applied in accordance with the repayment terms of the Amendments unless they fit into one of the exceptions set forth above.

In connection with each Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

At December 31, 2020, the following table summarizes the results of the financial tests required by the credit facility, for informational purposes only, as the covenants are not currently in effect under the Amendments:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	(16.9	x)	Maximum ratio of 7.25x
Fixed charge coverage ratio	(1.6	x)	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	(0.8	x)	Minimum ratio of 1.75x
___________
(1)	If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. Outside of the Covenant Relief Period, the margin ranges from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). The Amendments increased the applicable margin during the Covenant Relief Period by 40 basis points. We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2020, we are able to borrow at a rate of LIBOR plus 150 basis points and pay a facility fee of 25 basis points. Outside of the Covenant Relief Period, interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). The Amendments also increased the applicable margin during the Covenant Relief Period by 40 basis points. Based on Host L.P.’s long-term debt rating as of December 31, 2020, our applicable margin on LIBOR loans under both term loans is 165 basis points.

Borrowings under our revolver (currently $1.5 billion) and the $1 billion outstanding in term loans constitute our primary obligations denominated in LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR over time. On November 30, 2020, the U.S. Federal Reserve Board expressed support for a plan to cease publication of the one week and two month LIBOR rates after December 31, 2021, and the remaining LIBOR rates after June 30, 2023, and encouraged banks to transition away from LIBOR as soon as possible. Accordingly, it is highly likely that the LIBOR rates under our credit facility will be discontinued after June 2023. There currently is no definitive information regarding the future utilization of LIBOR or of any particular replacement rate. As such, the potential effect of any such event on our cost of capital cannot yet be determined.  Our credit facility provides that in the event LIBOR no longer is published, we and Bank of America, N.A., as administrative agent, will amend the credit facility to provide for a comparable successor rate or, in the absence of an amendment, borrowings will be deemed converted to base rate borrowing at the higher of the federal funds rate plus ½ of 1% or the “prime rate” announced by Bank of America, N.A.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. At any time that our leverage ratio is below 6.0x, and outside of the Covenant Waiver Period, acquisitions, investments, dividends and distributions generally are permitted except where they would result in a breach of the financial covenants, calculated on a pro forma basis. Additionally, the credit facility’s restrictions on incurrence of debt incorporate the same financial covenant as set forth in our senior notes indenture.

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

Mortgage Debt of Unconsolidated Joint Ventures. We own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $145 million at December 31, 2020. The debt of our unconsolidated joint ventures is non-recourse to us.

Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. After paying its regular quarterly common cash dividend of $0.20 per share for the first quarter of 2020, Host Inc. suspended its regular quarterly common cash dividend in order to preserve cash and future financial flexibility in response to the COVID-19 pandemic. Any future dividend will be subject to approval by Host Inc.’s Board of Directors. In addition, in connection with the amendments to the credit facility, we agreed to substantial limitations on our ability to pay common cash dividends during the Covenant Relief Period as discussed above.

Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2020, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

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

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. We believe our credit exposure in each of these cases is limited, as the credit risk is spread among a diversified group of investment grade financial institutions.

Critical Accounting Policies

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the following critical accounting policies that require us to exercise our business judgment or make significant estimates, see “Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies”:

•	Asset Acquisitions and Business Combinations; and
•	Property and Equipment – Impairment testing.

All Owned Hotel Operating Statistics and Results

To facilitate a year-over-year comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this annual report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily are suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2020, but do not include the results of operations for properties sold in 2019 or through the reporting date; and (2) operating results for acquisitions in the current and prior year are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

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

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA, EBITDAre and Adjusted EBITDAre as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) all owned hotel pro forma operating results, as a measure of performance for Host Inc. and Host L.P.

We calculate EBITDAre and NAREIT FFO per diluted share in accordance with standards established by NAREIT, which may not be comparable to measures calculated by other companies that do not use the NAREIT definition of EBITDAre and FFO or do not calculate FFO per diluted share in accordance with NAREIT guidance. In addition, although EBITDAre and FFO per diluted share are useful measures when comparing our results to other REITs, they may not be helpful to investors when comparing us to non-REITs. We also calculate Adjusted FFO per diluted share and Adjusted EBITDAre, which measures are not in accordance with NAREIT guidance and may not be comparable to measures calculated by other REITs or by other companies. This information should not be considered as an alternative to net income, operating profit, cash from operations or any other operating performance measure calculated in accordance with GAAP. Cash expenditures for various long-term assets (such as renewal and replacement capital expenditures), interest expense (for EBITDA, EBITDAre, and Adjusted EBITDAre purposes only) severance expense related to significant property-level reconfiguration and other items have been, and will be, made and are not reflected in the EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share presentations. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations and consolidated statements of cash flows include interest expense, capital expenditures, and other excluded items, all of which should be considered when evaluating our performance, as well as the usefulness of our non-GAAP financial measures. Additionally, NAREIT FFO per diluted share, Adjusted FFO per diluted share, EBITDA, EBITDAre and Adjusted EBITDAre should not be considered as measures of our liquidity or indicative of funds available to fund our cash needs, including our ability to make cash distributions. In addition, NAREIT FFO per diluted share and Adjusted FFO per diluted share do not measure, and should not be used as measures of, amounts that accrue directly to stockholders’ benefit.

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

EBITDAre and Adjusted EBITDAre

We present EBITDAre in accordance with NAREIT guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate,” to provide an additional performance measure to facilitate the evaluation and comparison of our results with other REITs. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment expense for depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s pro rata share of EBITDAre of unconsolidated affiliates.

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

•

Severance Expense – Effective for 2020, in certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include, but are not limited to: (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

In unusual circumstances, we also may adjust EBITDAre for gains or losses that management believes are not representative of the Company’s current operating performance. The last such adjustment of this nature was a 2013 exclusion of a gain from an eminent domain claim.

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Year ended December 31,
	2020	2019
Net income (loss) (1)	$(741)	$932
Interest expense	194	222
Depreciation and amortization	665	662
Income taxes	(220)	30
EBITDA (1)	(102)	1,846
Gain on dispositions (2)	(149)	(334)
Non-cash impairment expense	—	14
Equity investment adjustments:
Equity in (earnings) losses of affiliates	30	(14)
Pro rata EBITDAre of equity investments	(12)	26
EBITDAre (1)	(233)	1,538
Adjustments to EBITDAre:
Severance at hotel properties (3)	65	—
Gain on property insurance settlement	—	(4)
Adjusted EBITDAre (1)	$(168)	$1,534
___________

(1)

Net income (loss), EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year ended December 31, 2020 include a gain of $59 million from the sale of land adjacent to The Phoenician hotel and a loss of $14 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in (earnings) losses of affiliates.

(2)	Reflects the sale of one hotel in 2020 and 14 hotels in 2019.
(3)	Including severance costs, our Adjusted EBITDAre and Adjusted FFO would have been $(233) and $(184) million, respectively, for 2020.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. Effective January 1, 2019, we adopted NAREIT’s definition of FFO included in NAREIT’s Funds From Operations White Paper – 2018 Restatement. The adoption did not result in a change in the way we calculate NAREIT FFO. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to certain real estate assets, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment expense of certain real estate assets and investments and adjustments for consolidated partially-owned entities and unconsolidated affiliates. Adjustments for consolidated partially-owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.

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

•

Severance Expense – Effective for 2020, in certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add back include, but are not limited to: (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of the U.S. federal corporate income tax rate from 35% to 21% by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce our deferred tax assets and increase the provision for income taxes by approximately $11 million. We do not consider this adjustment to be reflective of our ongoing operating performance and, therefore, we excluded this item from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Year ended December 31,
	2020	2019
Net income (loss) (1)	$(741)	$932
Less: Net (income) loss attributable to non-controlling interests	9	(12)
Net income (loss) attributable to Host Inc.	(732)	920
Adjustments:
Gain on dispositions (2)	(149)	(334)
Tax on dispositions	(3)	(6)
Gain on property insurance settlement	—	(4)
Depreciation and amortization	663	657
Non-cash impairment expense	—	6
Equity investment adjustments:
Equity in (earnings) losses of affiliates	30	(14)
Pro rata FFO of equity investments	(21)	20
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	—
FFO adjustments for non-controlling interests of Host L.P.	(6)	(3)
NAREIT FFO (1)	(219)	1,242
Adjustments to NAREIT FFO:
Loss on debt extinguishment	36	57
Severance at hotel properties (3)	65	—
Loss attributable to non-controlling interests	(1)	(1)
Adjusted FFO (1)	$(119)	$1,298

For calculation on a per share basis (4):

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	705.9	731.1
Diluted earnings (loss) per common share	$(1.04)	$1.26
NAREIT FFO per diluted share	$(.31)	$1.70
Adjusted FFO per diluted share	$(.17)	$1.78
___________

(1-3)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

All Owned Hotel Pro Forma Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level pro forma basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in “All Owned Hotel Operating Statistics and Results” above. We present all owned hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All owned hotel results are presented both by location and for our properties in the aggregate. While severance expense is not uncommon at the individual property level in the normal course of business, we eliminate from our hotel level operating results severance costs related to broad-based and significant property-level reconfiguration that is not considered to be within the normal course of business, as we believe this elimination provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

Because of the elimination of corporate-level costs and expenses, gains or losses on disposition, certain severance expenses and depreciation and amortization expense, the hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

While management believes that presentation of all owned hotel results is a supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of our hotels, as these decisions are based on data for individual hotels and are not based on all owned hotel results in the aggregate. For these reasons, we believe all owned hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

The following table presents certain operating results and statistics for our all owned hotel pro forma results for the periods presented herein:

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2020	2019
Number of hotels	79	79
Number of rooms	46,142	46,142
Change in hotel Total RevPAR -
Constant US$	(69.4)%	—
Nominal US$	(69.5)%	—
Change in hotel RevPAR -
Constant US$	(70.3)%	—
Nominal US$	(70.3)%	—
Operating profit (loss) margin (1)	(58.8)%	14.6%
All Owned Hotel Pro Forma EBITDA margin (1)	(8.5)%	28.8%
Food and beverage profit margin (1)	1.4%	32.0%
All Owned Hotel Pro Forma food and beverage profit margin (1)	9.2%	32.0%

Net income (loss)	$(741)	$932
Depreciation and amortization	665	676
Interest expense	194	222
Provision (benefit) for income taxes	(220)	30
Gain on sale of property and corporate level income/expense	(97)	(283)
Severance at hotel properties (2)	65	—
Pro forma adjustments (3)	(3)	(84)
All Owned Hotel Pro Forma EBITDA	$(137)	$1,493

	Year ended December 31, 2020					Year ended December 31, 2019
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties (2)	Pro forma adjustments (3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Pro forma adjustments (3)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$976	$—	$(10)	$—	$966	$3,431	$(184)	$—	$3,247
Food and beverage	426	—	(3)	—	423	1,647	(71)	—	1,576
Other	218	—	(3)	—	215	391	(24)	—	367
Total revenues	1,620	—	(16)	—	1,604	5,469	(279)	—	5,190
Expenses
Room	362	(15)	(3)	—	344	873	(45)	—	828
Food and beverage	420	(33)	(3)	—	384	1,120	(49)	—	1,071
Other	1,037	(17)	(7)	—	1,013	1,899	(101)	—	1,798
Depreciation and amortization	665	—	—	(665)	—	676	—	(676)	—
Corporate and other expenses	89	—	—	(89)	—	107	—	(107)	—
Gain on insurance and business interruption settlements	—	—	—	—	—	(5)	—	5	—
Total expenses	2,573	(65)	(13)	(754)	1,741	4,670	(195)	(778)	3,697
Operating Profit - All Owned Hotel Pro Forma EBITDA	$(953)	$65	$(3)	$754	$(137)	$799	$(84)	$778	$1,493
___________

(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above table.

(2)	Including severance costs, our All Hotel Pro Forma EBITDA would have been $(202) million for 2020.
(3)

Pro forma adjustments represent the following items: (i) the elimination of results of operations of our sold hotels, which operations are included in our consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired during the presented periods. For this presentation, we no longer adjust for certain items such as the results of our leased office buildings and other non-hotel revenue and expense items, and they are included in the All Owned Hotel Pro Forma results.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to both Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 19, 2021, we do not have any interest rate derivatives outstanding.

The interest payments on 55% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $25 million in 2021. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
								Fair
	2021	2022	2023	2024	2025	Thereafter	Total	Value
Liabilities
Debt:
Fixed rate (1)	$(5)	$(5)	$395	$401	$497	$1,787	$3,070	$3,290
Average interest rate	3.9%	3.9%	3.9%	3.9%	3.9%	3.7%

Variable rate (1)	$(4)	$(4)	$(4)	$1,983	$500	$—	$2,471	$2,483
Average interest rate (2)	1.7%	1.7%	1.7%	1.8%	1.8%	—%
Total debt							$5,541	$5,773

(1)

The amounts are net of unamortized discounts and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.

(2)	The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2020. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2020 and 2019, revenues from our consolidated foreign operations were $20 million and $88 million, respectively, or approximately 1% and 2% of our total revenues, respectively. Over the past few years, we have strategically exited international markets, including the disposition of one hotel in Mexico in 2018 and one hotel in Australia in 2017. Additionally, in 2018, we sold our approximate 33% interest in the European joint venture. As a result, our prospective foreign currency exchange risk will have a minimal impact on our results of operations.

We have two foreign currency forward purchase contracts, each with a notional amount of CAD 37 million ($28 million) that mature in March 2021. We also have a foreign currency forward purchase contract with a notional amount of CAD 25 million ($18 million) that matures in February 2021. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2020, the fair value of these contracts was approximately $4 million. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8.      Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013)

issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially  challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Evaluation of hotel property recoverability

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2020, was $9,416 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic on its operations, the Company performed recoverability assessments on all of its hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of each hotel property to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of hotel property recoverability as a critical audit matter. Subjective auditor judgment was required in evaluating the key assumptions used in the recoverability analysis. The key assumptions include the undiscounted future cash flows of each hotel property, and the Company’s intent and ability to hold each hotel property for a period that recovers the carrying value. A significant change to these assumptions could impact the Company’s determination of the recoverability of the carrying value of its hotel properties. Additionally, the audit effort associated with the evaluation of the undiscounted cash flows required specialized skills and knowledge because of the effects of the COVID-19 pandemic and the expected duration and financial impact of the resulting economic downturn.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls over the undiscounted future cash flows of the hotel properties, including the expected duration and financial impact of the economic downturn. We also tested certain internal controls related to the Company’s assessment of its intent and ability to hold each hotel property for a period that recovers the carrying value. We assessed the Company’s intent and ability to hold each hotel property for a period that recovers the carrying value by:

—	examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties,
—	inquiring of the Company and obtaining written representations regarding status of potential plans, if any, to dispose of individual hotel properties,
—	corroborating the Company’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities, and
—	inspecting listings of hotel properties for sale from external sources in order to identify information indicating a potential sale of any of the Company’s hotel properties.

We also involved valuation professionals with specialized skills and knowledge who assisted in assessing the undiscounted future cash flows of each hotel property by comparing the expected duration and financial impact of the economic downturn to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”), and our report dated February 25, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 25, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle

As discussed in Note 8 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019, due to the adoption of Financial Accounting Standards Board’s Accounting Standard Codification (ASC) Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of hotel property recoverability

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2020, was $9,416 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic on its operations, the Company performed recoverability assessments on all of its hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of each hotel property to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of hotel property recoverability as a critical audit matter. Subjective auditor judgment was required in evaluating the key assumptions used in the recoverability analysis. The key assumptions include the undiscounted future cash flows of each hotel property, and the Company’s intent and ability to hold each hotel property for a period that recovers the carrying value. A significant change to these assumptions could impact the Company’s determination of the recoverability of the carrying value of its hotel properties. Additionally, the audit effort associated with the evaluation of the undiscounted cash flows required specialized skills and knowledge because of the effects of the COVID-19 pandemic and the expected duration and financial impact of the resulting economic downturn.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls over the undiscounted future cash flows of the hotel properties, including the expected duration and financial impact of the economic downturn. We also tested certain internal controls related to the Company’s assessment of its intent and ability to hold each hotel property for a period that recovers the carrying value. We assessed the Company’s intent and ability to hold each hotel property for a period that recovers the carrying value by:

—	examining documents to assess the Company’s plans, if any, to dispose of individual hotel properties,
—	inquiring of the Company and obtaining written representations regarding status of potential plans, if any, to dispose of individual hotel properties,
—	corroborating the Company’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities, and
—	inspecting listings of hotel properties for sale from external sources in order to identify information indicating a potential sale of any of the Company’s hotel properties.

We also involved valuation professionals with specialized skills and knowledge who assisted in assessing the undiscounted future cash flows of each hotel property by comparing the expected duration and financial impact of the economic downturn to publicly available market data.

We have served as the Partnership’s auditor since 2002.

/s/ KPMG LLP

McLean, Virginia

February 25, 2021

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(in millions, except per share amounts)

	December 31, 2020	December 31, 2019

ASSETS
Property and equipment, net	$9,416	$9,671
Right-of-use assets	597	595
Due from managers	22	63
Advances to and investments in affiliates	21	56
Furniture, fixtures and equipment replacement fund	139	176
Other	360	171
Cash and cash equivalents	2,335	1,573
Total assets	$12,890	$12,305

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,065	$2,776
Credit facility, including term loans of $997	2,471	989
Other debt	5	29
Total debt	5,541	3,794
Lease liabilities	610	606
Accounts payable and accrued expenses	71	263
Due to managers	64	—
Other	170	175
Total liabilities	6,456	4,838

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	108	142

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 705.4 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,568	7,675
Accumulated other comprehensive loss	(74)	(56)
Deficit	(1,180)	(307)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,321	7,319
Non-redeemable non-controlling interests—other consolidated partnerships	5	6
Total equity	6,326	7,325
Total liabilities, non-controlling interests and equity	$12,890	$12,305

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

(in millions, except per common share amounts)

	Year ended December 31,
	2020	2019	2018
REVENUES
Rooms	$976	$3,431	$3,547
Food and beverage	426	1,647	1,616
Other	218	391	361
Total revenues	1,620	5,469	5,524
EXPENSES
Rooms	362	873	918
Food and beverage	420	1,120	1,103
Other departmental and support expenses	686	1,295	1,302
Management fees	39	239	243
Other property-level expenses	312	365	387
Depreciation and amortization	665	676	944
Corporate and other expenses	89	107	104
Gain on insurance and business interruption settlements	—	(5)	(7)
Total operating costs and expenses	2,573	4,670	4,994
OPERATING PROFIT (LOSS)	(953)	799	530
Interest income	8	32	15
Interest expense	(194)	(222)	(176)
Other gains/(losses)	208	340	902
Loss on foreign currency transactions and derivatives	—	(1)	—
Equity in earnings (losses) of affiliates	(30)	14	30
INCOME (LOSS) BEFORE INCOME TAXES	(961)	962	1,301
Benefit (provision) for income taxes	220	(30)	(150)
NET INCOME (LOSS)	(741)	932	1,151
Less: Net (income) loss attributable to non-controlling interests	9	(12)	(64)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(732)	$920	$1,087
Basic earnings (loss) per common share	$(1.04)	$1.26	$1.47
Diluted earnings (loss) per common share	$(1.04)	$1.26	$1.47

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2020, 2019 and 2018

(in millions)

	2020	2019	2018
NET INCOME (LOSS)	$(741)	$932	$1,151
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(18)	—	(13)
Change in fair value of derivative instruments	(1)	(1)	1
Amounts reclassified from other comprehensive income (loss)	1	4	13
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(18)	3	1
COMPREHENSIVE INCOME (LOSS)	(759)	935	1,152
Less: Comprehensive (income) loss attributable to non-controlling interests	9	(12)	(65)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(750)	$923	$1,087

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2020, 2019 and 2018

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
739.1	Balance, December 31, 2017	$7	$8,097	$(60)	$(1,071)	$29	$7,002	$167
—	Net income	—	—	—	1,087	52	1,139	12
—	Other changes in ownership	—	30	—	—	(9)	21	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	—	1	(12)	—
—	Change in fair value of derivative instruments	—	—	1	—	—	1	—
—	Amounts reclassified from Other Comprehensive Income	—	—	13	—	—	13	—
0.2	Common stock issuances	—	3	—	—	—	3	—
0.4	Comprehensive stock and employee stock purchase plans	—	11	—	—	—	11	—
—	Common stock dividends	—	—	—	(630)	—	(630)	—
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	—	15	(15)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(7)
—	Cumulative effect of accounting change	—	—	—	4	—	4	—
740.4	Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
—	Net income	—	—	—	920	2	922	10
—	Other changes in ownership	—	(11)	—	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	—	4	—
0.6	Comprehensive stock and employee stock purchase plans	—	10	—	—	—	10	—
—	Common stock dividends	—	—	—	(617)	—	(617)	—
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	—	(69)	(69)	(7)
(27.8)	Repurchase of common stock	—	(482)	—	—	—	(482)	—
713.4	Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
—	Net loss	—	—	—	(732)	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
0.7	Comprehensive stock and employee stock purchase plans	—	15	—	—	—	15	—
—	Common stock dividends	—	—	—	(141)	—	(141)	—
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	—	3	(3)
—	Distributions to non-controlling interests	—	—	—	—	—	—	(2)
(8.9)	Repurchase of common stock	—	(147)	—	—	—	(147)	—
705.4	Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

(in millions)

	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(741)	$932	$1,151
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	665	676	944
Amortization of finance costs, discounts and premiums, net	8	6	7
Loss on extinguishment of debt	36	56	—
Stock compensation expense	17	15	14
Deferred income taxes	(165)	7	4
Other gains	(208)	(340)	(902)
Loss on foreign currency transactions and derivatives	—	1	—
Gain on property insurance settlement	—	(4)	—
Equity in (earnings) losses of affiliates	30	(14)	(30)
Change in due from/to managers	96	3	13
Distributions from investments in affiliates	10	11	58
Changes in other assets	(33)	7	(5)
Changes in other liabilities	(22)	(106)	46
Net cash provided by (used in) operating activities	(307)	1,250	1,300

INVESTING ACTIVITIES
Proceeds from sales of assets, net	281	1,192	1,605
Proceeds from loan receivable	28	—	—
Return of investments in affiliates	—	1	1
Advances to and investments in affiliates	(5)	(6)	(7)
Acquisitions	—	(602)	(1,025)
Capital expenditures:
Renewals and replacements	(156)	(222)	(274)
Return on investment	(343)	(336)	(200)
Property insurance proceeds	—	31	—
Net cash provided by (used in) investing activities	(195)	58	100

FINANCING ACTIVITIES
Financing costs	(11)	(17)	—
Issuances of debt	740	645	—
Draws on credit facility	2,245	—	360
Repayment of credit facility	(762)	(56)	(462)
Repurchase/redemption of senior notes	(450)	(650)	—
Redemption of preferred equity units of Host L.P.	(22)	—	—
Mortgage debt and other prepayments and scheduled maturities	—	—	(1)
Debt extinguishment costs	(35)	(50)	—
Common stock repurchase	(147)	(482)	—
Dividends on common stock	(320)	(623)	(629)
Distributions and payments to non-controlling interests	(3)	(75)	(8)
Other financing activities	(4)	(7)	(8)
Net cash provided by (used in) financing activities	1,231	(1,315)	(748)
Effects of exchange rate changes on cash held	(3)	1	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	726	(6)	647
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,750	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$2,476	$1,750	$1,756

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2020, 2019 and 2018

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2020	2019	2018
Cash and cash equivalents	$2,335	$1,573	$1,542
Restricted cash (included in other assets)	2	1	1
Cash included in furniture, fixtures and equipment replacement fund	139	176	213
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$2,476	$1,750	$1,756

Supplemental schedule of noncash investing and financing activities:

During 2020, 2019 and 2018, Host Inc. issued approximately 0.2 million, 0.2 million and 0.7 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $3 million, $2 million and $15 million, respectively.

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable of $9 million. The proceeds received from the sale are net of this note receivable.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(in millions)

	December 31, 2020	December 31, 2019

ASSETS
Property and equipment, net	$9,416	$9,671
Right-of-use assets	597	595
Due from managers	22	63
Advances to and investments in affiliates	21	56
Furniture, fixtures and equipment replacement fund	139	176
Other	360	171
Cash and cash equivalents	2,335	1,573
Total assets	$12,890	$12,305

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,065	$2,776
Credit facility, including term loans of $997	2,471	989
Other	5	29
Total debt	5,541	3,794
Lease liabilities	610	606
Accounts payable and accrued expenses	71	263
Due to managers	64	—
Other	170	175
Total liabilities	6,456	4,838

Limited partnership interests of third parties	108	142

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,394	7,374
Accumulated other comprehensive loss	(74)	(56)
Total Host Hotels & Resorts, L.P. capital	6,321	7,319
Non-controlling interests—consolidated partnerships	5	6
Total capital	6,326	7,325
Total liabilities, limited partnership interests of third parties and capital	$12,890	$12,305

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020, 2019 and 2018

(in millions, except per common unit amounts)

	Year ended December 31,
	2020	2019	2018
REVENUES
Rooms	$976	$3,431	$3,547
Food and beverage	426	1,647	1,616
Other	218	391	361
Total revenues	1,620	5,469	5,524
EXPENSES
Rooms	362	873	918
Food and beverage	420	1,120	1,103
Other departmental and support expenses	686	1,295	1,302
Management fees	39	239	243
Other property-level expenses	312	365	387
Depreciation and amortization	665	676	944
Corporate and other expenses	89	107	104
Gain on insurance and business interruption settlements	—	(5)	(7)
Total operating costs and expenses	2,573	4,670	4,994
OPERATING PROFIT (LOSS)	(953)	799	530
Interest income	8	32	15
Interest expense	(194)	(222)	(176)
Other gains/(losses)	208	340	902
Loss on foreign currency transactions and derivatives	—	(1)	—
Equity in earnings (losses) of affiliates	(30)	14	30
INCOME (LOSS) BEFORE INCOME TAXES	(961)	962	1,301
Benefit (provision) for income taxes	220	(30)	(150)
NET INCOME (LOSS)	(741)	932	1,151
Less: Net (income) loss attributable to non-controlling interests	1	(2)	(52)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(740)	$930	$1,099
Basic earnings (loss) per common unit	$(1.06)	$1.29	$1.50
Diluted earnings (loss) per common unit	$(1.06)	$1.29	$1.50

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2020, 2019 and 2018

(in millions)

	2020	2019	2018
NET INCOME (LOSS)	$(741)	$932	$1,151
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(18)	—	(13)
Change in fair value of derivative instruments	(1)	(1)	1
Amounts reclassified from other comprehensive income (loss)	1	4	13
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(18)	3	1
COMPREHENSIVE INCOME (LOSS)	(759)	935	1,152
Less: Comprehensive (income) loss attributable to non- controlling interests	1	(2)	(53)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(758)	$933	$1,099

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2020, 2019 and 2018

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
723.5	Balance, December 31, 2017	$1	$7,032	$(60)	$29	$7,002	$167
—	Net income	—	1,087	—	52	1,139	12
—	Other changes in ownership	—	30	—	(9)	21	(29)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(13)	1	(12)	—
—	Change in fair value of derivative instruments	—	—	1	—	1	—
—	Amounts reclassified from Other Comprehensive Income	—	—	13	—	13	—
0.2	Common OP unit issuances	—	3	—	—	3	—
0.4	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	11	—	—	11	—
—	Distributions on common OP units	—	(630)	—	—	(630)	(7)
0.7	Redemptions of limited partner interests for common stock	—	15	—	—	15	(15)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
—	Cumulative effect of accounting change	—	4	—	—	4	—
724.8	Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
—	Net income	—	920	—	2	922	10
—	Other changes in ownership	—	(11)	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	4	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	10	—	—	10	—
—	Distributions on common OP units	—	(617)	—	—	(617)	(7)
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	(69)	(69)	—
(27.2)	Repurchase of common OP units	—	(482)	—	—	(482)	—
698.3	Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
—	Net loss	—	(732)	—	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	15	—	—	15	—
	Distributions on common OP units	—	(141)	—	—	(141)	(2)
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	3	(3)
(8.7)	Repurchase of common OP units	—	(147)	—	—	(147)	—
690.5	Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020, 2019 and 2018

(in millions)

	2020	2019	2018
OPERATING ACTIVITIES
Net income (loss)	$(741)	$932	$1,151
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	665	676	944
Amortization of finance costs, discounts and premiums, net	8	6	7
Loss on extinguishment of debt	36	56	—
Stock compensation expense	17	15	14
Deferred income taxes	(165)	7	4
Other gains	(208)	(340)	(902)
Loss on foreign currency transactions and derivatives	—	1	—
Gain on property insurance settlement	—	(4)	—
Equity in (earnings) losses of affiliates	30	(14)	(30)
Change in due from/to managers	96	3	13
Distributions from investments in affiliates	10	11	58
Changes in other assets	(33)	7	(5)
Changes in other liabilities	(22)	(106)	46
Net cash provided by (used in) operating activities	(307)	1,250	1,300

INVESTING ACTIVITIES
Proceeds from sales of assets, net	281	1,192	1,605
Proceeds from loan receivable	28	—	—
Return of investments in affiliates	—	1	1
Advances to and investments in affiliates	(5)	(6)	(7)
Acquisitions	—	(602)	(1,025)
Capital expenditures:
Renewals and replacements	(156)	(222)	(274)
Return on investment	(343)	(336)	(200)
Property insurance proceeds	—	31	—
Net cash provided by (used in) investing activities	(195)	58	100

FINANCING ACTIVITIES
Financing costs	(11)	(17)	—
Issuances of debt	740	645	—
Draws on credit facility	2,245	—	360
Repayment of credit facility	(762)	(56)	(462)
Repurchase/redemption of senior notes	(450)	(650)	—
Redemption of preferred OP units	(22)	—	—
Mortgage debt and other prepayments and scheduled maturities	—	—	(1)
Debt extinguishment costs	(35)	(50)	—
Repurchase of common OP units	(147)	(482)	—
Distributions on common OP units	(323)	(630)	(636)
Distributions and payments to non-controlling interests	—	(68)	(1)
Other financing activities	(4)	(7)	(8)
Net cash provided by (used in) financing activities	1,231	(1,315)	(748)
Effects of exchange rate changes on cash held	(3)	1	(5)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	726	(6)	647
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	1,750	1,756	1,109
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$2,476	$1,750	$1,756

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2020, 2019 and 2018

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2020	2019	2018
Cash and cash equivalents	$2,335	$1,573	$1,542
Restricted cash (included in other assets)	2	1	1
Cash included in furniture, fixtures and equipment replacement fund	139	176	213
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$2,476	$1,750	$1,756

Supplemental schedule of noncash investing and financing activities:

During 2020, 2019 and 2018, non-controlling partners converted common operating partnership units (“OP units”) valued at $3 million, $2 million and $15 million, respectively, in exchange for 0.2 million, 0.2 million and 0.7 million shares, respectively, of Host Inc. common stock.

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable of $9 million. The proceeds received from the sale are net of this note receivable.

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

At the start of the pandemic, we suspended operations at 35 hotels and, as of December 31, 2020, operations remain suspended at four of these hotels. The ongoing effects of COVID-19 on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. During 2020, we drew down $1.5 billion on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are continuing to take further measures to preserve our liquidity, including operating expense reductions, capital expenditures deferrals, suspension of future dividends and suspension of common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Consolidated Portfolio

As of December 31, 2020, the hotels in our consolidated portfolio are in the following countries:

Hotels
United States	74
Brazil	3
Canada	2
Total	79

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three partnerships are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2020 are $59 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $28 million and consist of a lease liability, accounts payable and deferred revenue. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2020 is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Properties acquired in an asset acquisition are recorded at cost. The acquisition cost is allocated to land, buildings, improvements, furniture, fixtures and equipment, as well as identifiable intangible and lease assets and liabilities. Acquisition cost is allocated using relative fair values. We evaluate several factors, including weighted market data for similar assets, expected future cash flows discounted at risk adjusted rates, and replacement costs for assets to determine an appropriate exit cost when evaluating the fair values.

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

Due to the impact of the COVID-19 pandemic on operations, we performed recoverability assessments on all of our hotels. Recoverability of hotels is measured by performing a comparison of the carrying amount of each hotel to its expected undiscounted future cash flows over its remaining useful life. While expected undiscounted future cash flows are subject to uncertainty due to factors including the duration and financial impact of the resulting economic downturn and changes in travel patterns of hotel customers, we assumed a four-year recovery period to 2019 operating levels, based on previous disruptions and recoveries, as well as

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

industry forecasts. In order to assess the sensitivity of the four-year recovery assumption, we performed the recoverability assessment using a six-year recovery period, with no changes to the outcome. To the extent that a hotel has a substantial remaining estimated useful life and management does not believe that it is more likely than not that it will be sold prior to the end thereof, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying amount. In the absence of other factors, we assume that the estimated useful life is equal to the remaining GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the hotel will be sold prior to the end of its previously expected useful life.

During 2019, due to a reduction in the estimated hold period of the assets, we recognized impairment expense of $14 million related to one hotel and a right of use asset associated with an operating lease. No other properties had triggering events warranting impairment testing. During 2018, we recognized impairment expense of $260 million on four hotels. See Note 13 - Fair Value Measurements.

Classification of Assets as Held for Sale.  We will classify a hotel as held for sale when its sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or it is unlikely that the sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale frequently are not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist that could prevent the transaction from being completed in a timely manner. We typically classify hotels as held for sale when all the following conditions are met:

•	Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•	a binding agreement to sell the property has been signed under which the buyer has committed a significant amount of nonrefundable cash; and
•	no significant financing or legal contingencies exist that could prevent the transaction from being completed in a timely manner.

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

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2020, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets and totaled $5 million and $6 million as of December 31, 2020 and 2019, respectively.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was $(1) million, $2 million and $52 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2020	2019
OP units outstanding (millions)	7.2	7.5
Market price per Host Inc. common share	$14.63	$18.55
Shares issuable upon conversion of one OP unit	1.021494	1.021494
Redemption value (millions)	$108	$142
Historical cost (millions)	67	79
Book value (millions) (1)	108	142
___________

(1)The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $(8) million, $10 million, and $12 million for 2020, 2019, and 2018, respectively.

Investments in Affiliates

Distributions from Investments in Affiliates. We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash that were generated by property operations are classified as cash flows from operating activities. However, distributions of cash that were generated by property sales are classified as cash flows from investing activities.

Income Taxes

Host Inc. elected to be treated as a REIT effective January 1, 1999 pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for treatment as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and that complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state corporate income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a regular C corporation, and is subject to federal, state and foreign corporate income tax. Our consolidated income tax provision (benefit) includes the income tax provision

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(benefit) related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

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

Foreign Currency Translation

As of December 31, 2020, our foreign operations consist of hotels located in Brazil and Canada, as well as an investment in an Asia/Pacific joint venture. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2020	2019
Gain on foreign currency forward contracts	$2	$3
Loss on interest rate swap cash flow hedges	(3)	(3)
Foreign currency translation	(74)	(57)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(74)	$(56)

During 2019, we reclassified a net loss due to foreign currency translation of $4 million related to foreign subsidiaries that were substantially liquidated. No material amounts were reclassified from accumulated other comprehensive loss in 2020.

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

Food and beverage revenues

Food and beverage revenues consist of revenues from group functions, which may include banquet revenues and audio-visual revenues, as well as outlet revenues from the restaurants and lounges at our properties. Revenues are recognized as the services or products are provided. Our hotels may employ third parties to provide certain services, for example, audio and visual services.  These contracts are evaluated to determine if the hotel is the principal or the agent in the transaction and we record the revenues as appropriate (i.e., gross vs. net).

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

The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$(741)	$932	$1,151
Less: Net (income) loss attributable to non-controlling interests	9	(12)	(64)
Net income (loss) attributable to Host Inc.	$(732)	$920	$1,087

Basic weighted average shares outstanding	705.9	730.3	739.8
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.8	0.8
Diluted weighted average shares outstanding	705.9	731.1	740.6

Basic earnings (loss) per common share	$(1.04)	$1.26	$1.47
Diluted earnings (loss) per common share	$(1.04)	$1.26	$1.47

The calculation of Host L.P. basic and diluted earnings (loss) per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2020	2019	2018
Net income (loss)	$(741)	$932	$1,151
Less: Net (income) loss attributable to non- controlling interests	1	(2)	(52)
Net income (loss) attributable to Host L.P.	$(740)	$930	$1,099

Basic weighted average units outstanding	698.4	722.5	732.2
Assuming distribution of common units to support shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	0.8	0.8
Diluted weighted average units outstanding	698.4	723.3	733.0

Basic earnings (loss) per common unit	$(1.06)	$1.29	$1.50
Diluted earnings (loss) per common unit	$(1.06)	$1.29	$1.50

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

In a business combination, we recognize identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date based on the exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets and liabilities acquired. Property and equipment are recorded at fair value and such fair value is allocated to land, buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.

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

Leases

We consider an arrangement to contain a lease if it conveys the right to control the use of an identified asset for a period of time in exchange for compensation. All leases pursuant to which we are the lessee, including operating leases, are recognized as lease assets and lease liabilities on the balance sheet. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent the present value of our fixed payment obligations. Leases with a term of 12 months or less are not recorded on the balance sheet. We use our estimated incremental borrowing rate to determine the present value of our lease obligations at initiation or modification. Our operating leases may require fixed payments, variable payments based on a percentage of revenue or income, or payments equal to the greater of a fixed or variable payment. Variable payments are excluded from the ROU assets and lease liabilities and are recognized in the period in which the obligation is incurred. Operating lease expense is recognized on a straight-line basis over the lease term. Our lease terms include renewal options that we are reasonably certain to exercise, and renewal options controlled by the lessor.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Revenues

Disaggregation of Revenues. While we do not consider the following disclosure of hotel revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 16 – Geographic and Business Segment Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2020	2019	2018
Florida Gulf Coast	$207	$338	$285
Phoenix	141	311	298
San Francisco/San Jose	134	519	488
San Diego	124	516	523
Maui/Oahu	122	400	366
New York	111	560	744
Miami	106	178	55
Orlando	67	221	217
Washington, D.C. (Central Business District)	66	341	330
Los Angeles	59	187	188
Jacksonville	54	100	98
Atlanta	52	159	158
Houston	46	116	118
Boston	41	303	304
New Orleans	38	106	103
Northern Virginia	34	135	158
Chicago	26	165	186
Orange County	26	104	119
San Antonio	25	105	116
Denver	24	93	89
Philadelphia	24	90	88
Seattle	21	120	129
Other	52	214	257
Domestic	1,600	5,381	5,417
International	20	88	107
Total	$1,620	$5,469	$5,524

3	Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2020	2019
Land and land improvements	$2,033	$2,062
Buildings and leasehold improvements	13,609	13,308
Furniture and equipment	2,471	2,362
Construction in progress	166	262
	18,279	17,994
Less accumulated depreciation and amortization	(8,863)	(8,323)
	$9,416	$9,671

The aggregate cost of real estate for federal income tax purposes is approximately $9.7 billion at December 31, 2020.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.Investments in Affiliates

We own investments in joint ventures for which the equity method of accounting is used. The debt of our joint ventures is non-recourse to, and not guaranteed by, us, and a default of such debt does not trigger a default under any of our debt instruments. We carry our investments at historical cost which, due to debt restructurings or distributions, may result in a negative investment balance. However, a negative investment balance does not represent a funding obligation for us or for our partners. Investments in affiliates consist of the following (in millions):

	As of December 31, 2020
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2020 (1)	Assets
Asia/Pacific JV	25%	$10	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	46	18	27	10	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	—	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	—	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(7)	22	205	—	One hotel in Philadelphia, PA
Other investments		24	—	—	—
Total		$21	$145	$442	$10

	As of December 31, 2019
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2019 (1)	Assets
Asia/Pacific JV	25%	$12	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	72	17	26	—	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(32)	75	150	9	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	23	209	1	One hotel in Philadelphia, PA
Other investments		23	—	—	—
Total		$56	$145	$445	$12
___________
(1)	Distributions received were funded by cash from operations unless otherwise noted.

In 2020, our Maui timeshare joint venture recorded a $21 million impairment expense, of which our share was $14 million, on its inventory of timeshare units. This impairment expense is reflected through equity in (earnings) losses of affiliates on our consolidated statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt

Debt consists of the following (in millions):

	As of December 31,
	2020	2019
Series C senior notes, with a rate of 4¾% due March 2023	$—	$447
Series D senior notes, with a rate of 3¾% due October 2023	399	398
Series E senior notes, with a rate of 4% due June 2025	497	497
Series F senior notes, with a rate of 4½% due February 2026	397	397
Series G senior notes, with a rate of 3⅞% due April 2024	398	397
Series H senior notes, with a rate of 3⅜% due December 2029	640	640
Series I senior notes, with a rate of 3½% due September 2030	734	—
Total senior notes	3,065	2,776
Credit facility revolver(1)	1,474	(8)
Credit facility term loan due January 2024	498	498
Credit facility term loan due January 2025	499	499
Other debt, with an average interest rate of 8.8% and 5.6% at December 31, 2020 and 2019, respectively, maturing through February 2024	5	29
Total debt	$5,541	$3,794

_________

(1)	There were no outstanding credit facility borrowings at December 31, 2019. Amount shown at December 31, 2019 represents deferred financing costs related to the credit facility revolver.

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at December 31, 2020 and 2019 was $3.1 billion and $2.8 billion, respectively. The senior notes balances as of December 31, 2020 and 2019 are net of unamortized discounts and deferred financing costs of approximately $35 million and $24 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2020, we are below the EBITDA-to-interest coverage ratio covenant requirement of our senior notes indenture necessary to incur additional debt, and therefore, we will not be able to incur additional debt until we are in compliance.

On August 20, 2020, we issued $600 million of 3.5% Series I senior notes and on September 3, 2020, we completed the issuance of an additional $150 million of Series I senior notes, for total proceeds of $733 million, net of discounts, underwriting fees and expenses. The Series I senior notes are due in September 2030 and interest is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2021. The proceeds of this issuance were used to repurchase via a tender offer of $364 million (approximately 81%) of the $450 million 4.75% Series C senior notes due 2023 for $390 million, including a prepayment premium of $26 million. Additionally, the remaining $86 million of Series C senior notes were redeemed in December 2020 for $94 million, including a premium of approximately $8 million. On September 26, 2019, we issued $650 million of 3.375% Series H senior notes due December 2029 for proceeds of approximately $640 million, net of discounts, underwriting fees and expenses. Interest is payable semi-annually in arrears on June 15 and December 15, commencing December 15, 2019. The net proceeds were used, together with cash on hand, to redeem our $300 million 6% Series Z senior notes due 2021 and our $350 million 5.25% Series B senior notes due 2022, including a prepayment premium of $50 million.

Authorization for Repurchase of Senior Notes. In July 2019, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes (other than in accordance with their terms). No repurchases occurred in 2020 under this program. Subsequent to year end, in February 2021, Host Inc.’s Board of Directors reauthorized this authority through February 2023.

Credit Facility. On August 1, 2019, we entered into the fifth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A and Wells Fargo Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion (which is substantially fully utilized). The revolver also includes a foreign currency subfacility for Canadian dollars,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 11, 2024, which date may be extended by up to a year by the exercise of up to two six-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 11, 2024, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 9, 2025, which date may not be extended.

On June 26, 2020, we entered into an amendment to the credit facility, and subsequent to year end, on February 9, 2021, we entered into a second amendment to the credit facility (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ends on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”), followed by a phase-in period thereafter.

The Amendments also provide for, among other things: an increase of 40 basis points in the interest rate applicable to outstanding borrowings during the Covenant Relief Period; the addition of a permanent LIBOR floor of 15 basis points; the addition of a minimum liquidity covenant requiring a minimum liquidity level of $400 million at the end of each month through the end of the Covenant Relief Period; certain limitations on acquisitions, distributions, repurchases, redemptions and capital expenditures during the Covenant Relief Period; limitations on debt incurrence to only those permitted under our senior notes indenture during the Covenant Relief Period; and a requirement during the Covenant Relief Period to apply the net cash proceeds in excess of $350,000,000 in the aggregate from asset sales and debt issuances (but not equity issuances) as a mandatory prepayment of amounts outstanding under the credit facility, subject to various exceptions.

In connection with each Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

The following is a discussion of the terms of the credit facility agreement, including the terms that are in effect outside of the Covenant Relief Period, except where noted otherwise.

Outside of the Covenant Relief Period, we pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin ranging from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). The Amendments increased the applicable margin during the Covenant Relief Period by 40 basis points. We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2020, we are able to borrow at a rate of LIBOR plus 150 basis points for an all-in rate of 1.65% and pay a facility fee of 25 basis points.

Outside of the Covenant Relief Period, interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). The Amendments also increased the applicable margin during the Covenant Relief Period by 40 basis points. Based on Host L.P.’s long-term debt rating as of December 31, 2020, our applicable margin on LIBOR loans under both term loans is 165 basis points, for an all-in rate of 1.8%.

Net draws under the credit facility were $1,483 million in 2020 and net repayments were $56 million in 2019. As of December 31, 2020, we have $12 million of available capacity under the revolver portion of our credit facility. Due to the senior notes covenant noted above, however, we currently are restricted from incurring additional debt.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. Except as set forth during the Covenant Relief Period and phase-in period thereafter, these calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, amortization of debt premiums or discounts that were recorded at issuance of a loan in order to establish the debt at fair value and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. Under the terms of the Amendment, these covenant requirements currently are not in effect.

Guarantees. The credit facility requires all Host L.P. subsidiaries which guarantee Host L.P. debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. At any time that our leverage ratio is below 6.0x, and outside of the Covenant Waiver Period, acquisitions, investments and dividends generally are permitted except where they would result in a breach of the financial covenants, calculated on a pro forma basis. Additionally, the credit facility’s restrictions on the incurrence of debt incorporate the same financial covenant as set forth in our senior notes indenture. Our senior notes and credit facility have cross default provisions that would trigger a default under those agreements if we were to have a payment default or an acceleration prior to maturity of other debt of Host L.P. or its subsidiaries. The amount of other debt in default needs to exceed certain thresholds in order to trigger a cross default and the thresholds are greater for secured debt than for unsecured debt. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Aggregate Debt Maturities

Aggregate debt maturities are as follows (in millions):

As of December 31, 2020
2021	$—
2022	—
2023	400
2024	2,388
2025	1,000
Thereafter	1,800
5,588
Deferred financing costs	(30)
Unamortized discounts, net	(17)
$5,541

Interest

The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2020 (2)	2019	2018
Interest expense	$194	$222	$176
Amortization of debt premiums/discounts, net	(2)	(1)	(1)
Amortization of deferred financing costs	(6)	(5)	(6)
Non-cash losses on debt extinguishment	(1)	(6)	—
Change in accrued interest	(2)	9	2
Interest paid (1)	$183	$219	$171
___________
(1)	Does not include capitalized interest of $5 million, $4 million and $3 million for 2020, 2019 and 2018, respectively.
(2)	Interest expense and interest paid includes cash prepayment premiums of approximately $35 million and $50 million in 2020 and 2019, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 705.4 million and 713.4 million were outstanding as of December 31, 2020 and 2019, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2020 and 2019.

Capital of Host L.P.

As of December 31, 2020, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2020 and 2019, Host L.P. had 697.7 million and 705.8 million OP units outstanding, respectively, of which Host Inc. held 690.5 million and 698.3 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

In February 2017, the Host Inc. Board of Directors authorized a program to repurchase up to $500 million of common stock. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. During 2020, we repurchased 8.9 million shares at an average price of $16.49 per share, exclusive of commissions, for a total of $147 million. In 2019, we repurchased 27.8 million shares at an average price of $17.37 per share, exclusive of commissions, for a total of $482 million. As of December 31, 2020, we have $371 million available for repurchase under the program. Under the terms of the Amendment of our credit facility, we currently are restricted from repurchasing stock or OP units.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

The dividends that were taxable to our stockholders in 2020 were considered 5.9% qualified REIT dividends, 3.6% qualified dividend income, 46.6% unrecaptured Section 1250 gain, and 43.9% long term capital gain. The dividends that were taxable to our stockholders in 2019 were considered 63.4% qualified REIT dividends, 33.7% qualified dividend income, 2.5% unrecaptured Section 1250 gain, and 0.4% long term capital gain. The 2020 and 2019 qualified REIT dividends are eligible for the 20% deduction provided by Section 199A.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2020	2019	2018
Common stock	$.20	$.85	$.85
Common OP units	.204	.868	.868

As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we suspended our regular quarterly common cash dividends, commencing with the second quarter 2020 dividend that would have been paid in July 2020. Additionally, based on the terms of the credit facility amendments, we are restricted to paying a quarterly common cash dividend of $0.01 per share or higher amounts to the extent necessary to allow Host Inc. to maintain REIT status or to avoid corporate income or excise taxes, until after the covenant waiver period expires following the second quarter of 2022.

7.	Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To continue to qualify as a REIT, we must meet a number of organizational and operational requirements, including a requirement that we distribute at least 90% of our annual taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to U.S. federal and state corporate income taxes on that portion of our annual taxable income that is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

subject to U.S. federal and state corporate income taxes at regular corporate income tax rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify to be treated as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to U.S. federal and state corporate income and excise taxes on our undistributed taxable income. Our 2018 tax provision included approximately $77 million of U.S. federal and state corporate income taxes that we paid on long-term capital gain generated in 2018 that we chose to retain rather than to distribute to our stockholders.

As a result of legislation enacted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act in 2020, net operating losses generated in 2018, 2019, and 2020 may be carried back up to five years in order to procure a refund of U.S. federal corporate income taxes previously paid. Any net operating loss not carried back pursuant to these rules may be carried forward indefinitely, subject to an annual limit on the use thereof of 80% of annual taxable income. We recently filed refund claims to recover approximately $57 million of U.S. federal income taxes that we paid in 2017 through 2019, which is included in other assets on our consolidated balance sheet as of December 31, 2020.

Set forth below is a table that documents our domestic and foreign tax attributes at December 31, 2020:

Type	Jurisdiction	Amount (in millions)	Expiration
Net operating loss	U.S. Federal	$487	None
Capital loss	U.S. Federal and State	37	2023
General business credit	U.S. Federal	1	Through 2040
Net operating loss	U.S. State	827	Various
Net operating loss	Brazil	14	None
Net operating loss	Canada	20	Through 2040
Capital loss	Canada	5	None

We have recorded a 100% valuation allowance of approximately $9 million against the deferred tax asset related to our domestic capital loss carryover and a 100% valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign net operating loss and capital loss carryovers as of December 31, 2020. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses. The net increase of our valuation allowance for the year ended December 31, 2020 is approximately $6 million from the year ended December 31, 2019.

The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2020	2019
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$172	$16
Property and equipment	3	3
Deferred revenue and expenses	17	20
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	204	51
Less: Valuation allowance	(19)	(13)
Total deferred tax assets, net of valuation allowance	$185	$38
Deferred tax liabilities
Investments in domestic affiliates	(1)	(6)
Total gross deferred tax liabilities	(1)	(6)
Net deferred tax assets	$184	$32

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $19 million, of $185 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our U.S. and foreign income (loss) from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2020	2019	2018
U.S. income (loss)	$(945)	$949	$887
Foreign income (loss)	(16)	13	414
Total	$(961)	$962	$1,301

The income tax provision (benefit) for continuing operations consists of (in millions):

		Year ended December 31,
		2020	2019	2018
Current	—Federal	$(57)	$14	$79
	—State	1	6	30
	—Foreign	1	3	37
		(55)	23	146
Deferred	—Federal	(96)	3	2
	—State	(63)	1	1
	—Foreign	(6)	3	1
		(165)	7	4
Income tax provision (benefit) – continuing operations		$(220)	$30	$150

The differences between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2020	2019	2018
Statutory federal income tax provision (benefit)	$(202)	$202	$273
Adjustment for nontaxable (income) loss of Host Inc.	34	(182)	(192)
Adjustment for net operating loss carryback to 2017-2019	18	—	—
State income tax provision (benefit), net	(62)	7	31
Change to uncertain tax provision	(3)	(3)	—
Foreign income tax provision (benefit)	(5)	6	38
Income tax provision (benefit)	$(220)	$30	$150

Cash paid for income taxes, net of refunds received, was immaterial in 2020, and $93 million and $82 million in 2019 and 2018, respectively.

A reconciliation of the beginning and ending balances of our unrecognized tax benefits is as follows (in millions):

	2020	2019
Balance at January 1	$8	$11
Reduction of unrecognized tax benefits due to expiration of statute of limitations	(3)	(3)
Balance at December 31	$5	$8

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded each year.

We expect a decrease to the balance of unrecognized tax benefits within 12 months of the reporting date of approximately $4 million. As of December 31, 2020, the tax years that remain subject to examination by major tax jurisdictions generally include 2017-2020. There were no material interest or penalties recorded for the years ended December 31, 2020, 2019, and 2018.

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

Ground Leases

As of December 31, 2020, all or a portion of 22 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 73% of our 2020 minimum lease payments and 96% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Offices Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as satellite offices in Miami and San Diego, which leases expire in 2022 and 2021, respectively, with no renewal options.

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $3 million and $5 million as of December 31, 2020 and 2019, respectively. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment, which may be accounted for either as operating or capital leases, depending upon the characteristics of the particular lease arrangement. Our finance leases total less than $1 million at December 31, 2020 and 2019.

On January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842), as amended, using the effective date transition method. As a result, disclosures required under the new standard will not be provided for dates or periods prior to January 1, 2019. For the comparative periods, we will provide disclosures required by ASC 840, Leases.

The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2020	2019
Lease cost
Operating lease cost	$43	$47
Variable lease cost	2	36
Sublease income	(1)	(1)
Total lease cost	$44	$82

Other information
Operating cash flows used for operating leases	$43	$47
Weighted-average remaining lease term - operating leases	49 years	50 years
Weighted-average discount rate - operating leases	5.3%	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense in accordance with ASC 840, under which we report prior to January 1, 2019, consists of (in millions):

Year ended December 31, 2018
Minimum rentals on operating leases	$45
Additional rentals based on sales	38
Less: sublease rentals	(1)
$82

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2020 (in millions):

	As of December 31, 2020
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	3.5%	5.3%
2021	$32	$7	$39
2022	32	7	39
2023	32	5	37
2024	33	4	37
2025	33	4	37
Thereafter	1,519	52	1,571
Total undiscounted cash flows	$1,681	$79	$1,760

Present values
Long-term lease liabilities	$550	$60	$610
Total lease liabilities	$550	$60	$610
Difference between undiscounted cash flows and discounted cash flows	$1,131	$19	$1,150

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $4 million that are payable to us under non-cancelable subleases.
9.	Employee Stock Plans

Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2020 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2020, there were approximately 15 million shares of Host Inc.’s common stock reserved and available for issuance under the 2020 Comprehensive Plan.

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

During 2020, 2019 and 2018, we recorded stock-based compensation expense of approximately $17 million, $15 million and $14 million, respectively. Shares granted in 2020, 2019 and 2018 totaled 2.2 million, 1.4 million and 1.2 million, respectively, while 1.2 million, 0.9 million and 0.8 million shares, respectively, vested during those years.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Senior Executive Plan

During 2020, Host Inc. granted 2.0 million RSU awards under the 2020 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2020 through 2022 if performance is at the “high” level of achievement and, for time based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 1.5 million RSUs were unvested at December 31, 2020. Total unrecognized compensation expense related to unvested RSU awards that vest through 2022 is approximately $11 million.

RSU awards

Vesting of RSUs awarded in 2020 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our performance against certain annual strategic objectives. Approximately 40% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 30% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Equity Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three year performance period; and the remaining 30% are based on our performance against certain strategic objectives and vest on an annual basis. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

We value the time based awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released, which is 100% of the time based awards. We also value the strategic objective awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released; however, as a result of the strategic objective awards’ performance conditions, we reevaluate the percentage based on the probability of meeting the performance conditions each period. We value the TSR awards using the economic theory that is the basis for all valuation models, including Binominal, Black-Scholes, exotic options formulas, and Monte Carlo valuations, with the following assumptions:

	NAREIT Lodging & Resorts Index
	2020 Award Grants	2019 Award Grants
Grant date stock price	$10.06	$17.97
Volatility	33.1%	23.7%
Beta	0.618	1.029
Risk-free rate - three year award	0.19%	2.43%

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2020, 2019 and 2018, we recorded compensation expense of approximately $15 million, $13 million and $12 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2020:

	Year ended December 31,
	2020		2019		2018
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
	(in millions)	(per share)	(in millions)	(per share)	(in millions)	(per share)
Balance, at beginning of year	1.2	$13	0.9	$14	0.7	$14
Granted	2.0	10	1.3	14	1.1	16
Vested (1)	(1.1)	15	(0.7)	19	(0.7)	17
Forfeited/expired	(0.5)	15	(0.3)	19	(0.2)	17
Balance, at end of year	1.6	10	1.2	13	0.9	14
Issued in calendar year (1)	0.4	19	0.4	17	0.3	20
___________
(1)

Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.4 million shares issued in 2020 include shares vested at December 31, 2019, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $5.5 million, $5.4 million and $4.8 million for 2020, 2019 and 2018, respectively.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2020, 2019 and 2018, we granted a total of 0.2 million shares, 0.1 million shares and 0.1 million shares, respectively, under these two programs and recorded compensation expense of approximately $2 million in each year.

10.	Profit Sharing and Post-employment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2020.

11.	Dispositions

We disposed of one hotel in 2020, 14 hotels in 2019 and four hotels in 2018 and recorded gains on sales of approximately $148 million, $339 million and $279 million, respectively.

In 2020, we sold excess land adjacent to The Phoenician for $83 million, and recorded a gain on sale of approximately $59 million.

Additionally, on September 21, 2018, we sold the New York Marriott Marquis retail and theater commercial units and the related signage areas of the hotel (the “Retail”) to Vornado Realty Trust for a sale price of $442 million and recorded a gain of approximately $386 million, which amount is net of the non-cash incurrence of a liability of approximately $35 million related to Vornado’s contractual right to future real estate tax rebates. Substantially all of the net proceeds from the sale of the Retail were used to close out a reverse like-kind exchange structure established in connection with the acquisition of the Hyatt portfolio in March 2018. We elected to pay U.S. federal and applicable state corporate income tax of approximately $16 million on the capital gain generated by the sale proceeds not used to close out the reverse like-kind exchange rather than to distribute such capital gain to our stockholders.

The gain on sale of assets is included in other gains/(losses) on the consolidated statement of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Acquisitions

Asset Acquisitions

In February 2019, we acquired the fee simple interest in the 429-room 1 Hotel South Beach for a total purchase price of $610 million. Consideration included the issuance of $23 million of preferred Host L.P. OP units that were included in debt as of December 31, 2019, and $3 million of common Host L.P. OP units, all of which were subsequently redeemed in 2020.

13.Fair Value Measurements

Impairment

During 2019, we recorded an impairment expense of $14 million related to the Sheraton San Diego Hotel & Marina and a right-of-use asset associated with an operating lease, based on the expected sale proceeds and expected sub-rental income, respectively, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The Sheraton San Diego Hotel & Marina was sold in 2019.

During 2018, we recorded an impairment expense of $44 million related to the W New York, the W New York – Union Square and the Westin New York Grand Central based on the expected sale proceeds of the properties, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The W New York and W New York – Union Square hotels were sold during 2018 and the Westin New York Grand Central was classified as held-for-sale as of December 31, 2018. The fair value of the Westin New York Grand Central, less costs to sell, at December 31, 2018 was $270 million. The Westin New York Grand Central was sold in 2019.

During 2018, we also recorded an impairment expense of $216 million related to the Sheraton New York Times Square Hotel based on a range of sale prices negotiated with a potential buyer, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the Sheraton New York Times Square Hotel following the impairment expense was $495 million.

Impairment expense for 2019 and 2018 is recorded in depreciation and amortization on the consolidated statements of operations.

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

	December 31, 2020		December 31, 2019
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,065	$3,284	$2,776	$2,953
Credit facility (Level 2)	2,471	2,483	989	1,000

14.	Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 70% of our hotels (as measured by revenues) and certain limited administrative services.

In 2020, 2019 and 2018, we paid Marriott $28 million, $186 million and $200 million, respectively, of hotel management fees and approximately $3.0 million, $11.5 million and $11.7 million, respectively, of franchise fees.

15.	Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

or franchised by Marriott and Hyatt represent 70% and 17% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

We are obligated to provide the manager with sufficient funds, generally 4-5% of the revenues generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements. Due to the COVID-19 pandemic, our managers temporarily suspended these contribution requirements in 2020.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our foreign operations consist of hotels in two countries as of December 31, 2020. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2020		2019		2018
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$1,600	$9,331	$5,381	$9,570	$5,417	$9,651
Brazil	7	34	23	45	19	49
Canada	13	51	65	56	67	60
Mexico	—	—	—	—	21	—
Total	$1,620	$9,416	$5,469	$9,671	$5,524	$9,760

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of December 31, 2020 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2021 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”

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

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Compensation Policy Committee Interlocks and Insider Participation” and “Report of the Compensation Policy Committee on Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

3.1

Composite Charter of Host Hotels & Resorts, Inc., dated July 18, 2016 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. Registration Statement on Form S-8 (SEC File No. 333-212569), filed on July 18, 2016).

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

4.2

Form of Common Stock Certificate (incorporated herein by reference to Exhibit 4.7 to Host Marriott Corporation’s Amendment No. 4 to its Registration Statement on Form S-4 (SEC File No. 333-55807), filed on October 2, 1998).

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

4.6

Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.7

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.8

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

4.9

Third Supplemental Indenture, dated March 20, 2017, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed on March 20, 2017).

4.10

Fifth Supplemental Indenture, dated September 26, 2019, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on September 26, 2019).

4.11

Description of Securities Registered under Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.12 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K, filed on February 25, 2020).

4.12

Sixth Supplemental Indenture, dated August 20, 2020, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 21, 2020.

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

10.9

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of February 7, 2020 (incorporated by reference to Exhibit 10.10 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K filed on February 25, 2020).

10.10

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

10.11

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2020, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on June 29, 2020).

10.12

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on February 10, 2021).

10.13

Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2020 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2020).

10.14

Form of 2020 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for corporate objectives and total stockholder return based vesting awards (incorporated by reference to Exhibit 10.14 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed July 31, 2020).

Exhibit No.	Description
10.15

Form of 2020 Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.15 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed July 31, 2020).

10.16*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for performance objectives based vesting awards.

10.17*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards.

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

99.	Additional Exhibit

99.1*	Ground Lease Summary

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	Cover Page Interactive Data File	(embedded within the Inline XBRL document) submitted under Exhibit 101.

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for

the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2020 and December 31, 2019, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2020, 2019 and 2018, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 25, 2021	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2021
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 25, 2021
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2021
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 25, 2021
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2021
Sheila C. Bair

/s/ SANDEEP L. MATHRANI	Director	February 25, 2021
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2021
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2021
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2021
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2021
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2021
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, LP

Date: February 25, 2021	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President, Chief Financial Officer & Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2021
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2021
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President, Chief Financial Officer & Treasurer (Principal Financial Officer)	February 25, 2021
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2021
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 25, 2021
Mary L. Baglivo

/s/ SHEILA C. BAIR	Director	February 25, 2021
Sheila C. Bair

/s/ SANDEEP L. MATHRANI	Director	February 25, 2021
Sandeep L. Mathrani

/s/ JOHN B. MORSE, JR.	Director	February 25, 2021
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 25, 2021
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2021
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2021
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2021
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2020				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
1 Hotel South Beach	—	182	443	8	—	182	451	633	30	—	2019	34
Andaz Maui at Wailea Resort	—	151	255	2	—	151	257	408	22	—	2018	38
Axiom Hotel	—	36	38	40	—	36	78	114	20	—	2014	33
Boston Marriott Copley Place	—	—	203	85	—	—	288	288	168	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	47	(1)	5	64	69	44	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	14	—	2	28	30	19	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	60	—	—	113	113	71	—	1997	40
Denver Marriott Tech Center	—	6	26	82	—	6	108	114	73	—	1994	40
Denver Marriott West	—	—	12	17	—	—	29	29	25	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	19	—	—	105	105	49	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	80	—	55	374	429	177	—	2004	40
Gaithersburg Marriott Washingtonian Center	—	7	22	14	—	7	36	43	27	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	33	—	8	121	129	74	—	1998	40
Grand Hyatt San Francisco	—	52	331	4	—	52	335	387	32	—	2018	34
Grand Hyatt Washington	—	154	247	44	—	154	291	445	99	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	22	—	2	32	34	26	—	1994	40
Houston Airport Marriott at George Bush Intercontinental	—	—	10	92	—	—	102	102	80	—	1984	40
Houston Marriott Medical Center / Museum District	—	—	19	44	—	—	63	63	45	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	4	—	12	124	136	33	—	2013	34
Hyatt Regency Coconut Point Resort and Spa	—	33	185	3	—	33	188	221	17	—	2018	36
Hyatt Regency Maui Resort and Spa	—	92	212	158	—	81	381	462	159	—	2003	40
Hyatt Regency Reston	—	11	78	31	—	12	108	120	66	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	112	—	20	227	247	133	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	45	—	40	275	315	127	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	48	—	16	69	85	44	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	5	(30)	5	12	17	4	—	2010	40
JW Marriott Houston by the Galleria	—	4	26	56	—	6	80	86	52	—	1994	40
JW Marriott Washington, DC	—	26	98	70	—	26	168	194	108	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	76	—	—	624	624	226	—	2011	35
Marina Del Rey Marriott	—	—	13	36	—	—	49	49	34	—	1995	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2020

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2020				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	35	—	—	62	62	42	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	394	—	—	596	596	374	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	40	—	38	67	105	55	—	1998	40
Minneapolis Marriott City Center	—	34	27	63	—	34	90	124	67	—	1995	40
New Orleans Marriott	—	16	96	153	—	16	249	265	178	—	1996	40
New York Marriott Downtown	—	19	79	69	—	19	148	167	96	—	1997	40
New York Marriott Marquis	—	49	552	124	—	49	676	725	524	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	48	—	—	78	78	61	—	1984	40
Orlando World Center Marriott	—	18	157	447	—	29	593	622	348	—	1997	40
Philadelphia Airport Marriott	—	—	42	22	—	—	64	64	43	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	2	(36)	9	17	26	4	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	129	—	—	215	215	124	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	40	—	6	85	91	57	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	34	—	6	54	60	39	—	1994	40
San Francisco Marriott Marquis	—	—	278	234	—	—	512	512	337	—	1989	40
San Ramon Marriott	—	—	22	28	—	—	50	50	33	—	1996	40
Santa Clara Marriott	—	—	39	92	—	—	131	131	97	—	1989	40
Sheraton Boston Hotel	—	42	262	79	—	42	341	383	160	—	2006	40
Sheraton New York Times Square Hotel	—	346	409	(100)	—	346	309	655	201	—	2006	40
Sheraton Parsippany Hotel	—	8	30	25	—	8	55	63	31	—	2006	40
Swissôtel Chicago	—	29	132	99	—	30	230	260	124	—	1998	40
Tampa Airport Marriott	—	—	9	27	—	—	36	36	32	—	1971	40
The Camby Hotel	—	10	63	32	—	10	95	105	60	—	1998	40
The Don CeSar	—	46	158	26	—	46	184	230	24	—	2017	34
The Logan	—	26	60	73	—	27	132	159	79	—	1998	40
The Phoenician, A Luxury Collection Resort	—	59	307	110	—	61	415	476	100	—	2015	32
The Ritz-Carlton Golf Resort, Naples	—	22	10	86	—	22	96	118	44	2002	—	40
The Ritz-Carlton, Amelia Island	—	25	115	96	—	25	211	236	128	—	1998	40
The Ritz-Carlton, Marina Del Rey	—	—	52	39	—	—	91	91	63	—	1997	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2020

(in millions)

	Initial Cost			Subsequent	Foreign	Gross Amount at December 31, 2020				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net (1)	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Ritz-Carlton, Naples	—	19	126	180	—	21	304	325	198	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	38	—	—	127	127	78	—	1998	40
The St. Regis Houston	—	6	33	21	—	6	54	60	30	—	2006	40
The Westin Buckhead Atlanta	—	5	84	40	—	6	123	129	71	—	1998	40
The Westin Chicago River North	—	33	116	19	—	33	135	168	40	—	2010	40
The Westin Cincinnati	—	—	54	20	—	—	74	74	36	—	2006	40
The Westin Denver Downtown	—	—	89	23	—	—	112	112	50	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	20	—	16	100	116	45	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	42	—	100	322	422	120	—	2006	40
The Westin Los Angeles Airport	—	—	102	26	—	—	128	128	58	—	2006	40
The Westin Seattle	—	39	175	46	—	39	221	260	95	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	55	—	2006	40
The Westin Waltham Boston	—	9	59	22	—	9	81	90	38	—	2006	40
The Whitley, a Luxury Collection Hotel, Atlanta Buckhead	—	14	81	86	—	15	166	181	111	—	1996	40
W Hollywood	—	—	204	—	—	—	204	204	27	—	2017	35
W Seattle	—	11	125	15	—	11	140	151	55	—	2006	40
Washington Marriott at Metro Center	—	20	24	30	—	20	54	74	42	—	1994	40
Westfields Marriott Washington Dulles	—	7	32	21	—	7	53	60	40	—	1994	40
YVE Hotel Miami	—	15	41	3	—	15	44	59	10	—	2014	33
Total hotels:	—	2,037	9,063	4,574	(67)	2,032	13,575	15,607	6,808
Other properties, each less than 5% of total	—	1	31	3	—	1	34	35	1	—	various	40
TOTAL	$—	$2,038	$9,094	$4,577	$(67)	$2,033	$13,609	$15,642	$6,809
___________
(1) Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2020

(in millions)

Notes:

(A)	The change in total cost of properties for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows:

Balance at December 31, 2017	$15,463
Additions:
Acquisitions	1,013
Capital expenditures and transfers from construction-in-progress	249
Deductions:
Dispositions and other	(551)
Impairments	(260)
Assets held for sale	(368)
Balance at December 31, 2018	15,546
Additions:
Acquisitions	625
Capital expenditures and transfers from construction-in-progress	332
Deductions:
Dispositions and other	(1,127)
Impairments	(6)
Balance at December 31, 2019	15,370
Additions:
Capital expenditures and transfers from construction-in-progress	446
Deductions:
Dispositions and other	(174)
Balance at December 31, 2020	$15,642
(B)	The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2020, 2019 and 2018 is as follows:

Balance at December 31, 2017	$6,272
Depreciation and amortization	546
Dispositions and other	(344)
Depreciation on assets held for sale	(101)
Balance at December 31, 2018	6,373
Depreciation and amortization	535
Dispositions and other	(544)
Balance at December 31, 2019	6,364
Depreciation and amortization	541
Dispositions and other	(96)
Balance at December 31, 2020	$6,809
(C)	The aggregate cost of real estate for federal income tax purposes is approximately $9,658 million at December 31, 2020.
(D)	The total cost of properties excludes construction-in-progress assets.

S-4