Form 10-Q
period 2021-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2021-05-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021

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

As of May 3, 2021, there were 706,086,096 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2020 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

(in millions, except share and per share amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$9,506	$9,416
Right-of-use assets	596	597
Due from managers	26	22
Advances to and investments in affiliates	34	21
Furniture, fixtures and equipment replacement fund	131	139
Other	420	360
Cash and cash equivalents	2,008	2,335
Total assets	$12,721	$12,890

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,066	$3,065
Credit facility, including term loans of $996 and $997, respectively	2,469	2,471
Other debt	5	5
Total debt	5,540	5,541
Lease liabilities	609	610
Accounts payable and accrued expenses	76	71
Due to managers	56	64
Other	166	170
Total liabilities	6,447	6,456

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	124	108

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 706.1 million shares and 705.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,547	7,568
Accumulated other comprehensive loss	(77)	(74)
Deficit	(1,332)	(1,180)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,145	6,321
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,150	6,326
Total liabilities, non-controlling interests and equity	$12,721	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2021 and 2020

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2021	2020
REVENUES
Rooms	$257	$626
Food and beverage	77	330
Other	65	96
Total revenues	399	1,052
EXPENSES
Rooms	65	187
Food and beverage	62	245
Other departmental and support expenses	160	319
Management fees	11	30
Other property-level expenses	78	93
Depreciation and amortization	165	164
Corporate and other expenses	24	25
Total operating costs and expenses	565	1,063
OPERATING LOSS	(166)	(11)
Interest income	1	6
Interest expense	(42)	(37)
Other losses	(1)	(2)
Equity in earnings of affiliates	9	4
LOSS BEFORE INCOME TAXES	(199)	(40)
Benefit for income taxes	46	37
NET LOSS	(153)	(3)
Less: Net loss attributable to non-controlling interests	1	—
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(152)	$(3)
Basic loss per common share	$(.22)	$—
Diluted loss per common share	$(.22)	$—

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2021 and 2020

(unaudited, in millions)

	Quarter ended March 31,
	2021	2020
NET LOSS	$(153)	$(3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(2)	(19)
Change in fair value of derivative instruments	(1)	3
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	(16)
COMPREHENSIVE LOSS	(156)	(19)
Less: Comprehensive loss attributable to non-controlling interests	1	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(155)	$(19)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2021 and 2020

(unaudited, in millions)

	Quarter ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(153)	$(3)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	165	164
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	4	3
Other losses	1	2
Equity in earnings of affiliates	(9)	(4)
Change in due from/to managers	(13)	22
Changes in other assets	(39)	(18)
Changes in other liabilities	(7)	(11)
Net cash provided by (used in) operating activities	(49)	157

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	1
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(5)	(1)
Acquisitions	(189)	—
Capital expenditures:
Renewals and replacements	(32)	(55)
Return on investment	(61)	(76)
Net cash used in investing activities	(275)	(103)

FINANCING ACTIVITIES
Financing costs	(3)	—
Draws on credit facility	—	1,500
Common stock repurchase	—	(147)
Dividends on common stock	—	(179)
Distributions and payments to non-controlling interests	—	(2)
Other financing activities	(8)	(6)
Net cash provided by (used in) financing activities	(11)	1,166
Effects of exchange rate changes on cash held	—	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(335)	1,212
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,141	$2,962

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$2,008	$2,796
Restricted cash (included in other assets)	2	1
Cash included in furniture, fixtures and equipment replacement fund	131	165
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,141	$2,962

 The following table presents cash paid for the following:

	Quarter ended March 31,
	2021	2020
Total interest paid	$35	$27
Income taxes paid	$—	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

(in millions)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$9,506	$9,416
Right-of-use assets	596	597
Due from managers	26	22
Advances to and investments in affiliates	34	21
Furniture, fixtures and equipment replacement fund	131	139
Other	420	360
Cash and cash equivalents	2,008	2,335
Total assets	$12,721	$12,890

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,066	$3,065
Credit facility, including term loans of $996 and $997, respectively	2,469	2,471
Other debt	5	5
Total debt	5,540	5,541
Lease liabilities	609	610
Accounts payable and accrued expenses	76	71
Due to managers	56	64
Other	166	170
Total liabilities	6,447	6,456

Limited partnership interests of third parties	124	108

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,221	6,394
Accumulated other comprehensive loss	(77)	(74)
Total Host Hotels & Resorts, L.P. capital	6,145	6,321
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,150	6,326
Total liabilities, limited partnership interests of third parties and capital	$12,721	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2021 and 2020

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2021	2020
REVENUES
Rooms	$257	$626
Food and beverage	77	330
Other	65	96
Total revenues	399	1,052
EXPENSES
Rooms	65	187
Food and beverage	62	245
Other departmental and support expenses	160	319
Management fees	11	30
Other property-level expenses	78	93
Depreciation and amortization	165	164
Corporate and other expenses	24	25
Total operating costs and expenses	565	1,063
OPERATING LOSS	(166)	(11)
Interest income	1	6
Interest expense	(42)	(37)
Other losses	(1)	(2)
Equity in earnings of affiliates	9	4
LOSS BEFORE INCOME TAXES	(199)	(40)
Benefit for income taxes	46	37
NET LOSS	(153)	(3)
Less: Net loss attributable to non-controlling interests	—	—
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(153)	$(3)
Basic loss per common unit	$(.22)	$—
Diluted loss per common unit	$(.22)	$—

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2021 and 2020

(unaudited, in millions)

	Quarter ended March 31,
	2021	2020
NET LOSS	$(153)	$(3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(2)	(19)
Change in fair value of derivative instruments	(1)	3
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	(16)
COMPREHENSIVE LOSS	(156)	(19)
Less: Comprehensive loss attributable to non-controlling interests	—	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(156)	$(19)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2021 and 2020

(unaudited, in millions)

	Quarter ended March 31,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(153)	$(3)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	165	164
Amortization of finance costs, discounts and premiums, net	2	2
Stock compensation expense	4	3
Other losses	1	2
Equity in earnings of affiliates	(9)	(4)
Change in due from/to managers	(13)	22
Changes in other assets	(39)	(18)
Changes in other liabilities	(7)	(11)
Net cash provided by (used in) operating activities	(49)	157

INVESTING ACTIVITIES
Proceeds from sales of assets, net	3	1
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(5)	(1)
Acquisitions	(189)	—
Capital expenditures:
Renewals and replacements	(32)	(55)
Return on investment	(61)	(76)
Net cash used in investing activities	(275)	(103)

FINANCING ACTIVITIES
Financing costs	(3)	—
Draws on credit facility	—	1,500
Repurchase of common OP units	—	(147)
Distributions on common OP units	—	(181)
Other financing activities	(8)	(6)
Net cash provided by (used in) financing activities	(11)	1,166
Effects of exchange rate changes on cash held	—	(8)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(335)	1,212
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,141	$2,962

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2021	March 31, 2020
Cash and cash equivalents	$2,008	$2,796
Restricted cash (included in other assets)	2	1
Cash included in furniture, fixtures and equipment replacement fund	131	165
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,141	$2,962

The following table presents cash paid for the following:

	Quarter ended March 31,
	2021	2020
Total interest paid	$35	$27
Income taxes paid	$—	$1

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2021, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

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

At the start of the pandemic, we suspended operations at 35 hotels and, as of March 31, 2021, operations remain suspended at four of these hotels, with one additional hotel reopening subsequent to quarter end. The ongoing effects of COVID-19 on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other government authorities to contain the outbreak have been lifted. In 2020, we drew down $1.5 billion on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are continuing to take further measures to preserve our liquidity, including operating expense reductions, capital expenditures deferrals, suspension of dividends and suspension of common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Consolidated Portfolio

As of March 31, 2021, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	76
Brazil	3
Canada	2
Total	81

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2020.

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2021, and the results of our operations and cash flows for the quarters ended March 31, 2021 and 2020, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

Three of the partnerships in which we own an interest are considered variable interest entities (VIEs) as the general partner maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of its partnership interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and the unconsolidated partnership that owns the Philadelphia Marriott Downtown. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be repaid only with assets of Host L.P.

Reclassifications

Certain prior year financial statement amounts have been reclassified to conform with the current year presentation.

3.	Earnings (Loss) Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 7.2 million Host L.P. common units, which are convertible into 7.3 million common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2021	2020
Net loss	$(153)	$(3)
Less: Net loss attributable to non-controlling interests	1	—
Net loss attributable to Host Inc.	$(152)	$(3)

Basic weighted average shares outstanding	705.6	708.1
Diluted weighted average shares outstanding	705.6	708.1

Basic loss per common share	$(.22)	$—
Diluted loss per common share	$(.22)	$—

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2021	2020
Net loss	$(153)	$(3)
Less: Net loss attributable to non-controlling interests	—	—
Net loss attributable to Host L.P.	$(153)	$(3)

Basic weighted average units outstanding	698.0	700.7
Diluted weighted average units outstanding	698.0	700.7

Basic loss per common unit	$(.22)	$—
Diluted loss per common unit	$(.22)	$—

4.	Revenue

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2021	2020
Florida Gulf Coast	$81	$109
Miami	56	60
Phoenix	54	83
Maui/Oahu	44	93
Washington, D.C. (Central Business District)	23	54
San Diego	14	87
Jacksonville	14	19
Houston	13	25
San Francisco/San Jose	11	106
New York	11	77
Atlanta	11	30
Los Angeles/Orange County	10	52
Orlando	9	53
San Antonio/Austin	8	17
Northern Virginia	7	21
Philadelphia	5	13
Chicago	4	16
Boston	3	35
New Orleans	3	24
Denver	3	15
Seattle	2	18
Other	11	31
Domestic	397	1,038
International	2	14
Total	$399	$1,052

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2021	December 31, 2020
Land and land improvements	$2,065	$2,033
Buildings and leasehold improvements	13,780	13,609
Furniture and equipment	2,494	2,471
Construction in progress	196	166
	18,535	18,279
Less accumulated depreciation and amortization	(9,029)	(8,863)
	$9,506	$9,416

n

6.	Debt

Senior Notes. As of March 31, 2021, we are below the EBITDA-to-interest coverage ratio covenant requirement of our senior notes indenture necessary to incur additional debt, and, therefore, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facility. During the first quarter, we entered into a second amendment (the “Amendment”) to our senior unsecured bank credit facility with Bank of America, N.A., as administrative agent. The Amendment extends the “Covenant Relief Period” provided by the first amendment, which suspends requirements to comply with all existing financial maintenance covenants under the credit facility, through the first quarter of 2022, followed by a phase-in period thereafter.

As of March 31, 2021, we have $12 million of available capacity under the revolver portion of our credit facility. Due to the failure to satisfy the senior notes covenant requirement noted above, we currently are restricted from incurring additional debt.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(152)	—	(152)	(1)
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Changes in ownership and other	—	(17)	—	—	—	(17)	17
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, March 31, 2021	$7	$7,547	$(77)	$(1,332)	$5	$6,150	$124

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(3)	—	(3)	—
Issuance of common stock for comprehensive stock plans, net	—	(5)	—	—	—	(5)	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	57	—	—	—	57	(56)
Other comprehensive loss	—	—	(16)	—	—	(16)	—
Balance, March 31, 2020	$7	$7,580	$(72)	$(451)	$6	$7,070	$84

Capital of Host L.P.

As of March 31, 2021, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio (as calculated under the credit facility) is below 7.25x.

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

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(152)	—	—	(152)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Changes in ownership and other	—	(17)	—	—	(17)	17
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, March 31, 2021	$1	$6,221	$(77)	$5	$6,150	$124

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties

Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(3)	—	—	(3)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(5)	—	—	(5)	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	57	—	—	57	(56)
Other comprehensive loss	—	—	(16)	—	(16)	—
Balance, March 31, 2020	$1	$7,135	$(72)	$6	$7,070	$84

Share Repurchases

As of March 31, 2021, we have $371 million available for repurchase under our common share repurchase program. In accordance with the restrictions in our amended credit facility, there were no share repurchases during the first quarter of 2021.

Dividends/Distributions

As part of our response to the COVID-19 pandemic and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly common cash dividends. Additionally, based on the terms of the credit facility amendments, we are restricted from paying a quarterly common cash dividend in excess of $0.01 per share, unless necessary to allow Host Inc. to maintain its REIT status or to avoid the payment of corporate income or excise taxes, until after the covenant waiver period expires following the second quarter of 2022.

8.	Acquisitions

On March 15, 2021, we acquired the 448-room Hyatt Regency Austin for a total purchase price of $161 million. Subsequent to quarter end, we purchased the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for a total purchase price of $610 million and the Royal Ka’anapali and Ka’anapali Kai golf courses, adjacent to our Hyatt Regency Maui hotel, for $28 million.

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

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,066	$3,212	$3,065	$3,284
Credit facility (Level 2)	2,469	2,483	2,471	2,483

E

10.	Geographic Information

We consider each of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2021. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2021	2020	2021	2020
United States	$397	$1,038	$9,425	$9,331
Brazil	1	4	31	34
Canada	1	10	50	51
Total	$399	$1,052	$9,506	$9,416

11.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the amount of the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of their carrying amount based on accumulated historical cost or their redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the common unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of common shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. During the Covenant Relief Period, all redemptions must be made with Host Inc. common stock.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below details the historical cost and redemption values for the non-controlling interests:

	March 31, 2021	December 31, 2020
Common OP units outstanding (millions)	7.2	7.2
Market price per Host Inc. common share	$16.85	$14.63
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$124	$108
Historical cost (millions)	65	67
Book value (millions) (1)	124	108
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million  as of both March 31, 2021 and December 31, 2020.

12.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2021 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; the ability of our hotel managers to operate hotels in a way that facilitate social distancing, implement enhanced cleaning protocols and other COVID-19 mitigation practices; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, business investment and consumer discretionary spending; the pace of recovery as the COVID-19 pandemic subsides; general economic uncertainty in U.S. markets where we own hotels and the potential for low levels of economic growth in these markets; and the effects on hotel operations of steps we and our hotel managers take to reduce operating costs in response to the COVID-19 pandemic;

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the pace of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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
•

the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements, including the waivers we obtained under our credit facility as a result of not meeting the original covenant thresholds that would have otherwise been required and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur as a result of the decline in operations due to the COVID-19 pandemic;

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

COVID-19 Response

The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While certain restrictions put in place at the beginning of the pandemic have been eased, various restrictive measures remain in place in many jurisdictions where we own hotels, including quarantines, restrictions on travel, school closings, limitations on the size of gatherings and/or restrictions on types of business that may continue to operate. As a result, the pandemic continues to negatively impact almost every industry directly or indirectly, including having a severe impact on the U.S. lodging industry generally and our company specifically. The ongoing effects of the pandemic on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after restrictive measures imposed by federal, state, local and other governmental authorities to contain the outbreak have been lifted.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) or the American Rescue Plan Act; however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit

(“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act, as discussed below. Benefits received by our operators from the ERC related to employees at our properties ultimately benefit us as we bear the expense for the wages and benefits of all persons working at our hotels. Benefit costs for furloughed employees during the second and third quarter of 2021 are not expected to have a significant impact on results as they will be eligible to be reimbursed through the American Rescue Plan Act.

In response to the pandemic, we and our managers, as applicable, have taken the following actions:

•

As of May 4, 2021, reopened 32 of the 35 hotels that had suspended operations at the start of the COVID-19 pandemic. Remaining hotels with suspended operations include The Westin Chicago River North, Sheraton Boston Hotel, and ibis Rio de Janeiro Parque Olimpico. We will maintain operations or reopen a property when it is anticipated to generate revenue greater than the incremental costs associated with staying open;

•

Average monthly occupancy (which includes the results of hotels with suspended operations) has increased during the quarter from 19.6% in January to 34.1% in March, as the accelerated vaccination rate in the U.S. has led to improving leisure demand;

•

Working with our hotel managers, we implemented portfolio-wide cost reductions, including significantly reducing staffing levels by furloughing or severing a substantial portion of the hotel workforce, reducing shared services fees, suspending food and beverage outlet operations, closing guestroom floors and meeting space, and temporarily suspending brand standards. These initiatives have resulted in a reduction of hotel operating costs across the portfolio by nearly 60% in the first quarter of 2021, compared to 2019. We expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions. However, we expect hotel operating costs to increase more in line with total revenues as hotels transition from their contingency level operational plans to increasing staffing levels and controllable spending. Additionally, reintroduction of marketing, maintenance and other support costs are expected to increase other departmental and support expenses as the recovery is expected to continue to gain momentum;

•

Paid health benefits of approximately $12 million in the first quarter, that were accrued in the fourth quarter of 2020, for hotel employees furloughed by our managers. A portion of the furlough costs has been offset in the first quarter by the ERC of approximately $7 million granted to our managers;

•	Suspended contributions to our hotels’ FF&E escrow accounts and suspended or deferred non-essential capital projects;
•

Further amended the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans. Under the amendments, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022, with certain financial covenants modified through the third quarter of 2023;

•

Accessed the full $1.5 billion under the revolver portion of the credit facility in 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of continued uncertainty in the global markets;

•	Suspended regular quarterly common cash dividends and stock repurchases until further notice. All future dividends are subject to approval by the Board of Directors; and
•	Reduced corporate expenses in 2020 by approximately 17%, compared to 2019, through reduced travel, compensation and other overhead.

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. While vaccine deployment has accelerated during the quarter, there remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2021	2020	Change
Total revenues	$399	$1,052	(62.1)%
Net loss	(153)	(3)	(5000.0)%
Operating loss	(166)	(11)	(1409.1)%
Operating loss margin under GAAP	(41.6)%	(1.0)%	(4,060	bps)
EBITDAre (1)	$5	$164	(97.0)%
Adjusted EBITDAre (1)	3	164	(98.2)%
Diluted loss per common share	(0.22)	—	N/M
NAREIT FFO per diluted share (1)	0.01	0.23	(95.7)%
Adjusted FFO per diluted share (1)	0.01	0.23	(95.7)%

All Owned Hotel Data (2):
	Quarter ended March 31,
	2021	2020	Change
All owned hotel revenues (pro forma) (1)	$401	$1,053	(61.9)%
All owned hotel EBITDA (pro forma) (1)	21	180	(88.3)%
All owned hotel EBITDA margin (pro forma) (1)	5.2%	17.1%	(1,190	bps)
Change in all owned hotel Total RevPAR - Constant US$	(61.6)%
Change in all owned hotel RevPAR - Constant US$	(58.4)%
Change in all owned hotel RevPAR - Nominal US$	(58.4)%
Change in domestic RevPAR	(58.0)%
Change in international RevPAR - Constant US$	(83.7)%
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

(2)

Due to the COVID-19 pandemic and its effects on operations, we are temporarily presenting hotel operating results on an All Owned Hotel pro forma basis. Thus, operating results are presented for all consolidated hotels owned as of March 31, 2021 and do not include the results of operations for hotels sold through the reporting date. Additionally, operating results for acquisitions as of March 31, 2021 are reflected for full calendar years, which include results for periods prior to our ownership.

Operations

Total revenues declined $653 million, or 62.1%, for the first quarter due to the COVID-19 pandemic, as we experienced a sharp decline in group, business and leisure travel beginning in mid-March 2020. An overall decline in travel, as well as the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings and on-going travel restrictions, have significantly reduced demand at our hotels. All owned hotel RevPAR and Total RevPAR on a constant US$ basis for the quarter declined 58.4% and 61.6%, respectively, as occupancy and food and beverage revenues experienced significant declines.

All owned hotel Total RevPAR in our Miami, Florida Gulf Coast and Jacksonville markets declined the least during the quarter, with decreases of 5.6%, 24.6% and 25.8%, respectively, due in part to strong leisure demand during Spring break and the Easter holiday. Our hotels in San Francisco/San Jose and New York, our two largest markets by room count, experienced declines of 90.7% and 85.2%, respectively, as government restrictions remain in place in both markets. All owned hotel Total RevPAR in our Phoenix and Maui/Oahu markets declined 39.4% and 52.6%, respectively, as both markets experienced strong leisure transient demand, while group activity remained limited. The largest all owned hotel Total RevPAR declines occurred in our Boston market, with a decline of 91.4%, as operations remain suspended at the Sheraton Boston Hotel.

While revenues continue to significantly underperform pre-pandemic levels, operating trends were positive in the first quarter of 2021, as vaccine distribution was implemented and certain jurisdictions loosened COVID-19 restrictions, with RevPAR increasing from $41.68 in January to $84.10 in March. In particular, properties in Florida, Texas, Arizona and Hawaii significantly outperformed the fourth quarter of 2020. At the same time, hotel-level operating costs increased just 15% from the fourth quarter, primarily reflecting the change in wages and benefits, as hiring did not keep pace with the improvement in operations at these resort destinations. The lag in hiring is due primarily to the unanticipated pace of the sequential growth in occupancy, particularly in March of 2021, which did not provide our managers sufficient time to adjust staffing levels commensurate with the increase in demand. We anticipate that hotel-level operating costs in future quarters will increase at a higher rate as our hotel managers adjust back to more normalized levels of operations.

As a result of the COVID-19 pandemic beginning mid-March 2020 (as compared to the first quarter of 2020):

•	net loss increased $150 million for the first quarter;
•	diluted loss per share for the quarter increased $0.22 for the first quarter;
•	Adjusted EBITDAre decreased $161 million for the first quarter; and
•	Adjusted FFO per diluted share decreased $0.22 for the first quarter.

Outlook

The COVID-19 pandemic has severely impacted macroeconomic and industry expectations for 2021. While economic growth and business investment are expected to accelerate meaningfully in 2021 compared to 2020, supported by recent stimulus, low interest rates, and vaccine distribution, government-imposed restrictions across the U.S. remain. Although daily reported cases of the virus have declined from the January surge, many regions continue to grapple with elevated rates of infection, which has resulted in continued jobless claims and slower economic activity in the first part of the year. While forecasts for 2021 remain uncertain, Blue Chip Economic Indicators consensus currently estimates an increase in real GDP of 6.3% for the year, while business investment is anticipated to increase 7.8%. Though analysts believe the unemployment rate peaked in 2020, it is anticipated to remain elevated in 2021, with an expected average of 5.4% for the year. The range of potential outcomes on the economy and the lodging industry specifically is exceptionally wide, reflecting both the unprecedented nature of the pandemic and varying analyst assumptions surrounding infection rates, new virus variants and the impact of vaccine deployments.

Hotel supply growth is anticipated to remain below the long-term historical average in 2021, as social distancing measures and supply chain challenges resulted in project delays across the U.S. The pandemic’s outsized impact on our industry has resulted in a breakdown of the relationship between increased business investment and RevPAR growth. RevPAR recovery to pre-pandemic levels is anticipated to lag that of the broader U.S. economy, despite lower supply growth. Luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen improving trends, we anticipate that these factors will persist in 2021.

As a result of the significant uncertainties related to the impact of vaccine deployment, the path to herd immunity and broader macroeconomic trends in 2021, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses likely will remain cautious. While investor optimism has grown in the early part of 2021 as analysts focus on pent-up leisure demand, existing corporate policies are expected to continue to constrain nonessential business transient and group travel until the country approaches herd immunity. As vaccination rates continue to accelerate across the U.S., we are optimistic about continued RevPAR improvements. However, the timing and trajectory of the recovery is difficult to forecast due to different opening standards across many jurisdictions, a wide range of customer responses to vaccines and the virus, seasonal shifts in the mix of business and leisure demand, as well as a condensed booking window for hotel rooms. Therefore, we cannot provide a full year forecast for RevPAR at this time. We believe that recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and, especially with respect to corporate and group travel, the timing of vaccine deployment. Accordingly, we believe that the impact of the recovery on specific markets and industries will be uneven.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the extent and timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel.

Strategic Initiatives

Balance Sheet. On February 9, 2021, we amended our credit facility to extend the covenant waiver period through the first quarter of 2022 as well as to further modify the covenant levels required after the waiver period ends and to provide additional flexibility with regard to acquisitions, asset sales, capital expenditures and mandatory prepayment without any changes to the existing pricing grid. As of March 31, 2021, we had $2.0 billion of cash and cash equivalents.

Acquisitions. In March 2021, we acquired the fee-simple interest in the 448-room Hyatt Regency Austin in Austin, Texas for approximately $161 million in cash. Subsequent to quarter end, we also purchased the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for a total purchase price of $610 million and the Royal Ka’anapali and Ka’anapali Kai golf courses, adjacent to our Hyatt Regency Maui hotel, for $28 million.

Capital Projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption.

During the first quarter of 2021, we spent approximately $61 million on ROI capital projects and $32 million on renewal and replacement projects. For full year 2021, we expect total capital expenditures of $375 million to $475 million. This total amount consists of ROI projects of approximately $275 million to $325 million and renewal and replacement expenditures of $100 million to $150 million. ROI projects include approximately $110 million to $140 million for the Marriott transformational capital program discussed below.

In January 2021, we opened the AC Hotel Scottsdale North, a 165-room select-service hotel we developed alongside The Westin Kierland Resort & Spa, branded as an AC by Marriott. Subsequent to quarter end, we completed the development of 19 two-bedroom luxury villas at the Andaz Maui at Wailea Resort.

We have made substantial progress on the Marriott transformational capital program, which began in 2018 and is expected to be substantially complete by 2022, and now includes 16 of our properties after the sale of the Newport Beach Marriott Hotel & Spa. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $83 million, before reductions for incentive management fees, to offset expected business disruption. Over 70% of the total estimated costs of the transformational capital program have been spent as of March 31, 2021, and we expect to complete approximately 85% of the program by the end of the year. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019 and projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020. In 2021, we completed the project at The Ritz-Carlton Amelia Island and we expect to substantially complete projects at three additional hotels: New York Marriott Marquis, Houston Medical Center Marriott and Orlando World Center Marriott.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2021	2020	Change
Total revenues	$399	$1,052	(62.1)%
Operating costs and expenses:
Property-level costs (1)	541	1,038	(47.9)
Corporate and other expenses	24	25	(4.0)
Operating loss	(166)	(11)	(1,409.1)
Interest expense	42	37	13.5
Other losses	(1)	(2)	50.0
Benefit for income taxes	46	37	24.3

Host Inc.:
Net loss attributable to non-controlling interests	(1)	—	N/M
Net loss attributable to Host Inc.	(152)	(3)	(4,966.7)

Host L.P.:
Net loss attributable to non-controlling interests	—	—	—
Net loss attributable to Host L.P.	(153)	(3)	(5,000.0)
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

The COVID-19 pandemic began to significantly impact hotel operations beginning in March of 2020, which resulted in a significant decline in RevPAR in the first quarter of 2021 compared to 2020. However, RevPAR has increased sequentially each month during the first quarter of 2021, from $41.68 in January to $84.10 in March. There can be no assurances that the month-over-month increases in RevPAR will continue.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2021	2020	Change
Revenues:
Rooms	$257	$626	(58.9)%
Food and beverage	77	330	(76.7)
Other	65	96	(32.3)
Total revenues	$399	$1,052	(62.1)

The significant decline in revenues was due predominantly to the impact of the COVID-19 pandemic, as January and February of 2020 had positive operations and declines began in the middle of March of 2020 with impacts as follows:

Rooms. Total rooms revenues decreased $369 million, or 58.9%, for the quarter.

Food and beverage.  Total food and beverage (“F&B”) revenues decreased $253 million, or 76.7%, for the quarter.

Other revenues. Total other revenues decreased $31 million, or 32.3%, for the quarter. Attrition and cancellation revenues decreased for the quarter, partially offset by strong golf revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2021	2020	Change
Expenses:
Rooms	$65	$187	(65.2)%
Food and beverage	62	245	(74.7)
Other departmental and support expenses	160	319	(49.8)
Management fees	11	30	(63.3)
Other property-level expenses	78	93	(16.1)
Depreciation and amortization	165	164	0.6
Total property-level operating expenses	$541	$1,038	(47.9)

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 53% of these expenses. Due to a significant decline in operations and implementation of portfolio-wide cost reductions in response to the COVID-19 pandemic, our managers reduced wages and benefits expense by over 60% during the first quarter compared to the first quarter of 2019. Included in these amounts in the first quarter of 2021 is a reduction of approximately $7 million related to the ERC recorded by our managers, the benefit of which was passed on to us. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The decline in expenses for rooms, food and beverage, other departmental and support, and management fees predominantly are due to the impact of the COVID-19 pandemic. As a result, expenses declined as follows:

Rooms. Rooms expenses declined $122 million, or 65.2%, for the quarter.

Food and beverage. F&B expenses decreased $183 million, or 74.7%, for the quarter.

Other departmental and support expenses. Other departmental and support expenses decreased $159 million, or 49.8%, for the first quarter.

Management fees.  Base management fees, which generally are calculated as a percentage of total revenues, decreased $19 million, or 62.8%, for the first quarter. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, were flat for the quarter.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $15 million, or 16.1%, for the quarter primarily due to a decrease in rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses also were partially offset by operating profit guarantees received from Marriott under the transformational capital program.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2021	2020
General and administrative costs	$20	$22
Non-cash stock-based compensation expense	4	3
Total	$24	$25

Interest expense. Interest expense increased for the quarter primarily due to the higher outstanding balance on the revolver portion of the credit facility. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2021	2020
Cash interest expense(1)	$40	$35
Non-cash interest expense	2	2
Total interest expense	$42	$37
___________
(1)	Including the change in accrued interest, total cash interest paid was $35 million and $27 million for the first quarter of 2021 and 2020, respectively.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the quarter, we recorded an income tax benefit of $46 million due primarily to the domestic net operating loss incurred by our TRS. Any domestic net operating loss incurred by our TRS in 2021 may be carried forward indefinitely, its use being subject to a limit of 80% of annual taxable income. Our TRS is expected to generate additional net operating losses in 2021 and we will evaluate whether or not to record an income tax benefit for all or a portion of such net operating loss in future quarters.

Hotel RevPAR Overview

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our presentation to instead present pro forma hotel operating results for all hotels. See “All Owned Hotel Pro Forma Hotel Operating Statistics and Results” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location as of March 31, 2021 and 2020, respectively:

All Owned Hotels (pro forma) by Location in Constant US$

	As of March 31, 2021		Quarter ended March 31, 2021				Quarter ended March 31, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$556.36	55.6%	$309.29	$470.45	$443.30	70.9%	$314.11	$498.35	(1.5)%	(5.6)%
Florida Gulf Coast	5	1,842	521.91	52.8	275.67	489.52	430.81	70.8	305.01	649.38	(9.6)	(24.6)
Phoenix	4	1,819	355.31	49.9	177.15	335.19	369.52	67.1	248.11	552.93	(28.6)	(39.4)
Jacksonville	1	446	484.86	35.5	171.97	345.82	363.41	57.0	207.28	466.16	(17.0)	(25.8)
Maui/Oahu	4	1,987	404.89	40.0	162.15	243.26	469.81	74.5	350.05	513.46	(53.7)	(52.6)
Washington, D.C. (CBD)	5	3,238	152.00	49.3	74.98	78.49	230.32	54.0	124.28	183.71	(39.7)	(57.3)
Houston	4	1,716	125.89	50.9	64.05	86.95	175.23	61.3	107.38	162.63	(40.4)	(46.5)
Atlanta	4	1,682	155.54	37.7	58.57	75.06	192.55	63.1	121.49	196.11	(51.8)	(61.7)
Philadelphia	2	810	135.04	36.9	49.89	70.10	173.70	62.8	109.04	180.62	(54.2)	(61.2)
Northern Virginia	3	1,252	150.57	29.5	44.45	63.28	206.66	52.7	108.90	180.68	(59.2)	(65.0)
San Antonio/Austin	3	1,960	128.07	31.5	40.35	57.23	196.60	47.7	93.85	157.07	(57.0)	(63.6)
Los Angeles/Orange County	5	2,119	158.07	24.3	38.41	50.27	213.01	67.4	143.52	215.71	(73.2)	(76.7)
San Diego	3	3,288	156.29	17.1	26.69	48.42	244.32	61.2	149.44	291.18	(82.1)	(83.4)
New York	3	4,261	142.98	15.9	22.78	29.16	220.61	56.1	123.75	197.15	(81.6)	(85.2)
Orlando	1	2,004	151.40	13.2	19.95	52.40	215.31	57.1	123.02	288.47	(83.8)	(81.8)
Denver	3	1,340	112.49	17.2	19.34	23.70	161.52	50.1	80.92	125.09	(76.1)	(81.1)
Chicago	4	1,816	115.21	16.2	18.62	22.77	142.48	47.5	67.69	95.61	(72.5)	(76.2)
San Francisco/San Jose	7	4,528	136.44	13.3	18.10	23.78	295.37	59.3	175.08	254.37	(89.7)	(90.7)
New Orleans	1	1,333	107.71	13.3	14.30	27.41	202.36	65.3	132.09	197.80	(89.2)	(86.1)
Seattle	2	1,315	149.63	7.2	10.84	14.53	193.42	54.0	104.51	149.34	(89.6)	(90.3)
Boston	3	2,715	117.71	8.0	9.40	12.14	177.13	53.0	93.85	141.90	(90.0)	(91.4)
Other	6	2,509	135.81	27.2	36.96	47.96	166.44	57.3	95.36	134.38	(61.2)	(64.3)
Domestic	76	45,256	233.01	27.1	63.08	97.61	253.75	59.1	150.09	252.30	(58.0)	(61.3)

International	5	1,499	89.36	13.0	11.62	15.46	133.47	53.3	71.18	104.05	(83.7)	(85.1)
All Locations - Constant US$	81	46,755	230.76	26.6	61.43	94.98	250.26	59.0	147.56	247.53	(58.4)	(61.6)

All Owned Hotels (pro forma) in Nominal US$
	As of March 31, 2021		Quarter ended March 31, 2021				Quarter ended March 31, 2020
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$89.36	13.0%	$11.62	$15.46	$138.21	53.3%	$73.70	$106.43	(84.2)%	(85.5)%
Domestic	76	45,256	233.01	27.1	63.08	97.61	253.75	59.1	150.09	252.30	(58.0)	(61.3)
All Locations	81	46,755	230.76	26.6	61.43	94.98	250.40	59.0	147.64	247.61	(58.4)	(61.6)

The following tables set forth performance information for our hotels by geographic location as of March 31, 2021 and 2019, respectively, to provide a comparison of hotel statistics in the current quarter to pre-pandemic levels:

All Owned Hotels (pro forma) by Location in Constant US$

	As of March 31, 2021		Quarter ended March 31, 2021				Quarter ended March 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$556.36	55.6%	$309.29	$470.45	$408.86	85.9%	$351.13	$522.30	(11.9)%	(9.9)%
Florida Gulf Coast	5	1,842	521.91	52.8	275.67	489.52	439.30	83.1	364.98	729.85	(24.5)	(32.9)
Phoenix	4	1,819	355.31	49.9	177.15	335.19	373.48	82.7	308.80	644.54	(42.6)	(48.0)
Jacksonville	1	446	484.86	35.5	171.97	345.82	367.78	78.6	289.04	690.11	(40.5)	(49.9)
Maui/Oahu	4	1,987	404.89	40.0	162.15	243.26	437.66	89.0	389.36	584.39	(58.4)	(58.4)
Washington, D.C. (CBD)	5	3,238	152.00	49.3	74.98	78.49	247.89	73.3	181.79	257.64	(58.8)	(69.5)
Houston	4	1,716	125.89	50.9	64.05	86.95	182.60	75.8	138.36	201.04	(53.7)	(56.8)
Atlanta	4	1,682	155.54	37.7	58.57	75.06	227.57	76.7	174.60	272.88	(66.5)	(72.5)
Philadelphia	2	810	135.04	36.9	49.89	70.10	190.16	78.1	148.48	242.24	(66.4)	(71.1)
Northern Virginia	3	1,252	150.57	29.5	44.45	63.28	210.16	65.7	138.09	239.65	(67.8)	(73.6)
San Antonio/Austin	3	1,960	128.07	31.5	40.35	57.23	208.03	79.2	164.69	260.10	(75.5)	(78.0)
Los Angeles/Orange County	5	2,119	158.07	24.3	38.41	50.27	219.94	84.5	185.95	279.42	(79.3)	(82.0)
San Diego	3	3,288	156.29	17.1	26.69	48.42	252.91	76.9	194.59	349.55	(86.3)	(86.1)
New York	3	4,261	142.98	15.9	22.78	29.16	236.38	72.0	170.27	267.69	(86.6)	(89.1)
Orlando	1	2,004	151.40	13.2	19.95	52.40	208.20	79.0	164.41	385.22	(87.9)	(86.4)
Denver	3	1,340	112.49	17.2	19.34	23.70	161.82	64.7	104.75	158.27	(81.5)	(85.0)
Chicago	4	1,816	115.21	16.2	18.62	22.77	148.27	60.4	89.50	128.94	(79.2)	(82.3)
San Francisco/San Jose	7	4,528	136.44	13.3	18.10	23.78	305.80	77.3	236.51	330.84	(92.3)	(92.8)
New Orleans	1	1,333	107.71	13.3	14.30	27.41	209.79	81.6	171.18	249.87	(91.6)	(89.0)
Seattle	2	1,315	149.63	7.2	10.84	14.53	194.12	77.4	150.15	203.91	(92.8)	(92.9)
Boston	3	2,715	117.71	8.0	9.40	12.14	190.33	69.4	132.03	196.44	(92.9)	(93.8)
Other	6	2,509	135.81	27.2	36.96	47.96	168.26	73.1	122.94	175.07	(69.9)	(72.6)
Domestic	76	45,256	233.01	27.1	63.08	97.61	257.13	76.2	195.88	318.78	(67.8)	(69.4)

International	5	1,499	89.36	13.0	11.62	15.46	134.63	67.6	91.07	132.89	(87.2)	(88.4)
All Locations - Constant US$	81	46,755	230.76	26.6	61.43	94.98	253.61	75.9	192.51	312.80	(68.1)	(69.6)

				All Owned Hotels (pro forma) in Nominal US$
	As of March 31, 2021		Quarter ended March 31, 2021				Quarter ended March 31, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$89.36	13.0%	$11.62	$15.46	$143.88	67.6%	$97.32	$140.81	(88.1)%	(89.0)%
Domestic	76	45,256	233.01	27.1	63.08	97.61	257.13	76.2	195.88	318.78	(67.8)	(69.4)
All Locations	81	46,755	230.76	26.6	61.43	94.98	253.88	75.9	192.71	313.05	(68.1)	(69.7)

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 81 hotels that we owned as of March 31, 2021. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended March 31, 2021			Quarter ended March 31, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	767	264	89	1,406	949	147
Percentage change in room nights vs. same period in 2019	(56.4)%	(79.2)%	(43.0)%
Room Revenues (in millions)	$205	$41	$13	$358	$238	$30
Percentage change in revenues vs. same period in 2019	(55.3)%	(87.0)%	(62.1)%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a lower cost of debt capital, allowing us to complete opportunistic investments and acquisitions and it positions us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of hotels that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, we were well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. As the magnitude of the financial impact of the COVID-19 pandemic and its duration are uncertain, we believe these actions will provide us with financial flexibility until economic restrictions related to the pandemic are lifted and lodging demand recovers.

Under the current challenging operating environment posed by the COVID-19 pandemic, we have taken steps to preserve liquidity by working with our hotel operators to reduce operating costs at our hotels, closely monitoring our capital expenditures levels, and suspending our quarterly dividend and stock repurchases. We believe that we have sufficient liquidity to withstand the current negative operating cash flow and to fund our capital expenditures programs. We intend to use available cash in the near term predominantly to fund negative operations at certain of our hotels, corporate expenses, capital expenditures and hotel acquisitions. We used $771 million of cash to fund the recent acquisitions of the Hyatt Regency Austin in the first quarter of 2021 and the Four Seasons Resort Orlando at Walt Disney World® Resort subsequent to quarter end. We remain well positioned to execute additional acquisitions to the extent favorable pricing opportunities arise.

We may access equity markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs, including to fund acquisitions or other investment opportunities generated by the COVID-19 pandemic. We intend to enter into a distribution agreement by which Host Inc. may issue and sell, from time to time, shares of common stock having an aggregate offering price of up to $600 million. The shares would be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and OP unitholders and stock and OP unit repurchases. We have no debt maturities until 2023. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. As part of our COVID-19 response, our regular quarterly common cash dividend is currently suspended and we are restricted from repurchasing stock or OP Units under the terms of our credit facility amendments.

Capital Resources. As of March 31, 2021, we had $2,008 million of cash and cash equivalents and $131 million in our FF&E escrow reserve. We have substantially utilized the $1.5 billion revolver under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following the amendments to our credit facility agreement, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022. However, we currently are below the interest coverage ratio required under our senior notes indentures to incur additional debt and, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

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

While we currently have $371 million available under our share repurchase program, additional repurchases are currently restricted under the terms of the credit facility amendments. There were no share repurchases during the first quarter of 2021 and we do not anticipate additional repurchases in 2021.

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

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of shares and distributions to equity holders. We do not anticipate significant cash from operations in 2021, and we are restricted from issuing debt under the covenants of our senior notes indenture. However, we have significant available cash and also have access to stock issuances and property dispositions as alternative sources of cash.

Cash Provided by/Used in Operating Activities. In the first quarter of 2021, net cash used in operating activities was $49 million compared to cash provided of $157 million for the first quarter of 2020. Cash used in operating activities during the first quarter of 2021 primarily was to fund operating shortfalls at certain of our hotels; however, it represented a continuing trend of improvement each quarter since the second quarter of 2020. Cash used in operating activities in the fourth quarter of 2020 was $143 million, with the first quarter 2021 improvement driven by improved operations at our hotels compared to the fourth quarter of 2020.

Cash Used in Investing Activities. Net cash used in investing activities was $275 million during the first quarter of 2021 compared to $103 million for the first quarter of 2020. Cash used in investing activities during the first quarter of 2021 primarily was due to $93 million of capital expenditures compared to $131 million in the first quarter of 2020 and the acquisition of one hotel. Cash provided by investing activities in the first quarter of 2021 and 2020 included proceeds from the repayment of a loan receivable associated with the sale of property in the prior year.

The following table summarizes significant acquisitions that have been completed as of  May 4, 2021:

Transaction Date		Description of Transaction	Investment
Acquisitions
April	2021	Acquisition of Four Seasons Resort Orlando at Walt Disney World® Resort	$(610)
April	2021	Acquisition of Ka'anapali Golf Courses	(28)
March	2021	Acquisition of Hyatt Regency Austin	(161)
		Total acquisitions	$(799)

Cash Provided by/Used in Financing Activities. In the first quarter of 2021, net cash used in financing activities was $11 million compared to cash provided of $1,166 million in the first quarter of 2020. In 2020, cash provided by financing activities in the first quarter included the $1.5 billion draw on the credit facility, while cash used in the first quarter included stock repurchases and dividend payments and distributions, prior to their suspension later in 2020.

Debt

As of March 31, 2021, our total debt was $5.5 billion, with a weighted average interest rate of 3.0% and a weighted average maturity of 4.7 years. Additionally, 55% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

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

On June 26, 2020 and February 9, 2021, we entered into amendments to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent, (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ending on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending June 30, 2022, except that after the reinstatement instead of using the prior four calendar quarters’ results in the calculations, only results for the second quarter of 2022 and thereafter are used during a phase in period. In addition, for the second quarter of 2022, the only financial covenant that shall be required to be satisfied shall be a minimum fixed charge coverage ratio of 1.00:1.00 as of the end of such quarter. For the fiscal quarters ending after the Covenant Relief Period (i.e., after June 30, 2022), the financial covenant requirements set forth in the credit facility before the Amendments shall apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the Covenant Relief Period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the Covenant Relief Period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the Covenant Relief Period and (d) 7.25:1.00 at all times thereafter. The Amendments permit us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending June 30, 2022.

At March 31, 2021, the following table summarizes the results of the financial tests required by the credit facility, for informational purposes only, as the covenants currently are not in effect under the Amendment:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	(10.1	x)	Maximum ratio of 7.25x
Fixed charge coverage ratio	(2.5	x)	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	(1.8	x)	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2021:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	383%		Minimum ratio of 150%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	(2.2	x)	Minimum ratio of 1.5x

We are in compliance with certain of the financial ratios applicable to our senior notes as of March 31, 2021, but we are below the 1.5x requirement for the EBITDA-to-interest coverage ratio as of the end of the first quarter of 2021 and, as a result, while not an event of default, we will not be able to incur additional debt while the ratio remains below this requirement.

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2021, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio is below 7.25x.

Investors should consider the non-controlling interests in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these Host L.P. common OP unitholders share, on a pro rata basis, in cash distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other unaffiliated Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. As part of our response to the COVID-19 pandemic and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly common cash dividend. All future dividends are subject to Board approval. In addition, in connection with the amendments to the credit facility, we agreed to substantial limitations on our ability to pay common cash dividends during the Covenant Relief Period.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

All Owned Hotel Pro Forma Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily are suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of March 31, 2021, but do not include the results of operations for properties sold through the reporting date; and (2) operating results for acquisitions as of March 31, 2021 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Constant US$ and Nominal US$

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. For comparative purposes, we also present the RevPAR results for the prior year assuming the results of our foreign operations were translated using the same exchange rates that were effective for the comparable periods in the current year, thereby eliminating the effect of currency fluctuation for the year-over-year comparisons. We believe this presentation is useful to investors as it provides clarity with respect to the change in RevPAR in the local currency of the hotel consistent with the manner in which we would evaluate our domestic portfolio. However, the estimated effect of changes in foreign currency has been reflected in the results of net income (loss), EBITDA, Adjusted EBITDAre, diluted earnings (loss) per common share and Adjusted FFO per diluted share. Nominal US$ results include the effect of currency fluctuations, consistent with our financial statement presentation.

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

•	All Owned Hotel Pro Forma operating statistics and results, as a measure of performance for Host Inc. and Host L.P.

The following discussion defines these measures and presents why we believe they are useful supplemental measures of our performance.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2020 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

EBITDA, EBITDAre and Adjusted EBITDAre

EBITDA

EBITDA is a commonly used measure of performance in many industries. Management believes EBITDA provides useful information to investors regarding our results of operations because it helps us and our investors evaluate the ongoing operating performance of our properties after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other lodging REITs, hotel owners that are not REITs and other capital-intensive companies. Management uses EBITDA to evaluate property-level results and as one measure in determining the value of acquisitions and dispositions and, like FFO and Adjusted FFO per diluted share, it is widely used by management in the annual budget process and for our compensation programs.

EBITDAre and Adjusted EBITDAre

We present EBITDAre in accordance with NAREIT guidelines, as defined in its September 2017 white paper “Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate,” to provide an additional performance measure to facilitate the evaluation and comparison of our results with other REITs. NAREIT defines EBITDAre as net income (calculated in accordance with GAAP) excluding interest expense, income tax, depreciation and amortization, gains or losses on disposition of depreciated property (including gains or losses on change of control), impairment expense of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, and adjustments to reflect the entity’s pro rata share of EBITDAre of unconsolidated affiliates.

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s understanding of our operating performance. Adjusted EBITDAre also is similar to the measure used to calculate certain credit ratios for our credit facility and senior notes. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

●

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
●

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

●

Severance Expense – In certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include, but are not limited to, (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

In unusual circumstances, we also may adjust EBITDAre for gains or losses that management believes are not representative of the Company’s current operating performance. The last adjustment of this nature was a 2013 exclusion of a gain from an eminent domain claim.

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2021	2020
Net loss	$(153)	$(3)
Interest expense	42	37
Depreciation and amortization	165	164
Income taxes	(46)	(37)
EBITDA	8	161
Loss on dispositions	—	1
Equity investment adjustments:
Equity in earnings of affiliates	(9)	(4)
Pro rata EBITDAre of equity investments(1)	6	6
EBITDAre	5	164
Adjustments to EBITDAre:
Severance expense (reversal) at hotel properties	(2)	—
Adjusted EBITDAre	$3	$164
___________
(1)	Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

FFO Measures

We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period, in accordance with NAREIT guidelines. Effective January 1, 2019, we adopted NAREIT’s definition of FFO included in NAREIT’s Funds From Operations White Paper – 2018 Restatement. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to real estate, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment expense of certain real estate assets and investments and adjustments for consolidated partially-owned entities and unconsolidated affiliates. Adjustments for consolidated partially-owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.

We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of diluted earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:

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

•

Severance Expense – In certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include, but are not limited to, (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.

In unusual circumstances, we also may adjust NAREIT FFO for gains or losses that management believes are not representative of our current operating performance. For example, in 2017, as a result of the reduction of the U.S. federal corporate income tax rate from 35% to 21% by the Tax Cuts and Jobs Act, we remeasured our domestic deferred tax assets as of December 31, 2017 and recorded a one-time adjustment to reduce our deferred tax assets and to increase the provision for income taxes by approximately $11 million. We do not consider this adjustment to be reflective of our on-going operating performance and, therefore, we excluded this item from Adjusted FFO.

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Loss per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2021	2020
Net loss	$(153)	$(3)
Less: Net loss attributable to non-controlling interests	1	—
Net loss attributable to Host Inc.	(152)	(3)
Adjustments:
Loss on dispositions	—	1
Depreciation and amortization	165	164
Equity investment adjustments:
Equity in earnings of affiliates	(9)	(4)
Pro rata FFO of equity investments(1)	4	4
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)
NAREIT FFO	6	160
Adjustments to NAREIT FFO:
Severance expense (reversal) at hotel properties	(2)	—
Adjusted FFO	$4	$160

For calculation on a per share basis:(2)

Diluted weighted average shares outstanding - EPS	705.6	708.1
Assuming issuance of common shares granted under the comprehensive stock plans	0.9	0.4
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	706.5	708.5
Diluted loss per common share	$(.22)	$—
NAREIT FFO per diluted share	$.01	$.23
Adjusted FFO per diluted share	$.01	$.23
___________
(1)	Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(2)

Diluted loss per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level pro forma basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in “All Owned Hotel Pro Forma Operating Statistics and Results” above. We present all owned hotel pro forma EBITDA to help us and our investors evaluate the ongoing operating performance of our hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All owned hotel pro forma results are presented both by location and for our properties in the aggregate. While severance expense is not uncommon at the individual property level in the normal course of business, we eliminate from our hotel level operating results severance costs related to broad-based and significant property-level reconfiguration that is not considered to be within the normal course of business, as we believe this elimination provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2021	2020
Number of hotels	81	80
Number of rooms	46,755	46,590
Change in hotel Total RevPAR -
Constant US$	(61.6)%	—
Nominal US$	(61.6)%	—
Change in hotel RevPAR -
Constant US$	(58.4)%	—
Nominal US$	(58.4)%	—
Operating profit (loss) margin (1)	(41.6)%	(1.0)%
All Owned Hotel Pro Forma EBITDA margin (1)	5.2%	17.1%
Food and beverage profit margin (1)	19.5%	25.8%
All Owned Hotel Pro Forma food and beverage profit margin (1)	19.5%	26.2%

Net loss	$(153)	$(3)
Depreciation and amortization	165	164
Interest expense	42	37
Benefit for income taxes	(46)	(37)
Gain on sale of property and corporate level income/expense	15	17
Severance expense (reversal) at hotel properties	(2)	—
Pro forma adjustments (2)	—	2
All Owned Hotel Pro Forma EBITDA	$21	$180

	Quarter ended March 31, 2021					Quarter ended March 31, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results(2)	GAAP Results	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results(2)
Revenues
Room	$257	$—	$2	$—	$259	$626	$—	$—	$626
Food and beverage	77	—	—	—	77	330	2	—	332
Other	65	—	—	—	65	96	(1)	—	95
Total revenues	399	—	2	—	401	1,052	1	—	1,053
Expenses
Room	65	1	—	—	66	187	—	—	187
Food and beverage	62	—	—	—	62	245	—	—	245
Other	249	1	2	—	252	442	(1)	—	441
Depreciation and amortization	165	—	—	(165)	—	164	—	(164)	—
Corporate and other expenses	24	—	—	(24)	—	25	—	(25)	—
Total expenses	565	2	2	(189)	380	1,063	(1)	(189)	873
Operating Profit - All Owned Hotel Pro Forma EBITDA(3)	$(166)	$(2)	$—	$189	$21	$(11)	$2	$189	$180
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2)

Pro forma adjustments represent the following items: (i) the elimination of results of operations of our sold hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2021. All Owned Hotel Pro Forma results also includes the results of our leased office buildings and other non-hotel revenue and expense items.

(3)

All Owned Hotel Pro Forma EBITDA excludes results for the Four Seasons Resort Orlando at Walt Disney World® Resort, as it was acquired subsequent to quarter end. Additionally, the AC Hotel Scottsdale North is a new development hotel that opened in January 2021. Therefore, there were no operations for the hotel prior to January 2021 and no adjustments made for pro forma results of the hotel for periods prior to its opening.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2021 and December 31, 2020, 55% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first quarter of 2021. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the first quarter of 2021, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($74 million), and we paid $5 million in the aggregate upon settlement. In replacement of the maturing contracts, we entered into three new foreign currency forward purchase contracts, with a total notional amount of CAD 99 million ($79 million), that mature between August 2021 and March 2022. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31, 2021	––	$––	––	$371
February 1, 2021 – February 28, 2021	––	––	––	371
March 1, 2021 – March 31, 2021	––	––	––	371
Total	––	$––	––	$371

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2021 – January 31 2021	379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
February 1, 2021 – February 28, 2021	8,007	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
March 1, 2021 – March 31, 2021	4,952	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	13,338			––	––

*	Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

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

10.12

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on February 10, 2021).

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

May 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.