Form 10-Q
period 2021-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2021-08-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 713,973,483 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

(in millions, except share and per share amounts)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$10,071	$9,416
Right-of-use assets	594	597
Due from managers	55	22
Advances to and investments in affiliates	58	21
Furniture, fixtures and equipment replacement fund	139	139
Other	442	360
Cash and cash equivalents	1,450	2,335
Total assets	$12,809	$12,890

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,067	$3,065
Credit facility, including the term loans of $996 and $997, respectively	2,470	2,471
Other debt	5	5
Total debt	5,542	5,541
Lease liabilities	607	610
Accounts payable and accrued expenses	80	71
Due to managers	50	64
Other	168	170
Total liabilities	6,447	6,456

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	125	108

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 713.9 million shares and 705.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,688	7,568
Accumulated other comprehensive loss	(71)	(74)
Deficit	(1,392)	(1,180)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,232	6,321
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,237	6,326
Total liabilities, non-controlling interests and equity	$12,809	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
REVENUES
Rooms	$423	$61	$680	$687
Food and beverage	137	11	214	341
Other	89	31	154	127
Total revenues	649	103	1,048	1,155
EXPENSES
Rooms	109	43	174	230
Food and beverage	105	39	167	284
Other departmental and support expenses	209	113	369	432
Management fees	21	(2)	32	28
Other property-level expenses	79	70	157	163
Depreciation and amortization	169	168	334	332
Corporate and other expenses	25	25	49	50
Total operating costs and expenses	717	456	1,282	1,519
OPERATING LOSS	(68)	(353)	(234)	(364)
Interest income	—	1	1	7
Interest expense	(43)	(40)	(85)	(77)
Other gains	3	15	2	13
Equity in earnings (losses) of affiliates	25	(25)	34	(21)
LOSS BEFORE INCOME TAXES	(83)	(402)	(282)	(442)
Benefit for income taxes	22	46	68	83
NET LOSS	(61)	(356)	(214)	(359)
Less: Net loss attributable to non-controlling interests	1	4	2	4
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(60)	$(352)	$(212)	$(355)
Basic loss per common share	$(.09)	$(.50)	$(.30)	$(.50)
Diluted loss per common share	$(.09)	$(.50)	$(.30)	$(.50)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
NET LOSS	$(61)	$(356)	$(214)	$(359)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	6	—	4	(19)
Change in fair value of derivative instruments	—	(2)	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6	(2)	3	(18)
COMPREHENSIVE LOSS	(55)	(358)	(211)	(377)
Less: Comprehensive loss attributable to non-controlling interests	1	4	2	4
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(54)	$(354)	$(209)	$(373)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions)

	Year-to-date ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(214)	$(359)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	334	332
Amortization of finance costs, discounts and premiums, net	5	3
Loss on extinguishment of debt	—	1
Stock compensation expense	9	7
Other gains	(2)	(13)
Equity in (earnings) losses of affiliates	(34)	21
Change in due from/to managers	(71)	53
Distributions from investments in affiliates	4	—
Changes in other assets	(64)	(51)
Changes in other liabilities	(7)	(9)
Net cash used in operating activities	(40)	(15)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	11
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(8)	(3)
Acquisitions	(801)	—
Capital expenditures:
Renewals and replacements	(63)	(94)
Return on investment	(117)	(206)
Net cash used in investing activities	(974)	(264)

FINANCING ACTIVITIES
Financing costs	(3)	(5)
Draws on credit facility	—	1,500
Repayment of credit facility	—	(750)
Issuance of common stock	138	—
Common stock repurchase	—	(147)
Dividends on common stock	—	(320)
Distributions and payments to non-controlling interests	—	(3)
Other financing activities	(8)	(7)
Net cash provided by financing activities	127	268
Effects of exchange rate changes on cash held	2	(6)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(885)	(17)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,591	$1,733

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,450	$1,578
Restricted cash (included in other assets)	2	1
Cash included in furniture, fixtures and equipment replacement fund	139	154
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,591	$1,733

 The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2021	2020
Total interest paid	$83	$73
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel-level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable for $9 million. The proceeds received in 2020 from the sale are net of this note receivable. The note receivable was collected in January 2021.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

(in millions)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$10,071	$9,416
Right-of-use assets	594	597
Due from managers	55	22
Advances to and investments in affiliates	58	21
Furniture, fixtures and equipment replacement fund	139	139
Other	442	360
Cash and cash equivalents	1,450	2,335
Total assets	$12,809	$12,890

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,067	$3,065
Credit facility, including the term loans of $996 and $997, respectively	2,470	2,471
Other debt	5	5
Total debt	5,542	5,541
Lease liabilities	607	610
Accounts payable and accrued expenses	80	71
Due to managers	50	64
Other	168	170
Total liabilities	6,447	6,456

Limited partnership interests of third parties	125	108

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,302	6,394
Accumulated other comprehensive loss	(71)	(74)
Total Host Hotels & Resorts, L.P. capital	6,232	6,321
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,237	6,326
Total liabilities, limited partnership interests of third parties and capital	$12,809	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
REVENUES
Rooms	$423	$61	$680	$687
Food and beverage	137	11	214	341
Other	89	31	154	127
Total revenues	649	103	1,048	1,155
EXPENSES
Rooms	109	43	174	230
Food and beverage	105	39	167	284
Other departmental and support expenses	209	113	369	432
Management fees	21	(2)	32	28
Other property-level expenses	79	70	157	163
Depreciation and amortization	169	168	334	332
Corporate and other expenses	25	25	49	50
Total operating costs and expenses	717	456	1,282	1,519
OPERATING LOSS	(68)	(353)	(234)	(364)
Interest income	—	1	1	7
Interest expense	(43)	(40)	(85)	(77)
Other gains	3	15	2	13
Equity in earnings (losses) of affiliates	25	(25)	34	(21)
LOSS BEFORE INCOME TAXES	(83)	(402)	(282)	(442)
Benefit for income taxes	22	46	68	83
NET LOSS	(61)	(356)	(214)	(359)
Less: Net loss attributable to non-controlling interests	—	1	—	1
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(61)	$(355)	$(214)	$(358)
Basic loss per common unit	$(.09)	$(.51)	$(.31)	$(.51)
Diluted loss per common unit	$(.09)	$(.51)	$(.31)	$(.51)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
NET LOSS	$(61)	$(356)	$(214)	$(359)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	6	—	4	(19)
Change in fair value of derivative instruments	—	(2)	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	6	(2)	3	(18)
COMPREHENSIVE LOSS	(55)	(358)	(211)	(377)
Less: Comprehensive loss attributable to non-controlling interests	—	1	—	1
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(55)	$(357)	$(211)	$(376)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2021 and 2020

(unaudited, in millions)

	Year-to-date ended June 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(214)	$(359)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	334	332
Amortization of finance costs, discounts and premiums, net	5	3
Loss on extinguishment of debt	—	1
Stock compensation expense	9	7
Other gains	(2)	(13)
Equity in (earnings) losses of affiliates	(34)	21
Change in due from/to managers	(71)	53
Distributions from investments in affiliates	4	—
Changes in other assets	(64)	(51)
Changes in other liabilities	(7)	(9)
Net cash used in operating activities	(40)	(15)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	6	11
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(8)	(3)
Acquisitions	(801)	—
Capital expenditures:
Renewals and replacements	(63)	(94)
Return on investment	(117)	(206)
Net cash used in investing activities	(974)	(264)

FINANCING ACTIVITIES
Financing costs	(3)	(5)
Draws on credit facility	—	1,500
Repayment of credit facility	—	(750)
Issuance of common OP units	138	—
Repurchase of common OP units	—	(147)
Distributions on common OP units	—	(323)
Other financing activities	(8)	(7)
Net cash provided by financing activities	127	268
Effects of exchange rate changes on cash held	2	(6)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(885)	(17)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,591	$1,733

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2021	June 30, 2020
Cash and cash equivalents	$1,450	$1,578
Restricted cash (included in other assets)	2	1
Cash included in furniture, fixtures and equipment replacement fund	139	154
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,591	$1,733

The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2021	2020
Total interest paid	$83	$73
Income taxes paid	$—	$—

Supplemental schedule of noncash investing and financing activities:

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel-level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

In connection with the sale of a parcel of land adjacent to The Phoenician hotel in 2020, we received as consideration a note receivable for $9 million. The proceeds received in 2020 from the sale are net of this note receivable. The note receivable was collected in January 2021.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2021, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Liquidity and Management’s Plans

The COVID-19 pandemic has had a significant adverse impact on U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While many of the restrictive measures put in place in jurisdictions where we own hotels have been lifted, certain restrictions remain, including limitations on the size of gatherings and/or on the types of business that may continue to operate. As a result, the COVID-19 pandemic continues to negatively impact the U.S. lodging industry generally and our company specifically.

At the start of the pandemic, we suspended operations at 35 hotels. As of June 30, 2021, operations remain suspended at one hotel, which reopened subsequent to quarter end. While the U.S. economic recovery has accelerated during the quarter, the pandemic continues to have a material negative impact on our financial results and cash flows. In 2020, we drew down $1.5 billion on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are continuing to take further measures to preserve our liquidity, including operating expense reductions and the suspension of dividends and common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Consolidated Portfolio

As of June 30, 2021, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2021, and the results of our operations and cash flows for the quarters ended June 30, 2021 and 2020, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 7.2 million Host L.P. common units, which are convertible into 7.4 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Net loss	$(61)	$(356)	$(214)	$(359)
Less: Net loss attributable to non-controlling interests	1	4	2	4
Net loss attributable to Host Inc.	$(60)	$(352)	$(212)	$(355)

Basic weighted average shares outstanding	707.6	705.1	706.6	706.7
Diluted weighted average shares outstanding	707.6	705.1	706.6	706.7

Basic loss per common share	$(.09)	$(.50)	$(.30)	$(.50)
Diluted loss per common share	$(.09)	$(.50)	$(.30)	$(.50)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Net loss	$(61)	$(356)	$(214)	$(359)
Less: Net loss attributable to non-controlling interests	—	1	—	1
Net loss attributable to Host L.P.	$(61)	$(355)	$(214)	$(358)

Basic weighted average units outstanding	699.9	697.7	699.0	699.3
Diluted weighted average units outstanding	699.9	697.7	699.0	699.3

Basic loss per common unit	$(.09)	$(.51)	$(.31)	$(.51)
Diluted loss per common unit	$(.09)	$(.51)	$(.31)	$(.51)

4.	Revenue

Substantially all our operating results represent revenues and expenses generated by hotel-level operations. Payments are due from customers when services are provided to them. Due to the short-term nature of our contracts and the almost concurrent receipt of payment, we have no material unearned revenue at quarter end. We collect sales, use, occupancy and similar taxes from our customers, which we present on a net basis (excluded from revenues) on our statements of operations.

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2021	2020	2021	2020
Florida Gulf Coast	$85	$18	$166	$127
Maui/Oahu	98	1	142	94
Phoenix	63	8	117	91
Miami	56	5	112	65
San Diego	41	5	55	92
Orlando	36	3	45	56
Washington, D.C. (Central Business District)	20	3	43	57
Jacksonville	29	9	43	28
Los Angeles/Orange County	29	7	39	59
San Francisco/San Jose	25	6	36	112
New York	25	16	36	93
Houston	19	4	32	29
Atlanta	18	3	29	33
San Antonio/Austin	18	1	26	18
Northern Virginia	12	1	19	22
Philadelphia	11	1	16	14
Chicago	9	2	13	18
Boston	10	1	13	36
New Orleans	10	—	13	24
Denver	9	2	12	17
Seattle	5	—	7	18
Other	18	5	29	36
Domestic	646	101	1,043	1,139
International	3	2	5	16
Total	$649	$103	$1,048	$1,155

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2021	December 31, 2020
Land and land improvements	$2,179	$2,033
Buildings and leasehold improvements	14,400	13,609
Furniture and equipment	2,523	2,471
Construction in progress	169	166
	19,271	18,279
Less accumulated depreciation and amortization	(9,200)	(8,863)
	$10,071	$9,416

n

6.	Debt

Senior Notes. As of June 30, 2021, we are below the EBITDA-to-interest coverage ratio covenant requirement of our senior notes indenture necessary to incur additional debt, and, therefore, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facility. As of June 30, 2021, we have $12 million of available capacity under the revolver portion of our credit facility. Due to the failure to satisfy the senior notes indenture covenant requirement noted above, we currently are restricted from incurring additional debt.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(212)	—	(212)	(2)
Issuance of common stock for comprehensive stock plans, net	—	2	—	—	—	2	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(20)	—	—	—	(20)	19
Other comprehensive income	—	—	3	—	—	3	—
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2021	$7	$7,547	$(77)	$(1,332)	$5	$6,150	$124
Net loss	—	—	—	(60)	—	(60)	(1)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(3)	—	—	—	(3)	2
Other comprehensive income	—	—	6	—	—	6	—
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(355)	(1)	(356)	(3)
Issuance of common stock for comprehensive stock plans, net	—	1	—	—	—	1	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	57	—	1	—	58	(56)
Other comprehensive loss	—	—	(18)	—	—	(18)	—
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2020	$7	$7,580	$(72)	$(451)	$6	$7,070	$84
Net loss	—	—	—	(352)	(1)	(353)	(3)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Changes in ownership and other	—	—	—	1	—	1	—
Other comprehensive loss	—	—	(2)	—	—	(2)	—
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81

Capital of Host L.P.

As of June 30, 2021, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio (as calculated under the credit facility) is below 7.25x.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(212)	—	—	(212)	(2)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	2	—	—	2	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(20)	—	—	(20)	19
Other comprehensive income	—	—	3	—	3	—
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2021	$1	$6,221	$(77)	$5	$6,150	$124
Net loss	—	(60)	—	—	(60)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(3)	—	—	(3)	2
Other comprehensive income	—	—	6	—	6	—
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties

Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(355)	—	(1)	(356)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	1	—	—	1	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	58	—	—	58	(56)
Other comprehensive loss	—	—	(18)	—	(18)	—
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2020	$1	$7,135	$(72)	$6	$7,070	$84
Net loss	—	(352)	—	(1)	(353)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Changes in ownership and other	—	1	—	—	1	—
Other comprehensive loss	—	—	(2)	—	(2)	—
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81

Share Repurchases

As of June 30, 2021, we have $371 million available for repurchase under our common share repurchase program. In accordance with the restrictions in our amended credit facility, there were no share repurchases during 2021.

Issuance of Common Stock

On May 6, 2021, we entered into a distribution agreement with  J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, pursuant to which we may issue and sell, from time to time, shares having an aggregate offering price of up to $600 million. The sales will be made in “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. During the second quarter, we issued approximately 7.8 million shares under the program at an average price of $17.99 per share, for net proceeds of approximately $138 million. In connection with the common stock issuance by Host Inc., Host L.P. issued 7.6 million common OP units. At June 30, 2021, there was $460 million of remaining capacity under the agreement.

Dividends/Distributions

As part of our response to the COVID-19 pandemic and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly common cash dividends. Additionally, based on the terms of the credit facility amendments, we are restricted from paying a quarterly common cash dividend in excess of $0.01 per share during the covenant relief period, unless a higher amount is required to allow Host Inc. to maintain its REIT status or to avoid the payment of corporate income or excise taxes, until after the covenant waiver period expires. The amendment currently expires following the second quarter of 2022, although we are permitted to terminate the covenant relief period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending June 30, 2022.

8.	Acquisitions

During the quarter, we purchased the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for a total purchase price of $610 million and the Royal Ka’anapali and Ka’anapali Kai golf courses, adjacent to our Hyatt Regency Maui hotel, for $28 million.

Subsequent to quarter end, we purchased the 200-room Baker’s Cay Resort Key Largo, Curio Collection for a total purchase price of $200 million and an unbranded 223-room luxury hotel in Houston with suspended operations, formerly operated as the Hotel Alessandra, for $65 million.

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

The fair value of certain financial liabilities is shown below (in millions):

	June 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,067	$3,300	$3,065	$3,284
Credit facility (Level 2)	2,470	2,483	2,471	2,483

E

10.	Geographic Information

We consider each of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2021. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2021	2020	2021	2020	2021	2020
United States	$646	$101	$1,043	$1,139	$9,988	$9,331
Brazil	1	1	2	5	35	34
Canada	2	1	3	11	48	51
Total	$649	$103	$1,048	$1,155	$10,071	$9,416

11.	Non-controlling Interests

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below details the historical cost and redemption values for the non-controlling interests:

	June 30, 2021	December 31, 2020
Common OP units outstanding (millions)	7.2	7.2
Market price per Host Inc. common share	$17.09	$14.63
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$125	$108
Historical cost (millions)	65	67
Book value (millions) (1)	125	108
___________
(1)	The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both June 30, 2021 and December 31, 2020.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2021 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

Forward-Looking Statements

In this quarterly report on Form 10-Q, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases, including references to assumptions and forecasts of future results. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•

the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; the ability of our hotel managers to operate hotels in a way that facilitate social distancing, implement enhanced cleaning protocols and other COVID-19 pandemic mitigation practices; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, business investment and consumer discretionary spending; the pace of recovery as the COVID-19 pandemic subsides; general economic uncertainty in U.S. markets where we own hotels and the potential for low levels of economic growth in these markets; and the effects on hotel operations of steps that our hotel managers take to reduce operating costs in response to the COVID-19 pandemic;

•

the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about the pace of U.S. economic growth, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, such as natural disasters, weather, changes in the international political climate, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;

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

•

operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs or changes in workplace rules that affect labor costs and risks relating to the response to the COVID-19 pandemic, such as increased costs relating to severance and furloughed hotel employees as a result of measures taken by our hotel managers in response to the COVID-19 pandemic and risks associated with our managers’ ability to successfully increase staffing levels to meet expected increases in lodging demand due to the challenging labor environment;

•	the effect of rating agency downgrades of our debt securities on the cost and availability of new debt financings;
•

the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements, including the waivers we obtained under our credit facility as a result of not meeting the original covenant thresholds that otherwise would have been required and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur as a result of the decline in operations due to the COVID-19 pandemic;

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

Operating Results and Outlook

COVID-19 Response

The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While many of the restrictive measures put in place in jurisdictions where we own hotels have been lifted, certain restrictions remain, including limitations on the size of gatherings and/or on the types of business that may continue to operate. As a result, the pandemic continues to negatively impact the U.S. lodging industry generally and our company specifically. The ongoing effects of the pandemic on our operations and future bookings have had, and will continue to have, a material negative impact on our financial results and cash flows, and such negative impact may continue well after remaining restrictive measures imposed by federal, state, local and other governmental authorities have been lifted.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or the American Rescue Plan Act; however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit (“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act, as discussed below. Benefits received by our operators from the ERC related to their employees working at our hotels ultimately benefit us as we bear the expense for the wages and benefits of all persons working at our hotels. Benefit costs for furloughed employees did not have a significant impact on the second quarter results, as they were eligible to be reimbursed through the American Rescue Plan Act, the reimbursement of which our managers have applied. We expect that these benefit costs will also not have a significant impact on our third quarter results.

In response to the pandemic, we and our managers, as applicable, have accomplished the following:

•	As of August 2, 2021, reopened all of the 35 hotels that had suspended operations at the start of the COVID-19 pandemic;
•

Average monthly occupancy (which includes the results of hotels with suspended operations) has increased during the quarter from 38.6% in April to 48.5% in June, as the increased vaccination rate in the U.S. has continued to lead to improving leisure demand;

•

Working with our hotel managers, we implemented portfolio-wide cost reductions. These initiatives have resulted in a reduction of pro forma hotel operating costs across the portfolio by approximately 46% in the second quarter of 2021, compared to 2019. We expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions. However, we expect hotel operating costs to increase more in line with total revenues over time as hotels continue to transition from their contingency level operational plans to increased staffing levels and controllable spending. The transition to increased staffing levels has lagged revenue increases due to the challenging labor environment across the industry. Additionally, reintroduction of marketing, maintenance and other support costs are expected to increase other departmental and support expenses as the recovery is expected to continue to gain momentum;

•	Suspended contributions to certain of our hotels’ FF&E escrow accounts;
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

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. While vaccination rates have increased during the first half of the year, there remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic, and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2021	2020	Change		2021	2020	Change
Total revenues	$649	$103	530.1%		$1,048	$1,155	(9.3)%
Net loss	(61)	(356)	82.9%		(214)	(359)	40.4%
Operating loss	(68)	(353)	80.7%		(234)	(364)	35.7%
Operating loss margin under GAAP	(10.5)%	(342.7)%	33,220	bps	(22.3)%	(31.5)%	920	bps
EBITDAre (1)	$111	$(190)	N/M		$116	$(26)	N/M
Adjusted EBITDAre (1)	110	(189)	N/M		113	(25)	N/M
Diluted loss per common share	(0.09)	(0.50)	82.0%		(0.30)	(0.50)	40.0%
NAREIT FFO per diluted share (1)	0.12	(0.26)	N/M		0.13	(0.03)	N/M
Adjusted FFO per diluted share (1)	0.12	(0.26)	N/M		0.13	(0.03)	N/M

All Owned Hotel Data (2):
	Quarter ended June 30,				Year-to-date ended June 30,
	2021	2020	Change		2021	2020	Change
All owned hotel revenues (pro forma) (1)	$659	$104	533.7%		$1,088	$1,196	(9.0)%
All owned hotel EBITDA (pro forma) (1)	126	(172)	N/M		151	18	738.9%
All owned hotel EBITDA margin (pro forma) (1)	19.1%	(165.4)%	N/M		13.9%	1.5%	1,240	bps
Change in all owned hotel Total RevPAR - Constant US$	540.7%				(8.8)%
Change in all owned hotel RevPAR - Constant US$	607.0%				(0.3)%
Change in all owned hotel RevPAR - Nominal US$	607.5%				(0.4)%
Change in domestic RevPAR	612.6%				0.7%
Change in international RevPAR - Constant US$	141.2%				(68.1)%
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

(2)

Due to the COVID-19 pandemic and its effects on operations, we are temporarily presenting hotel operating results on an All Owned Hotel pro forma basis. Thus, operating results are presented for all consolidated hotels owned as of June 30, 2021 and do not include the results of operations for hotels sold through the reporting date. Additionally, operating results for acquisitions as of June 30, 2021 are reflected for full calendar years, which include results for periods prior to our ownership.

N/M = Not meaningful.

Operations

While still below pre-pandemic levels, total revenues increased $546 million, or 530.1%, for the second quarter as compared to the second quarter of 2020 due to strong leisure demand at our resort hotels. For the year-to-date, total revenues decreased $107 million, or 9.3%, as positive results in January and February of 2020 offset the improvement in revenues during the second quarter of 2021. All owned hotel RevPAR and Total RevPAR on a constant US$ basis for the quarter increased 607.0% and 540.7%, respectively, due to increases in occupancy and food and beverage revenues. For the year-to-date, all owned hotel RevPAR and Total RevPAR on a constant US$ basis decreased 0.3% and 8.8%, respectively.

During the quarter, all owned hotel Total RevPAR in our Jacksonville, Maui, and Florida Gulf Coast markets totaled $730, $544 and $506, respectively, due to strong leisure demand. Our hotels in New York and San Francisco/San Jose, our two largest markets by room count, experienced all owned hotel Total RevPAR of just $64 and $59, respectively, as operations at these hotels begin to ramp up following the lifting of many of the restrictions previously in place in these markets. All owned hotel Total RevPAR was lowest for our Boston properties, at $39, as operations at the Sheraton Boston remained suspended through the end of the second quarter.

Operating trends continue to be positive in the second quarter of 2021, as vaccine distribution has continued and many jurisdictions have lifted COVID-19 restrictions, with RevPAR increasing from $93.49 in April to $111.25 in June. In particular, properties in Florida, Arizona and Hawaii continue to drive the portfolio, with RevPAR levels that are approaching or exceeding 2019 levels. At the same time, hotel-level operating costs are increasing at lower rates, as hiring did not keep pace with the improvement in operations at these resort destinations. The lag in hiring is due to the challenging labor environment across the industry, coupled with the strong pace of sequential growth in occupancy, which has not provided our managers sufficient time to adjust staffing levels commensurate with the increase in demand. We anticipate that hotel-level operating costs over time will increase at a higher rate, as our hotel managers adjust back to more normalized levels of operations.

Although operations remain below pre-pandemic levels, as a result of continued operational improvements at our hotels since the COVID-19 pandemic began in mid-March 2020, second quarter and year-to-date 2021 results improved when compared to 2020 as follows:

•	net loss decreased $295 million for the quarter and $145 million year-to-date;
•	diluted loss per share for the quarter decreased $0.41 for the quarter and $0.20 year-to-date;
•	Adjusted EBITDAre increased $299 million for the quarter and $138 million year-to-date; and
•	Adjusted FFO per diluted share increased $0.38 for the quarter and $0.16 year-to-date.

Outlook

While the COVID-19 pandemic has severely impacted macroeconomic and industry expectations for 2021, year-over-year growth in real GDP and business investment has seen a strong rebound from 2020, supported by recent stimulus, low interest rates, vaccine distribution, and the lifting of many government-imposed restrictions across the U.S. While forecasts for 2021 remain uncertain, Blue Chip Economic Indicators consensus currently estimates an increase in real GDP of 6.6% for the year, while business investment is anticipated to increase 8.4%. Though analysts believe the unemployment rate peaked in 2020, it is anticipated to remain elevated in 2021, with an expected average of 5.6% for the year. The range of potential outcomes on the economy and the lodging industry specifically remain exceptionally wide, reflecting the unprecedented nature of the pandemic, varying analyst assumptions surrounding new virus variants and the continued impact of vaccine deployments.

While there have been some permanent closures of existing hotel rooms, hotel supply growth is anticipated to remain below the long-term historical average in 2021, as social distancing measures and supply chain challenges have resulted in project delays across the U.S. However, the pandemic has had an outsized impact on our industry demand. As a result, RevPAR recovery to pre-pandemic levels is anticipated to lag that of the broader U.S. economy, despite lower supply growth. Luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen improving trends, especially in sunbelt markets, we anticipate that these factors will persist through the remainder 2021.

As a result of the significant uncertainties related to the impact of new virus variants, the pace of vaccination and broader macroeconomic trends in 2021, we anticipate that the industry outlook will continue to be weighed down by the slow return of corporate and group travel, as businesses are expected to remain cautious. While investor optimism has grown in the first half of 2021, as analysts focus on strong leisure demand, existing corporate policies are likely to continue to constrain nonessential business transient and group travel in the near term. Therefore, the timing and trajectory of the recovery is difficult to forecast due to a wide range of customer responses to vaccines and the virus, seasonal shifts in the mix of business and leisure demand, as well as a condensed booking window for hotel rooms. Therefore, while we currently anticipate sequential RevPAR growth through the remainder of the year, we cannot provide a full year forecast for RevPAR at this time. We believe that the continued recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and the return of corporate and group travel. Accordingly, we believe that the impact of the recovery on specific markets and industries will be uneven.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the extent and timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel.

Strategic Initiatives

Balance Sheet and Financing Transactions. As of June 30, 2021, we had $1.5 billion of cash and cash equivalents. During the second quarter, we issued approximately 7.8 million shares of Host Inc. common stock under our “at-the-market” offering program at an average price of $17.99 per share, for net proceeds of approximately $138 million.

Acquisitions. During the second quarter, we purchased the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for a total purchase price of $610 million and the Royal Ka’anapali and Ka’anapali Kai golf courses, adjacent to our Hyatt Regency Maui hotel, for $28 million.

Subsequent to quarter end, we purchased the 200-room Baker’s Cay Resort Key Largo, Curio Collection for a total purchase price of $200 million and a 223-room luxury downtown hotel in Houston, formerly operated as the Hotel Alessandra, for $65 million. We have engaged HEI to manage the luxury downtown Houston hotel and expect to re-open the property later this year under a new name and brand.

Capital Projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption.

During the first half of 2021, we spent approximately $117 million on ROI capital projects and $63 million on renewal and replacement projects. For full year 2021, we expect total capital expenditures of $400 million to $475 million. This total amount consists of ROI projects of approximately $275 million to $325 million and renewal and replacement expenditures of $125 million to $150 million. ROI projects include approximately $110 million to $140 million for the Marriott transformational capital program discussed below.

During the second quarter, we completed the development of a new waterpark at The Ritz-Carlton Golf Resort, Naples and 19 two-bedroom luxury villas at the Andaz Maui at Wailea Resort. The 19 two-bedroom luxury villas achieved occupancy of 73% in June 2021, its first full month of operations, at an average rate of $1,626.

We have made substantial progress on the Marriott transformational capital program, which began in 2018 and is expected to be substantially complete by 2022, and includes 16 of our hotels. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $83 million, before reductions for incentive management fees, to offset expected business disruption. Approximately 75% of the total estimated costs of the program have been spent as of June 30, 2021, and we expect to complete approximately 85% of the program by the end of the year. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019 and projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020. In 2021, we completed the project at The Ritz-Carlton Amelia Island and we expect to substantially complete projects at three additional hotels: New York Marriott Marquis, Houston Medical Center Marriott and Orlando World Center Marriott.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2021	2020	Change	2021	2020	Change
Total revenues	$649	$103	530.1%	$1,048	$1,155	(9.3)%
Operating costs and expenses:
Property-level costs (1)	692	431	60.6	1,233	1,469	(16.1)
Corporate and other expenses	25	25	—	49	50	(2.0)
Operating loss	(68)	(353)	80.7	(234)	(364)	35.7
Interest expense	43	40	7.5	85	77	10.4
Other gains	3	15	(80.0)	2	13	(84.6)
Benefit for income taxes	22	46	(52.2)	68	83	(18.1)

Host Inc.:
Net loss attributable to non-controlling interests	(1)	(4)	75.0	(2)	(4)	50.0
Net loss attributable to Host Inc.	(60)	(352)	83.0	(212)	(355)	40.3

Host L.P.:
Net loss attributable to non-controlling interests	—	(1)	N/M	—	(1)	N/M
Net loss attributable to Host L.P.	(61)	(355)	82.8	(214)	(358)	40.2
___________
(1)	Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

The COVID-19 pandemic began to significantly impact hotel operations beginning in mid-March of 2020. However, RevPAR has increased sequentially each month during 2021, from $43.57 in January to $111.25 in June. There can be no assurances that the month-over-month increases in RevPAR will continue.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Rooms	$423	$61	593.4%	$680	$687	(1.0)%
Food and beverage	137	11	1,145.5	214	341	(37.2)
Other	89	31	187.1	154	127	21.3
Total revenues	$649	$103	530.1	$1,048	$1,155	(9.3)

While still below pre-pandemic levels, operations have improved in the second quarter of 2021 compared to 2020. Year-to-date 2021 operations are still below the same period in 2020, as January and February of 2020 had positive operations, and declines began in the middle of March of 2020. This has impacted operations as follows:

Rooms. Total rooms revenues increased $362 million for the quarter, and decreased $7 million, or 1.0%, year-to-date.

Food and beverage. Total food and beverage (“F&B”) revenues increased $126 million for the quarter, and decreased $127 million, or 37.2%, year-to-date. F&B revenue growth has been driven by ancillary spend at our outlets.

Other revenues. Total other revenues increased $58 million for the quarter and increased $27 million, or 21.3%, year-to-date, as strong ancillary revenues offset a decrease in attrition and cancellation fees.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2021	2020	Change	2021	2020	Change
Expenses:
Rooms	$109	$43	153.5%	$174	$230	(24.3)%
Food and beverage	105	39	169.2	167	284	(41.2)
Other departmental and support expenses	209	113	85.0	369	432	(14.6)
Management fees	21	(2)	N/M	32	28	14.3
Other property-level expenses	79	70	12.9	157	163	(3.7)
Depreciation and amortization	169	168	0.6	334	332	0.6
Total property-level operating expenses	$692	$431	60.6	$1,233	$1,469	(16.1)

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 54% of these expenses. Due to a significant decline in operations and implementation of portfolio-wide cost reductions in response to the COVID-19 pandemic, including significant reductions to wages and benefits, portfolio-wide hotel operating costs in the second quarter and year-to-date 2021, excluding severance, were nearly 46% and 52% lower, respectively, compared to the same periods in 2019. In addition, included in these amounts for the quarter and year-to-date 2021 is a reduction of approximately $3 million and $10 million, respectively, related to the ERC recorded by our managers, the benefit of which was passed on to us.

Additionally, the ramp up in staffing at several properties during 2021 continues to lag the increase in demand due to the challenging labor market across the industry, which could result in upward pressure on wages and benefits going forward. However, the expiration of supplemental unemployment benefits may temper possible increases. As a result of the lag in hiring, portfolio-wide operating expenses were only 32% higher compared to the first quarter of 2021, despite an approximately 54% increase in total revenues quarter over quarter. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The change in expenses for the second quarter compared to 2020 for rooms, food and beverage, other departmental and support, and management fees predominantly are due to the beginning recovery from the impact of the COVID-19 pandemic. While our operators were able to maintain a reduced level of expenses compared to pre-pandemic levels, an increase in occupancy and hotel operations led to increases in expenses for the second quarter of 2021 compared to 2020. For the year-to-date period, pre-pandemic results in January and February of 2020, with higher occupancy, led to a decrease in expenses for 2021 compared to 2020. As a result, expenses changed as follows:

Rooms. Rooms expenses increased $66 million for the quarter, and declined $56 million, or 24.3%, year-to-date.

Food and beverage. F&B expenses increased $66 million for the quarter and decreased $117 million, or 41.2%, year-to-date.

Other departmental and support expenses. Other departmental and support expenses increased $96 million, or 85.0%, for the quarter and decreased $63 million, or 14.6%, year-to-date.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $16 million for the quarter, and decreased $3 million, or 9.7%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $7 million for both the quarter and year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $9 million, or 12.9%, for the quarter and decreased $6 million, or 3.7%, year-to-date. Other property-level expenses also were partially offset by operating profit guarantees received from Marriott under the transformational capital program.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
General and administrative costs	$20	$21	$40	$43
Non-cash stock-based compensation expense	5	4	9	7
Total	$25	$25	$49	$50

Interest expense. Interest expense increased for the quarter and year-to-date primarily due to the higher outstanding balance on the revolver portion of the credit facility. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Cash interest expense(1)	$40	$38	$80	$73
Non-cash interest expense	3	1	5	3
Cash debt extinguishment costs(1)	—	1	—	1
Total interest expense	$43	$40	$85	$77
___________

(1)

Including the change in accrued interest, total cash interest paid was $48 million and $46 million for the quarters ended June 30, 2021 and 2020, respectively, and $83 million and $73 million for the year-to-date 2021 and 2020, respectively.

Other gains. Other gains decreased $12 million, or 80.0%, for the quarter and $11 million, or 84.6%, year-to-date, primarily due to the sale of a parcel of land adjacent to The Phoenician hotel in the second quarter of 2020, which resulted in a gain of approximately $12 million.

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased $50 million for the second quarter and $55 million year-to-date, primarily due to unrealized gains on our investment in Fifth Wall Ventures, L.P. in 2021, while 2020 included an impairment of inventory at our Maui timeshare of $14 million.

Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the quarter and year-to-date, we recorded an income tax benefit of $22 and $68 million, respectively, due primarily to the domestic net operating loss incurred by our TRS. Any domestic net operating loss incurred by our TRS in 2021 may be carried forward indefinitely, its use in future years being subject to a limit of 80% of annual taxable income. Our TRS is expected to generate additional net operating losses in 2021.

Hotel RevPAR Overview

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily suspended our comparable hotel presentation to instead present pro forma hotel operating results for all hotels. See “All Owned Hotel Pro Forma Hotel Operating Statistics and Results” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended June 30, 2021 compared to 2020 and compared to 2019, respectively, to provide a comparison of hotel statistics in the current period to last year as well as pre-pandemic levels:

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2021		Quarter ended June 30, 2021				Quarter ended June 30, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$496.88	61.3%	$304.64	$469.79	$276.13	8.3%	$22.86	$39.35	1,232.6%	1,093.9%
Jacksonville	1	446	559.42	68.9	385.55	730.42	469.00	28.1	131.95	219.50	192.2	232.8
Florida Gulf Coast	5	1,842	404.15	66.5	268.58	506.14	278.24	17.7	49.11	102.21	446.9	395.2
Maui/Oahu	4	2,006	457.70	78.5	359.35	543.98	75.47	3.7	2.77	8.23	12,890.4	6,510.8
Phoenix	4	1,822	311.33	61.6	191.85	382.50	185.02	6.8	12.58	53.48	1,425.5	615.2
Orlando	2	2,448	427.88	27.0	115.67	204.69	N/M	0.0	N/M	19.13	N/M	970.1
Houston	4	1,716	141.99	61.3	87.08	117.76	112.05	13.9	15.63	20.43	457.1	476.3
Los Angeles/Orange County	5	2,119	171.25	63.5	108.66	147.12	206.66	8.1	16.84	23.12	545.4	536.3
Philadelphia	2	810	160.86	59.6	95.82	147.30	120.32	10.6	12.75	15.74	651.3	835.7
Atlanta	4	1,682	172.58	49.5	85.50	115.83	138.09	9.6	13.23	18.55	546.4	524.5
Washington, D.C. (CBD)	5	3,238	152.55	40.4	61.69	68.15	221.94	4.6	10.14	10.76	508.2	533.1
San Diego	3	3,288	194.88	46.0	89.63	134.93	181.47	2.5	4.57	17.07	1,859.2	690.6
Northern Virginia	3	1,252	157.97	42.4	67.01	101.80	129.21	7.9	10.20	15.45	557.1	558.8
San Antonio/Austin	3	1,960	162.93	43.6	70.96	101.33	135.64	6.3	8.49	12.80	736.1	691.9
New York	3	4,261	172.42	32.6	56.16	63.98	134.19	30.2	40.47	43.18	38.8	48.2
Denver	3	1,340	133.42	43.3	57.76	74.07	112.47	7.9	8.87	10.96	551.3	575.6
New Orleans	1	1,333	125.59	44.8	56.27	77.37	N/M	0.0	0.29	1.94	19,219.2	3,881.3
Chicago	4	1,816	149.79	33.2	49.78	59.22	110.04	9.8	10.82	13.03	360.1	354.4
San Francisco/San Jose	7	4,529	145.03	30.8	44.69	59.49	175.74	4.2	7.43	14.51	501.2	309.9
Seattle	2	1,315	166.90	22.2	37.13	45.54	196.68	1.1	2.26	5.68	1,545.2	702.3
Boston	3	2,715	145.54	20.4	29.70	38.73	N/M	0.2	0.28	2.05	10,627.5	1,791.4
Other	6	2,509	145.72	40.7	59.29	78.10	109.28	13.5	14.77	18.40	301.3	324.5
Domestic	77	45,723	234.48	43.8	102.71	157.19	165.12	8.7	14.41	24.20	612.6	549.6

International	5	1,499	66.34	19.2	12.75	19.99	62.96	8.4	5.29	13.43	141.2	48.9
All Locations - Constant US$	82	47,222	232.10	43.0	99.86	152.84	161.98	8.7	14.12	23.86	607.0	540.7

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2021		Quarter ended June 30, 2021				Quarter ended June 30, 2020
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$66.34	19.2%	$12.75	$19.99	$59.79	8.4%	$5.02	$12.44	154.0%	60.7%
Domestic	77	45,723	234.48	43.8	102.71	157.19	165.12	8.7	14.41	24.20	612.6	549.6
All Locations	82	47,222	232.10	43.0	99.86	152.84	161.89	8.7	14.11	23.83	607.5	541.5

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2021		Quarter ended June 30, 2021				Quarter ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$496.88	61.3%	$304.64	$469.79	$299.54	80.6%	$241.56	$390.25	26.1%	20.4%
Jacksonville	1	446	559.42	68.9	385.55	730.42	414.11	84.1	348.40	753.61	10.7	(3.1)
Florida Gulf Coast	5	1,842	404.15	66.5	268.58	506.14	313.53	73.9	231.56	496.76	16.0	1.9
Maui/Oahu	4	2,006	457.70	78.5	359.35	543.98	384.31	92.3	354.62	577.55	1.3	(5.8)
Phoenix	4	1,822	311.33	61.6	191.85	382.50	277.88	74.6	207.40	488.38	(7.5)	(21.7)
Orlando	2	2,448	427.88	27.0	115.67	204.69	280.14	72.2	202.14	411.47	(42.8)	(50.3)
Houston	4	1,716	141.99	61.3	87.08	117.76	181.69	74.6	135.49	193.31	(35.7)	(39.1)
Los Angeles/Orange County	5	2,119	171.25	63.5	108.66	147.12	220.32	87.0	191.79	286.02	(43.3)	(48.6)
Philadelphia	2	810	160.86	59.6	95.82	147.30	247.35	89.7	221.94	366.74	(56.8)	(59.8)
Atlanta	4	1,682	172.58	49.5	85.50	115.83	188.81	76.7	144.87	232.21	(41.0)	(50.1)
Washington, D.C. (CBD)	5	3,238	152.55	40.4	61.69	68.15	278.76	91.5	255.04	367.23	(75.8)	(81.4)
San Diego	3	3,288	194.88	46.0	89.63	134.93	257.34	83.0	213.66	394.65	(58.1)	(65.8)
Northern Virginia	3	1,252	157.97	42.4	67.01	101.80	214.09	77.9	166.82	280.83	(59.8)	(63.8)
San Antonio/Austin	3	1,960	162.93	43.6	70.96	101.33	196.21	78.9	154.89	235.22	(54.2)	(56.9)
New York	3	4,261	172.42	32.6	56.16	63.98	292.59	84.9	248.42	378.93	(77.4)	(83.1)
Denver	3	1,340	133.42	43.3	57.76	74.07	176.07	79.4	139.88	210.69	(58.7)	(64.8)
New Orleans	1	1,333	125.59	44.8	56.27	77.37	196.98	81.0	159.65	233.90	(64.8)	(66.9)
Chicago	4	1,816	149.79	33.2	49.78	59.22	237.05	82.5	195.46	278.10	(74.5)	(78.7)
San Francisco/San Jose	7	4,529	145.03	30.8	44.69	59.49	267.87	82.7	221.55	313.95	(79.8)	(81.1)
Seattle	2	1,315	166.90	22.2	37.13	45.54	234.35	85.1	199.47	271.52	(81.4)	(83.2)
Boston	3	2,715	145.54	20.4	29.70	38.73	272.01	87.8	238.87	324.76	(87.6)	(88.1)
Other	6	2,509	145.72	40.7	59.29	78.10	175.50	83.0	145.69	207.76	(59.3)	(62.4)
Domestic	77	45,723	234.48	43.8	102.71	157.19	256.49	82.5	211.49	341.16	(51.4)	(53.9)

International	5	1,499	66.34	19.2	12.75	19.99	143.72	69.7	100.16	154.14	(87.3)	(87.0)
All Locations - Constant US$	82	47,222	232.10	43.0	99.86	152.84	253.44	82.0	207.94	335.20	(52.0)	(54.4)

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2021		Quarter ended June 30, 2021				Quarter ended June 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$66.34	19.2%	$12.75	$19.99	$158.97	69.7%	$110.79	$169.04	(88.5)%	(88.2)%
Domestic	77	45,723	234.48	43.8	102.71	157.19	256.49	82.5	211.49	341.16	(51.4)	(53.9)
All Locations	82	47,222	232.10	43.0	99.86	152.84	253.85	82.0	208.28	335.67	(52.1)	(54.5)

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2021		Year-to-date ended June 30, 2021				Year-to-date ended June 30, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$525.00	58.5%	$306.95	$470.12	$425.83	39.6%	$168.56	$268.97	82.1%	74.8%
Jacksonville	1	446	534.27	52.3	279.35	539.18	398.29	42.6	169.62	342.83	64.7	57.3
Florida Gulf Coast	5	1,842	455.98	59.7	272.11	497.88	400.35	44.2	177.03	375.72	53.7	32.5
Maui/Oahu	4	2,006	440.07	59.4	261.61	401.86	451.32	39.1	176.41	268.10	48.3	49.9
Phoenix	4	1,822	330.65	55.8	184.62	359.23	352.56	37.0	130.34	303.21	41.6	18.5
Orlando	2	2,448	454.91	22.2	101.17	180.02	337.30	28.8	97.01	208.69	4.3	(13.7)
Houston	4	1,716	134.73	56.1	75.63	102.44	163.52	37.6	61.51	91.53	23.0	11.9
Los Angeles/Orange County	5	2,119	167.63	44.0	73.73	98.96	212.33	37.8	80.18	119.42	(8.0)	(17.1)
Philadelphia	2	810	151.04	48.3	72.98	108.91	165.99	36.7	60.90	98.18	19.8	10.9
Atlanta	4	1,682	165.27	43.6	72.11	95.56	185.37	36.3	67.36	107.33	7.1	(11.0)
Washington, D.C. (CBD)	5	3,238	152.25	44.9	68.30	73.29	229.66	29.3	67.21	97.24	1.6	(24.6)
San Diego	3	3,288	184.52	31.6	58.33	91.91	241.83	31.8	77.01	154.12	(24.3)	(40.4)
Northern Virginia	3	1,252	154.95	36.0	55.79	82.65	196.57	30.3	59.55	98.07	(6.3)	(15.7)
San Antonio/Austin	3	1,960	148.39	37.6	55.74	79.40	189.54	27.0	51.17	84.93	8.9	(6.5)
New York	3	4,261	162.82	24.3	39.56	46.67	190.39	43.1	82.11	120.16	(51.8)	(61.2)
Denver	3	1,340	127.52	30.3	38.66	49.03	154.85	29.0	44.89	68.03	(13.9)	(27.9)
New Orleans	1	1,333	121.54	29.1	35.40	52.52	202.76	32.6	66.19	99.87	(46.5)	(47.4)
Chicago	4	1,816	138.56	24.7	34.28	41.10	136.92	28.7	39.26	54.32	(12.7)	(24.3)
San Francisco/San Jose	7	4,529	142.47	22.1	31.47	41.73	287.40	31.8	91.26	134.44	(65.5)	(69.0)
Seattle	2	1,315	162.69	14.8	24.06	30.12	193.49	27.6	53.38	77.51	(54.9)	(61.1)
Boston	3	2,715	137.77	14.2	19.61	25.51	176.94	26.6	47.06	71.97	(58.3)	(64.6)
Other	6	2,509	141.77	34.0	48.19	63.11	155.53	35.4	55.07	76.39	(12.5)	(17.4)
Domestic	77	45,723	238.03	35.5	84.58	130.40	247.59	33.9	84.03	141.69	0.7	(8.0)

International	5	1,499	75.57	16.1	12.19	17.74	123.88	30.9	38.23	58.74	(68.1)	(69.8)
All Locations - Constant US$	82	47,222	235.65	34.9	82.28	126.83	244.00	33.8	82.57	139.05	(0.3)	(8.8)

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2021		Year-to-date ended June 30, 2021				Year-to-date ended June 30, 2020
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$75.57	16.1%	$12.19	$17.74	$127.54	30.9%	$39.36	$59.43	(69.0)%	(70.2)%
Domestic	77	45,723	238.03	35.5	84.58	130.40	247.59	33.9	84.03	141.69	0.7	(8.0)
All Locations	82	47,222	235.65	34.9	82.28	126.83	244.10	33.8	82.61	139.07	(0.4)	(8.8)

All Owned Hotels (pro forma) by Location in Constant US$

	As of June 30, 2021		Year-to-date ended June 30, 2021				Year-to-date ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	3	1,276	$525.00	58.5%	$306.95	$470.12	$355.53	83.2%	$295.96	$455.82	3.7%	3.1%
Jacksonville	1	446	534.27	52.3	279.35	539.18	391.86	81.4	318.88	722.04	(12.4)	(25.3)
Florida Gulf Coast	5	1,842	455.98	59.7	272.11	497.88	379.76	78.4	297.90	612.66	(8.7)	(18.7)
Maui/Oahu	4	2,006	440.07	59.4	261.61	401.86	410.35	90.6	371.89	589.24	(29.7)	(31.8)
Phoenix	4	1,822	330.65	55.8	184.62	359.23	327.86	78.6	257.82	566.03	(28.4)	(36.5)
Orlando	2	2,448	454.91	22.2	101.17	180.02	299.99	75.6	226.78	461.20	(55.4)	(61.0)
Houston	4	1,716	134.73	56.1	75.63	102.44	182.15	75.2	136.92	197.16	(44.8)	(48.0)
Los Angeles/Orange County	5	2,119	167.63	44.0	73.73	98.96	220.13	85.8	188.88	282.74	(61.0)	(65.0)
Philadelphia	2	810	151.04	48.3	72.98	108.91	220.90	83.9	185.41	304.83	(60.6)	(64.3)
Atlanta	4	1,682	165.27	43.6	72.11	95.56	208.09	76.7	159.65	252.43	(54.8)	(62.1)
Washington, D.C. (CBD)	5	3,238	152.25	44.9	68.30	73.29	265.11	82.5	218.62	312.73	(68.8)	(76.6)
San Diego	3	3,288	184.52	31.6	58.33	91.91	255.23	80.0	204.18	372.23	(71.4)	(75.3)
Northern Virginia	3	1,252	154.95	36.0	55.79	82.65	212.31	71.8	152.53	260.36	(63.4)	(68.3)
San Antonio/Austin	3	1,960	148.39	37.6	55.74	79.40	202.10	79.1	159.76	247.59	(65.1)	(67.9)
New York	3	4,261	162.82	24.3	39.56	46.67	266.94	78.5	209.56	323.62	(81.1)	(85.6)
Denver	3	1,340	127.52	30.3	38.66	49.03	169.71	72.1	122.41	184.62	(68.4)	(73.4)
New Orleans	1	1,333	121.54	29.1	35.40	52.52	203.37	81.3	165.38	241.84	(78.6)	(78.3)
Chicago	4	1,816	138.56	24.7	34.28	41.10	199.76	71.5	142.77	203.93	(76.0)	(79.8)
San Francisco/San Jose	7	4,529	142.47	22.1	31.47	41.73	286.10	80.0	228.99	322.35	(86.3)	(87.1)
Seattle	2	1,315	162.69	14.8	24.06	30.12	215.31	81.3	174.95	237.90	(86.2)	(87.3)
Boston	3	2,715	137.77	14.2	19.61	25.51	236.19	78.6	185.74	260.95	(89.4)	(90.2)
Other	6	2,509	141.77	34.0	48.19	63.11	172.13	78.1	134.38	191.51	(64.1)	(67.0)
Domestic	77	45,723	238.03	35.5	84.58	130.40	259.49	79.4	205.91	334.09	(58.9)	(61.0)

International	5	1,499	75.57	16.1	12.19	17.74	139.27	68.7	95.64	143.57	(87.3)	(87.6)
All Locations - Constant US$	82	47,222	235.65	34.9	82.28	126.83	256.16	79.0	202.39	328.02	(59.3)	(61.3)

All Owned Hotels (pro forma) in Nominal US$
	As of June 30, 2021		Year-to-date ended June 30, 2021				Year-to-date ended June 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$75.57	16.1%	$12.19	$17.74	$151.58	68.7%	$104.09	$155.00	(88.3)%	(88.6)%
Domestic	77	45,723	238.03	35.5	84.58	130.40	259.49	79.4	205.91	334.09	(58.9)	(61.0)
All Locations	82	47,222	235.65	34.9	82.28	126.83	256.50	79.0	202.66	328.38	(59.4)	(61.4)

_______

N/M = Not Meaningful

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 82 hotels that we owned as of June 30, 2021. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended June 30, 2021			Quarter ended June 30, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,397	344	109	196	134	43
Percentage change in room nights vs. same period in 2019	(30.0)%	(74.5)%	(34.3)%
Room revenues (in millions)	$357	$59	$14	$36	$18	$6
Percentage change in revenues vs. same period in 2019	(33.0)%	(81.9)%	(58.5)%

	Year-to-date ended June 30, 2021			Year-to-date ended June 30, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	2,176	611	198	1,613	1,096	190
Percentage change in room nights vs. same period in 2019	(42.3)%	(76.8)%	(38.5)%
Room revenues (in millions)	$575	$101	$27	$409	$262	$37
Percentage change in revenues vs. same period in 2019	(43.0)%	(84.4)%	(60.6)%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a lower cost of debt capital, allowing us to complete opportunistic investments and acquisitions and it positions us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of hotels that are encumbered by mortgage debt. Currently, none of our consolidated hotels are encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, we were well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. As the financial impact of the COVID-19 pandemic and its duration remain uncertain, we believe these actions will provide us with financial flexibility until the pandemic subsides and lodging demand recovers.

Under the current challenging operating environment posed by the COVID-19 pandemic, we have taken steps to preserve liquidity by working with our hotel operators to reduce operating costs at our hotels, closely monitoring our capital expenditures levels, and suspending our quarterly dividend and stock repurchases. Along with improving operating cash flows during the second quarter, we believe that we have sufficient liquidity to fund negative operations at certain of our hotels, corporate expenses, capital expenditures and hotel acquisitions. We used $1.1 billion of cash to fund the recent acquisitions of the Hyatt Regency Austin, the Four Seasons Resort Orlando at Walt Disney World® Resort and the Ka’anapali Golf Courses in the first half of 2021, and Baker’s Cay Resort Key Largo and the former Hotel Alessandra subsequent to quarter end. Additionally, we accessed our “at-the-market” equity program, discussed below, to issue approximately 7.8 million shares of our common stock during the second quarter for net proceeds of approximately $138 million. We remain well positioned to execute additional acquisitions to the extent opportunities arise.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. We have no debt maturities until 2023. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. As part of our COVID-19 pandemic response, our regular quarterly common cash dividend is currently suspended and we are restricted from repurchasing stock or OP Units under the terms of our credit facility amendments.

Capital Resources. As of June 30, 2021, we had $1,450 million of cash and cash equivalents and $139 million in our FF&E escrow reserves. We have substantially utilized the $1.5 billion revolver under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following the amendments to our credit facility agreement, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of

2022. However, we currently are below the interest coverage ratio required under our senior notes indentures to incur additional debt and, while not an event of default, we will be unable to incur additional debt while we remain below the required covenant level.

On May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, through which Host Inc. may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities generated by the COVID-19 pandemic. As of June 30, 2021, there was $460 million of remaining capacity under the agreement.

While we currently have $371 million available under our share repurchase program, additional share repurchases are currently restricted under the terms of the credit facility amendments. There were no share repurchases during the first or second quarter of 2021 and we do not anticipate additional share repurchases in 2021.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2021, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes with cash through open market purchases, privately negotiated transactions, a tender offer, or through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile, and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements under our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded by proceeds from sales of hotels, equity offerings of Host Inc., issuances of OP units by Host L.P., or available cash. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our hotels. We may acquire additional hotels or dispose of hotels through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or distributions of hotels to our stockholders.

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

Cash Used in Operating Activities. In the first half of 2021, net cash used in operating activities was $40 million compared to $15 million for the first half of 2020. Cash used in operating activities during the first half of 2021 primarily was to fund operating shortfalls at certain of our hotels; however, it reflects a continuing trend of improvement each quarter since the second quarter of 2020. Second quarter of 2021 had positive cash from operating activities, driven by improved operations at our hotels compared to the first quarter of 2021.

Cash Used in Investing Activities. Net cash used in investing activities was $974 million during the first half of 2021 compared to $264 million for the first half of 2020. Cash used in investing activities during the first half of 2021 primarily was due to $180 million of capital expenditures and the acquisition of two hotels and two golf courses. Cash used in investing activities for the first half of 2020 primarily was due to $300 million of capital expenditures in the first half of 2020.

The following table summarizes significant acquisitions that have been completed as of August 2, 2021:

Transaction Date		Description of Transaction	Investment
Acquisitions
July	2021	Acquisition of a luxury hotel in downtown Houston formerly known as Hotel Alessandra	$(65)
July	2021	Acquisition of Baker's Cay Resort Key Largo, Curio Collection by Hilton	(200)
April	2021	Acquisition of Four Seasons Resort Orlando at Walt Disney World® Resort(1)	(610)
April	2021	Acquisition of Ka'anapali Golf Courses	(28)
March	2021	Acquisition of Hyatt Regency Austin	(161)
		Total acquisitions	$(1,064)
___________
(1)	Investment amount represents total consideration, including the assumption of a $24 million hotel-level liability.

Cash Provided by Financing Activities. In the first half of 2021, net cash provided by financing activities was $127 million compared to $268 million in the first half of 2020. Cash provided by financing activities in the first half of 2021 included net proceeds of $138 million from common stock issuances while the first half of 2020 consisted of a net $750 million draw on the credit facility. Cash used in the first half of 2020 included stock repurchases and dividend payments and distributions, prior to their suspension later in 2020.

Debt

As of June 30, 2021, our total debt was $5.5 billion, with a weighted average interest rate of 3.0% and a weighted average maturity of 4.5 years. Additionally, 55% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

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

On June 26, 2020 and February 9, 2021, we entered into amendments to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent, (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ending on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending June 30, 2022, except that after the reinstatement instead of using the prior four calendar quarters’ results in the calculations, only results for the second quarter of 2022 and thereafter are used during a phase in period. In addition, for the second quarter of 2022, the only financial covenant that is required to be satisfied is a minimum fixed charge coverage ratio of 1.00:1.00 as of the end of such quarter. For the fiscal quarters ending after the Covenant Relief Period (i.e., after June 30, 2022), the financial covenant requirements set forth in the credit facility before the Amendments apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the Covenant Relief Period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the Covenant Relief Period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the Covenant Relief Period and (d) 7.25:1.00 at all times thereafter. The Amendments permit us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending June 30, 2022.

At June 30, 2021, the following table summarizes the results of the financial tests required by the credit facility, for informational purposes only, as the covenants currently are not in effect under the Amendment:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	(49.8	x)	Maximum ratio of 7.25x
Fixed charge coverage ratio	(1.0	x)	Minimum ratio of 1.25x
Unsecured interest coverage ratio (1)	(0.1	x)	Minimum ratio of 1.75x
___________

(1)	If, at any time, our leverage ratio exceeds 7.0x, our minimum unsecured interest coverage ratio will be reduced to 1.5x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2021:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	387%		Minimum ratio of 150%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	(0.5	x)	Minimum ratio of 1.5x

We are in compliance with certain of the financial ratios applicable to our senior notes as of June 30, 2021, but we are below the 1.5x requirement for the EBITDA-to-interest coverage ratio as of the end of the second quarter of 2021 and, as a result, while not an event of default, we will not be able to incur additional debt while the ratio remains below this requirement.

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2021, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio is below 7.25x.

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

All Owned Hotel Pro Forma Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily suspended our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of June 30, 2021, but do not include the results of operations for properties sold through the reporting date; and (2) operating results for acquisitions as of June 30, 2021 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Net loss	$(61)	$(356)	$(214)	$(359)
Interest expense	43	40	85	77
Depreciation and amortization	169	168	334	332
Income taxes	(22)	(46)	(68)	(83)
EBITDA	129	(194)	137	(33)
Gain on dispositions	—	(1)	—	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(25)	25	(34)	21
Pro rata EBITDAre of equity investments(1)	7	(20)	13	(14)
EBITDAre	111	(190)	116	(26)
Adjustments to EBITDAre:
Severance expense (reversal) at hotel properties	(1)	1	(3)	1
Adjusted EBITDAre	$110	$(189)	$113	$(25)
___________
(1)

Pro rata EBITDAre of equity investments and pro rata FFO of equity investments for the quarter and year-to-date ended June 30, 2021 include a realized gain of approximately $3 million related to equity securities distributed to us, and subsequently sold, from Fifth Wall Ventures, L.P., a venture capital company in which we invest as a limited partner. Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Loss per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Net loss	$(61)	$(356)	$(214)	$(359)
Less: Net loss attributable to non-controlling interests	1	4	2	4
Net loss attributable to Host Inc.	(60)	(352)	(212)	(355)
Adjustments:
Gain on dispositions	—	(1)	—	—
Depreciation and amortization	168	166	333	331
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(25)	25	(34)	21
Pro rata FFO of equity investments(1)	6	(20)	10	(17)
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	—	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(3)	(3)
NAREIT FFO	86	(184)	93	(24)
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	1	—	1
Severance expense (reversal) at hotel properties	(1)	1	(3)	1
Adjusted FFO	$85	$(182)	$90	$(22)

For calculation on a per share basis:(2)

Diluted weighted average shares outstanding - EPS	707.6	705.1	706.6	706.7
Assuming issuance of common shares granted under the comprehensive stock plans	1.6	—	1.6	—
Diluted weighted average shares outstanding – NAREIT FFO and Adjusted FFO	709.2	705.1	708.2	706.7
Diluted loss per common share	$(.09)	$(.50)	$(.30)	$(.50)
NAREIT FFO per diluted share	$.12	$(.26)	$.13	$(.03)
Adjusted FFO per diluted share	$.12	$(.26)	$.13	$(.03)
___________
(1)	Refer to the corresponding footnote on the Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2021	2020	2021	2020
Number of hotels	82	81	82	81
Number of rooms	47,222	47,057	47,222	47,057
Change in hotel Total RevPAR -
Constant US$	540.7%	—	(8.8)%	—
Nominal US$	541.5%	—	(8.8)%	—
Change in hotel RevPAR -
Constant US$	607.0%	—	(0.3)%	—
Nominal US$	607.5%	—	(0.4)%	—
Operating loss margin (1)	(10.5)%	(342.7)%	(22.3)%	(31.5)%
All Owned Hotel Pro Forma EBITDA margin(1)	19.1%	(165.4)%	13.9%	1.5%
Food and beverage profit margin (1)	23.4%	(254.5)%	22.0%	16.7%
All Owned Hotel Pro Forma food and beverage profit margin (1)	23.0%	(263.6)%	21.5%	17.2%

Net loss	$(61)	$(356)	$(214)	$(359)
Depreciation and amortization	169	168	334	332
Interest expense	43	40	85	77
Benefit for income taxes	(22)	(46)	(68)	(83)
Gain on sale of property and corporate level income/expense	(3)	34	12	51
Severance expense (reversal) at hotel properties	(1)	1	(3)	1
Pro forma adjustments (2)	1	(13)	5	(1)
All Owned Hotel Pro Forma EBITDA(3)	$126	$(172)	$151	$18

	Quarter ended June 30, 2021					Quarter ended June 30, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Severance at hotel properties	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$423	$—	$7	$—	$430	$61	$—	$(1)	$—	$60
Food and beverage	137	—	2	—	139	11	—	—	—	11
Other	89	—	1	—	90	31	—	2	—	33
Total revenues	649	—	10	—	659	103	—	1	—	104
Expenses
Room	109	—	2	—	111	43	—	1	—	44
Food and beverage	105	—	2	—	107	39	—	1	—	40
Other	309	1	5	—	315	181	(1)	12	—	192
Depreciation and amortization	169	—	—	(169)	—	168	—	—	(168)	—
Corporate and other expenses	25	—	—	(25)	—	25	—	—	(25)	—
Total expenses	717	1	9	(194)	533	456	(1)	14	(193)	276
Operating Profit – All Owned Hotel Pro Forma EBITDA(3)	$(68)	$(1)	$1	$194	$126	$(353)	$1	$(13)	$193	$(172)

	Year-to-date ended June 30, 2021					Year-to-date ended June 30, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments(2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)	GAAP Results	Severance at hotel properties	Pro forma adjustments (2)	Depreciation and corporate level items	All Owned Hotel Pro Forma Results (3)
Revenues
Room	$680	$—	$23	$—	$703	$687	$—	$21	$—	$708
Food and beverage	214	—	9	—	223	341	—	13	—	354
Other	154	—	8	—	162	127	—	7	—	134
Total revenues	1,048	—	40	—	1,088	1,155	—	41	—	1,196
Expenses
Room	174	—	5	—	179	230	—	5	—	235
Food and beverage	167	—	8	—	175	284	—	9	—	293
Other	558	3	22	—	583	623	(1)	28	—	650
Depreciation and amortization	334	—	—	(334)	—	332	—	—	(332)	—
Corporate and other expenses	49	—	—	(49)	—	50	—	—	(50)	—
Total expenses	1,282	3	35	(383)	937	1,519	(1)	42	(382)	1,178
Operating Profit – All Owned Hotel Pro Forma EBITDA(3)	$(234)	$(3)	$5	$383	$151	$(364)	$1	$(1)	$382	$18
___________
(1)

Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2)

Pro forma adjustments represent the following items: (i) the elimination of results of operations of our sold hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired as of June 30, 2021. All Owned Hotel Pro Forma results also includes the results of our leased office buildings and other non-hotel revenue and expense items.

(3)

All Owned Hotel Pro Forma EBITDA includes ERC for the quarter and year-to-date ended June 30, 2021 of $3 million and $10 million, respectively. All Owned Hotel Pro Forma EBITDA excludes the Baker’s Cay Resort Key Largo, Curio Collection and a luxury hotel in Houston, as they were acquired subsequent to quarter end. Additionally, the AC Hotel Scottsdale North is a new development hotel that opened in January 2021. Therefore, there were no operations for the hotel prior to January 2021 and no adjustments were made for pro forma results of the hotel for periods prior to its opening.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2021 and December 31, 2020, 55% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first or second quarters of 2021. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the second quarter of 2021. We currently have three foreign currency forward purchase contracts, with a total notional amount of CAD 99 million ($79 million), that mature between August 2021 and March 2022. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K and Item 3 of our Quarterly Report on Form 10-Q for the first quarter of 2021.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 – April 30, 2021	––	$––	––	$371
May 1, 2021 – May 31, 2021	––	––	––	371
June 1, 2021 – June 30, 2021	––	––	––	371
Total	––	$––	––	$371

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2021 – April 30, 2021	12,115	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
May 1, 2021 – May 31, 2021	4,874	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
June 1, 2021 – June 30, 2021	7,907	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	––	––
Total	24,896			––	––

*	Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6.	Exhibits

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended

June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

August 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

August 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.