Form 10-Q
period 2021-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2021-11-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended date September 30, 2021

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

As of November 2, 2021, there were 714,035,318 shares of Host Hotels & Resorts, Inc.’s common stock, $.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

(in millions, except share and per share amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$10,124	$9,416
Right-of-use assets	559	597
Assets held for sale	280	—
Due from managers	58	22
Advances to and investments in affiliates	62	21
Furniture, fixtures and equipment replacement fund	138	139
Other	453	360
Cash and cash equivalents	1,038	2,335
Total assets	$12,712	$12,890

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,068	$3,065
Credit facility, including the term loans of $997	2,472	2,471
Other debt	5	5
Total debt	5,545	5,541
Lease liabilities	572	610
Accounts payable and accrued expenses	91	71
Due to managers	55	64
Liabilities held for sale	37	—
Other	167	170
Total liabilities	6,467	6,456

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	119	108

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 714.0 million shares and 705.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,700	7,568
Accumulated other comprehensive loss	(75)	(74)
Deficit	(1,511)	(1,180)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,121	6,321
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,126	6,326
Total liabilities, non-controlling interests and equity	$12,712	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
REVENUES
Rooms	$557	$126	$1,237	$813
Food and beverage	191	31	405	372
Other	96	41	250	168
Total revenues	844	198	1,892	1,353
EXPENSES
Rooms	150	69	324	299
Food and beverage	146	72	313	356
Other departmental and support expenses	252	109	621	541
Management fees	27	5	59	33
Other property-level expenses	82	77	239	240
Depreciation and amortization	263	166	597	498
Corporate and other expenses	24	18	73	68
Gain on insurance and business interruption settlements	(5)	—	(5)	—
Total operating costs and expenses	939	516	2,221	2,035
OPERATING LOSS	(95)	(318)	(329)	(682)
Interest income	1	—	2	7
Interest expense	(43)	(66)	(128)	(143)
Other gains	2	—	4	13
Equity in earnings (losses) of affiliates	2	(5)	36	(26)
LOSS BEFORE INCOME TAXES	(133)	(389)	(415)	(831)
Benefit for income taxes	13	73	81	156
NET LOSS	(120)	(316)	(334)	(675)
Less: Net loss attributable to non-controlling interests	1	3	3	7
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(119)	$(313)	$(331)	$(668)
Basic loss per common share	$(.17)	$(.44)	$(.47)	$(.95)
Diluted loss per common share	$(.17)	$(.44)	$(.47)	$(.95)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
NET LOSS	$(120)	$(316)	$(334)	$(675)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(5)	(1)	(24)
Change in fair value of derivative instruments	1	—	—	1
OTHER COMPREHENSIVE LOSS, NET OF TAX	(4)	(5)	(1)	(23)
COMPREHENSIVE LOSS	(124)	(321)	(335)	(698)
Less: Comprehensive loss attributable to non-controlling interests	1	3	3	7
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(123)	$(318)	$(332)	$(691)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions)

	Year-to-date ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(334)	$(675)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	597	498
Amortization of finance costs, discounts and premiums, net	7	6
Loss on extinguishment of debt	—	28
Stock compensation expense	13	11
Other gains	(4)	(13)
Equity in (earnings) losses of affiliates	(36)	26
Change in due from/to managers	(78)	130
Distributions from investments in affiliates	4	—
Changes in other assets	(99)	(161)
Changes in other liabilities	8	(14)
Net cash provided by (used in) operating activities	78	(164)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	8	11
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(9)	(4)
Acquisitions	(1,217)	—
Capital expenditures:
Renewals and replacements	(92)	(122)
Return on investment	(201)	(262)
Net cash used in investing activities	(1,502)	(349)

FINANCING ACTIVITIES
Financing costs	(3)	(11)
Issuances of debt	—	740
Draws on credit facility	—	2,245
Repayment of credit facility	—	(750)
Repurchase/redemption of senior notes	—	(364)
Redemption of preferred equity units of Host LP	—	(22)
Debt extinguishment costs	—	(27)
Issuance of common stock	138	—
Common stock repurchase	—	(147)
Dividends on common stock	—	(320)
Distributions and payments to non-controlling interests	—	(3)
Other financing activities	(8)	(4)
Net cash provided by financing activities	127	1,337
Effects of exchange rate changes on cash held	—	(6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,297)	818
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,179	$2,568

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$1,038	$2,430
Restricted cash (included in other assets)	3	—
Cash included in furniture, fixtures and equipment replacement fund	138	138
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,179	$2,568

The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2021	2020
Total interest paid	$115	$126
Income taxes paid (refunds received)	$(3)	$2

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

(in millions)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Property and equipment, net	$10,124	$9,416
Right-of-use assets	559	597
Assets held for sale	280	—
Due from managers	58	22
Advances to and investments in affiliates	62	21
Furniture, fixtures and equipment replacement fund	138	139
Other	453	360
Cash and cash equivalents	1,038	2,335
Total assets	$12,712	$12,890

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,068	$3,065
Credit facility, including the term loans of $997	2,472	2,471
Other debt	5	5
Total debt	5,545	5,541
Lease liabilities	572	610
Accounts payable and accrued expenses	91	71
Due to managers	55	64
Liabilities held for sale	37	—
Other	167	170
Total liabilities	6,467	6,456

Limited partnership interests of third parties	119	108

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,195	6,394
Accumulated other comprehensive loss	(75)	(74)
Total Host Hotels & Resorts, L.P. capital	6,121	6,321
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,126	6,326
Total liabilities, limited partnership interests of third parties and capital	$12,712	$12,890

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
REVENUES
Rooms	$557	$126	$1,237	$813
Food and beverage	191	31	405	372
Other	96	41	250	168
Total revenues	844	198	1,892	1,353
EXPENSES
Rooms	150	69	324	299
Food and beverage	146	72	313	356
Other departmental and support expenses	252	109	621	541
Management fees	27	5	59	33
Other property-level expenses	82	77	239	240
Depreciation and amortization	263	166	597	498
Corporate and other expenses	24	18	73	68
Gain on insurance and business interruption settlements	(5)	—	(5)	—
Total operating costs and expenses	939	516	2,221	2,035
OPERATING LOSS	(95)	(318)	(329)	(682)
Interest income	1	—	2	7
Interest expense	(43)	(66)	(128)	(143)
Other gains	2	—	4	13
Equity in earnings (losses) of affiliates	2	(5)	36	(26)
LOSS BEFORE INCOME TAXES	(133)	(389)	(415)	(831)
Benefit for income taxes	13	73	81	156
NET LOSS	(120)	(316)	(334)	(675)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	—
NET LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(121)	$(317)	$(335)	$(675)
Basic loss per common unit	$(.17)	$(.45)	$(.48)	$(.97)
Diluted loss per common unit	$(.17)	$(.45)	$(.48)	$(.97)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
NET LOSS	$(120)	$(316)	$(334)	$(675)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(5)	(1)	(24)
Change in fair value of derivative instruments	1	—	—	1
OTHER COMPREHENSIVE LOSS, NET OF TAX	(4)	(5)	(1)	(23)
COMPREHENSIVE LOSS	(124)	(321)	(335)	(698)
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)	—
COMPREHENSIVE LOSS ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(125)	$(322)	$(336)	$(698)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2021 and 2020

(unaudited, in millions)

	Year-to-date ended September 30,
	2021	2020
OPERATING ACTIVITIES
Net loss	$(334)	$(675)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation and amortization	597	498
Amortization of finance costs, discounts and premiums, net	7	6
Loss on extinguishment of debt	—	28
Stock compensation expense	13	11
Other gains	(4)	(13)
Equity in (earnings) losses of affiliates	(36)	26
Change in due from/to managers	(78)	130
Distributions from investments in affiliates	4	—
Changes in other assets	(99)	(161)
Changes in other liabilities	8	(14)
Net cash provided by (used in) operating activities	78	(164)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	8	11
Proceeds from loan receivable	9	28
Advances to and investments in affiliates	(9)	(4)
Acquisitions	(1,217)	—
Capital expenditures:
Renewals and replacements	(92)	(122)
Return on investment	(201)	(262)
Net cash used in investing activities	(1,502)	(349)

FINANCING ACTIVITIES
Financing costs	(3)	(11)
Issuances of debt	—	740
Draws on credit facility	—	2,245
Repayment of credit facility	—	(750)
Repurchase/redemption of senior notes	—	(364)
Redemption of preferred OP units	—	(22)
Debt extinguishment costs	—	(27)
Issuance of common OP units	138	—
Repurchase of common OP units	—	(147)
Distributions on common OP units	—	(323)
Other financing activities	(8)	(4)
Net cash provided by financing activities	127	1,337
Effects of exchange rate changes on cash held	—	(6)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,297)	818
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,179	$2,568
See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2021 and 2020

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2021	September 30, 2020
Cash and cash equivalents	$1,038	$2,430
Restricted cash (included in other assets)	3	—
Cash included in furniture, fixtures and equipment replacement fund	138	138
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,179	$2,568

The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2021	2020
Total interest paid	$115	$126
Income taxes paid (refunds received)	$(3)	$2

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2021, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Liquidity and Management’s Plans

The COVID-19 pandemic has had a significant adverse impact on U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While many of the restrictive measures put in place in jurisdictions where we own hotels have been lifted, the COVID-19 pandemic continues to negatively impact the U.S. lodging industry generally and our company specifically.

At the start of the pandemic, we suspended operations at 35 hotels. As of September 30, 2021, all hotels that previously suspended operations have resumed operations and are currently open. While the U.S. economic recovery has accelerated and hotel operations have improved during each quarter of the year, the pandemic continues to have a material negative impact on our financial results and cash flows. In 2020, we drew down $1.5 billion on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility. We are continuing to take measures to maintain our liquidity, including operating expense reductions and the suspension of dividends and common stock repurchases. We also have reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Consolidated Portfolio

As of September 30, 2021, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	80
Brazil	3
Canada	2
Total	85

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2021, and the results of our operations for the quarter and year-to-date periods ended September 30, 2021 and 2020, respectively, and cash flows for the year-to-date periods ended September 30, 2021 and 2020, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 7.1 million Host L.P. common units, which are convertible into 7.3 million Host Inc. common shares, that are not included in

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Net loss	$(120)	$(316)	$(334)	$(675)
Less: Net loss attributable to non-controlling interests	1	3	3	7
Net loss attributable to Host Inc.	$(119)	$(313)	$(331)	$(668)

Basic weighted average shares outstanding	713.9	705.2	709.0	706.1
Diluted weighted average shares outstanding	713.9	705.2	709.0	706.1

Basic loss per common share	$(.17)	$(.44)	$(.47)	$(.95)
Diluted loss per common share	$(.17)	$(.44)	$(.47)	$(.95)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Net loss	$(120)	$(316)	$(334)	$(675)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	—
Net loss attributable to Host L.P.	$(121)	$(317)	$(335)	$(675)

Basic weighted average units outstanding	706.0	697.6	701.3	698.6
Diluted weighted average units outstanding	706.0	697.6	701.3	698.6

Basic loss per common unit	$(.17)	$(.45)	$(.48)	$(.97)
Diluted loss per common unit	$(.17)	$(.45)	$(.48)	$(.97)

4.	Revenue

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2021	2020	2021	2020
Maui/Oahu	$118	$4	$260	$98
Florida Gulf Coast	49	33	215	160
Phoenix	54	17	171	108
Miami	40	12	152	77
San Diego	85	16	140	108
Orlando	52	2	97	58
New York	51	9	87	102
Los Angeles/Orange County	42	16	81	75
San Francisco/San Jose	44	12	80	124
Washington, D.C. (Central Business District)	29	4	72	61
Jacksonville	29	16	72	44
Houston	21	7	53	36
San Antonio/Austin	27	3	53	21
Atlanta	22	9	51	42
Boston	29	2	42	38
Chicago	25	4	38	22
Northern Virginia	18	5	37	27
Philadelphia	17	6	33	20
Denver	17	4	29	21
New Orleans	11	5	24	29
Seattle	16	2	23	20
Other	39	8	68	44
Domestic	835	196	1,878	1,335
International	9	2	14	18
Total	$844	$198	$1,892	$1,353

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2021	December 31, 2020
Land and land improvements	$2,297	$2,033
Buildings and leasehold improvements	14,084	13,609
Furniture and equipment	2,441	2,471
Construction in progress	235	166
	19,057	18,279
Less accumulated depreciation and amortization	(8,933)	(8,863)
	$10,124	$9,416

n

6.	Debt

Senior Notes. As of September 30, 2021, we have met the minimum financial covenant levels under our senior notes indentures, which reinstates our ability to incur additional debt so long as we maintain these covenant levels and subject to the provisions of our credit facility and senior notes indentures.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Credit Facility. As of September 30, 2021, we have $12 million of available capacity under the revolver portion of our credit facility. On June 26, 2020 and February 9, 2021, we entered into amendments to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent, (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ending on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”). Subsequent to quarter end, we terminated the Covenant Relief Period prior to its expiration, as we met the minimum fixed charge coverage ratio required for our first phase-in quarterly test period.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the Equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(331)	—	(331)	(3)
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(14)	—	—	—	(14)	14
Other comprehensive loss	—	—	(1)	—	—	(1)	—
Balance, September 30, 2021	$7	$7,700	$(75)	$(1,511)	$5	$6,126	$119

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125
Net loss	—	—	—	(119)	—	(119)	(1)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Common stock issuances	—	—	—	—	—	—	—
Changes in ownership and other	—	6	—	—	—	6	(5)
Other comprehensive loss	—	—	(4)	—	—	(4)	—
Balance, September 30, 2021	$7	$7,700	$(75)	$(1,511)	$5	$6,126	$119

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
Net loss	—	—	—	(668)	—	(668)	(7)
Issuance of common stock for comprehensive stock plans, net	—	7	—	—	—	7	—
Repurchase of common stock	—	(147)	—	—	—	(147)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Changes in ownership and other	—	54	—	1	(1)	54	(53)
Other comprehensive loss	—	—	(23)	—	—	(23)	—
Balance, September 30, 2020	$7	$7,589	$(79)	$(1,115)	$5	$6,407	$80

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2020	$7	$7,586	$(74)	$(802)	$5	$6,722	$81
Net loss	—	—	—	(313)	—	(313)	(3)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Changes in ownership and other	—	(3)	—	—	—	(3)	2
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Balance, September 30, 2020	$7	$7,589	$(79)	$(1,115)	$5	$6,407	$80

Capital of Host L.P.

As of September 30, 2021, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio (as calculated under the credit facility) is below 7.25x.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(331)	—	—	(331)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(14)	—	—	(14)	14
Other comprehensive loss	—	—	(1)	—	(1)	—
Balance, September 30, 2021	$1	$6,195	$(75)	$5	$6,126	$119

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125
Net loss	—	(119)	—	—	(119)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Common OP unit issuances	—	—	—	—	—	—
Changes in ownership and other	—	6	—	—	6	(5)
Other comprehensive loss	—	—	(4)	—	(4)	—
Balance, September 30, 2021	$1	$6,195	$(75)	$5	$6,126	$119

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
Net loss	—	(668)	—	—	(668)	(7)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	7	—	—	7	—
Repurchase of common OP units	—	(147)	—	—	(147)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Changes in ownership and other	—	55	—	(1)	54	(53)
Other comprehensive loss	—	—	(23)	—	(23)	—
Balance, September 30, 2020	$1	$6,480	$(79)	$5	$6,407	$80

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2020	$1	$6,790	$(74)	$5	$6,722	$81
Net loss	—	(313)	—	—	(313)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Changes in ownership and other	—	(3)	—	—	(3)	2
Other comprehensive loss	—	—	(5)	—	(5)	—
Balance, September 30, 2020	$1	$6,480	$(79)	$5	$6,407	$80

Share Repurchases

As of September 30, 2021, we have $371 million available for repurchase under our common share repurchase program. In accordance with the restrictions in our amended credit facility, there have been no share repurchases year-to-date in 2021.

Issuance of Common Stock

On May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, pursuant to which we may issue and sell, from time to time, shares having an aggregate offering price of up to $600 million. The sales will be made in “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. No shares were issued during the third quarter. Year-to-date, we have issued approximately 7.8 million shares under the program at an average price of $17.99 per share, for net proceeds of approximately $138 million. In connection with the common stock issuance by Host Inc., Host L.P. issued 7.6 million common OP units to Host Inc. At September 30, 2021, there was $460 million of remaining capacity under the agreement.

Dividends/Distributions

As part of our response to the COVID-19 pandemic and in order to preserve cash and future financial flexibility, we have suspended our regular quarterly common cash dividends. Additionally, based on the terms of the credit facility amendments, we are restricted from paying a quarterly common cash dividend in excess of $0.01 per share during the Covenant Relief Period, unless a higher amount is required to allow Host Inc. to maintain its REIT status or to avoid the payment of corporate income or excise taxes, until after the covenant waiver period expires. Subsequent to quarter end, we terminated the Covenant Relief Period early, as we met the minimum fixed charge coverage ratio required for our first phase-in quarterly test period.

8.	Acquisitions

During the quarter, we acquired the 200-room Baker's Cay Resort Key Largo, Curio Collection by Hilton, for $200 million, a 223-room luxury downtown Houston hotel for $65 million and the 59-room Alila Ventana Big Sur for $150 million.

9.	Dispositions

Subsequent to quarter end, we sold the Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport and The Whitley for $551 million, including approximately $11 million for the FF&E replacement funds. As of September 30, 2021, these hotels were classified as held for sale. We anticipate recording a gain of approximately $300 million in the fourth quarter.

10.	Fair Value Measurements

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

The fair value of certain financial liabilities is shown below (in millions):

	September 30, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,068	$3,273	$3,065	$3,284
Credit facility (Level 2)	2,472	2,483	2,471	2,483

We assess our property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic on our operations, we performed recoverability assessments on all of our hotel properties. Additionally, during the third quarter, due to changes in expected hold periods, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million based on third party assessments of values, including broker estimates and purchase offers, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The impairment expense is included in depreciation and amortization on the condensed consolidated statements of operations. The fair value of the impaired property and equipment following the write-down was $393 million.

E

11.	Geographic Information

We consider each of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2021. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2021	2020	2021	2020	2021	2020
United States	$835	$196	$1,878	$1,335	$10,047	$9,331
Brazil	3	1	5	6	31	34
Canada	6	1	9	12	46	51
Total	$844	$198	$1,892	$1,353	$10,124	$9,416

12.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the amount of the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of their carrying amount based on accumulated historical cost or their redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the common unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of common shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares. Under the Amendments,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

all redemptions must be made with Host Inc. common stock until we are in compliance with the leverage ratio financial test required by the credit facility.

The table below details the historical cost and redemption values for the non-controlling interests:

	September 30, 2021	December 31, 2020
Common OP units outstanding (millions)	7.1	7.2
Market price per Host Inc. common share	$16.33	$14.63
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$119	$108
Historical cost (millions)	63	67
Book value (millions) ⁽¹⁾	119	108

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. We consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both September 30, 2021 and December 31, 2020.

13.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2021 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting or banning travel; the ability of our hotel managers to operate hotels in a way that facilitates social distancing, implement enhanced cleaning protocols and other COVID-19 pandemic mitigation practices; the impact of the pandemic and actions taken in response to the pandemic on global and regional economies, travel, and economic activity, including the duration and magnitude of its impact on unemployment rates, business investment and consumer discretionary spending; the pace of recovery as the COVID-19 pandemic subsides; general economic uncertainty in U.S. markets where we own hotels and the potential for low levels of economic growth in these markets; and the effects on hotel operations of steps that our hotel managers take to reduce operating costs in response to the COVID-19 pandemic;
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
•
risks that U.S. immigration policies, border closings related to the COVID-19 pandemic and travel bans will suppress international travel to the United States;
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

Operating Results and Outlook

COVID-19 Response

The COVID-19 pandemic has significantly adversely impacted U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While many of the restrictive measures put in place in jurisdictions where we own hotels have been lifted, the pandemic continues to have a material adverse effect on operations and future bookings and is expected to continue to have a material negative impact on our financial results and cash flows.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or the American Rescue Plan Act; however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit (“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act, as discussed below. Benefits received by our operators from the ERC related to their employees working at our hotels ultimately benefit us as we bear the expense for the wages and benefits of all persons working at our hotels. Benefit costs for furloughed employees did not have a significant impact on the third quarter 2021 results, as they were eligible to be reimbursed through the American Rescue Plan Act, the reimbursement for which our managers have applied. We also expect that these benefit costs will not have a significant impact on our fourth quarter results.

In response to the pandemic, we and our managers, as applicable, have accomplished the following:

•
Implemented portfolio-wide cost reductions, resulting in a reduction of pro forma hotel operating costs across the portfolio by approximately 30% in the third quarter of 2021, compared to 2019. While we expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions, we also expect hotel operating costs to increase more in line with total revenues over time as hotels continue to transition from their contingency level operational plans to increased staffing levels and controllable spending;
•
Suspended contributions to certain of our hotels’ FF&E escrow accounts;
•
Accessed the full $1.5 billion under the revolver portion of the credit facility in 2020 as a precautionary measure in order to increase our cash position and preserve financial flexibility, while further amending the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans in 2021. Under the amendments, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022. Subsequent to quarter end, we exited the waiver period prior to the first scheduled covenant test, and will be required to meet the modified financial covenants, under the terms of the amendment, for the subsequent five quarters; and
•
Suspended regular quarterly common cash dividends and stock repurchases until further notice. All future dividends are subject to approval by the Board of Directors.

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. While vaccination rates have increased during the first three quarters of the year, there remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic, and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Operating Results

The following table reflects certain line items from our statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,			Year-to-date ended September 30,
	2021	2020	Change	2021	2020	Change
Total revenues	$844	$198	326.3%	$1,892	$1,353	39.8%
Net loss	(120)	(316)	62.0%	(334)	(675)	50.5%
Operating loss	(95)	(318)	70.1%	(329)	(682)	51.8%
Operating loss margin under GAAP	(11.3)%	(160.6)%	14,930 bps	(17.4)%	(50.4)%	3,300 bps
EBITDAre⁽¹⁾	$179	$(154)	N/M	$295	$(180)	N/M
Adjusted EBITDAre⁽¹⁾	177	(111)	N/M	290	(136)	N/M
Diluted loss per common share	(0.17)	(0.44)	61.4%	(0.47)	(0.95)	50.5%
NAREIT FFO per diluted share⁽¹⁾	0.20	(0.21)	N/M	0.33	(0.25)	N/M
Adjusted FFO per diluted share⁽¹⁾	0.20	(0.11)	N/M	0.33	(0.14)	N/M

All Owned Hotel Data (2):
	Quarter ended September 30,			Year-to-date ended September 30,
	2021	2020	Change	2021	2020	Change
All owned hotel revenues (pro forma)⁽¹⁾	$853	$220	287.7%	$1,978	$1,429	38.4%
All owned hotel EBITDA (pro forma)⁽¹⁾	196	(98)	N/M	364	(80)	N/M
All owned hotel EBITDA margin (pro forma)⁽¹⁾	23.0%	(44.5)%	N/M	18.4%	(5.6)%	N/M
Change in all owned hotel Total RevPAR - Constant US$	288.5%			38.7%
Change in all owned hotel RevPAR - Constant US$	307.3%			51.5%
Change in all owned hotel RevPAR - Nominal US$	307.5%			51.4%
Change in domestic RevPAR	306.8%			52.4%
Change in international RevPAR - Constant US$	342.8%			(17.6)%
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
(2)
Due to the COVID-19 pandemic and its effects on operations, we are temporarily presenting hotel operating results on an All Owned Hotel pro forma basis. Thus, operating results are presented for all consolidated hotels owned as of September 30, 2021 and do not include the results of operations for hotels sold through the reporting date. Additionally, operating results for acquisitions as of September 30, 2021 are reflected for full calendar years, which include results for periods prior to our ownership.

N/M = Not meaningful.

Operations

While still well below pre-pandemic levels, total revenues increased $646 million, or 326.3%, for the third quarter as compared to the third quarter of 2020 due to strong leisure demand at our resort hotels and limited return of group business. For the year-to-date, total revenues increased $539 million, or 39.8%, with quarter over quarter improvement in the first three quarters of 2021. All owned hotel RevPAR and Total RevPAR on a constant US$ basis for the quarter increased 307.3% and 288.5%, respectively, due to increases in occupancy and food and beverage revenues. For the year-to-date, all owned hotel RevPAR and Total RevPAR on a constant US$ basis increased 51.5% and 38.7%, respectively.

During the quarter, all owned hotel Total RevPAR in our Jacksonville, Maui, and Miami markets totaled $683, $635 and $334, respectively, representing increases of 32.2%, 14.6% and 13.5%, compared to 2019, due to strong leisure demand. Our hotels in New York and San Francisco/San Jose, our two largest markets by room count, experienced all owned hotel Total RevPAR of $131 and $104, respectively, representing declines of 61.7% and 65.5%, compared to 2019, as operations at these hotels begin to ramp up following the lifting of many of the COVID-19 restrictions previously in place in these markets. All owned hotel Total RevPAR was lowest for our New Orleans property, at $92, a decline of 47.6% compared to 2019, due to the impact of Hurricane Ida.

Operating trends continue to be positive in the third quarter of 2021, as vaccine distribution has continued and many jurisdictions have lifted COVID-19 restrictions. In particular, hotels in Florida, Arizona and Hawaii continue to drive the portfolio, with RevPAR levels that are approaching or exceeding 2019 levels. At the same time, hotel-level operating costs are increasing at lower rates, as hiring did not keep pace with the improvement in operations at these resort destinations. The lag in hiring is due to the challenging labor environment across the industry, coupled with improving occupancy, which has hindered our managers' ability to adjust staffing levels commensurate with the increase in demand. We anticipate that hotel-level operating costs over time will increase at a higher rate, as our hotel managers adjust back to more normalized levels of operations.

Although operations remain below pre-pandemic levels, as a result of continued operational improvements at our hotels since the COVID-19 pandemic began in mid-March 2020, third quarter and year-to-date 2021 results improved when compared to 2020 as follows:

•
net loss decreased $196 million for the quarter and $341 million year-to-date;
•
diluted loss per share for the quarter decreased $0.27 for the quarter and $0.48 year-to-date;

•
Adjusted EBITDAre increased $288 million for the quarter and $426 million year-to-date; and
•
Adjusted FFO per diluted share increased $0.31 for the quarter and $0.47 year-to-date.

Outlook

While the COVID-19 pandemic has severely impacted macroeconomic and industry expectations for 2021, year-over-year growth in real GDP and business investment have seen a strong rebound from 2020, supported by recent stimulus, low interest rates, vaccine distribution, and the lifting of many government-imposed restrictions across the U.S. Blue Chip Economic Indicators consensus currently estimates an increase in real GDP of 5.7% for 2021, while business investment is anticipated to increase 7.9%. Though analysts believe the unemployment rate peaked in 2020, it is anticipated to remain elevated in 2021, with an expected average of 5.6% for the year. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting the unprecedented nature of the pandemic and varying analyst assumptions surrounding the impact of supply chain disruptions, labor shortages in key industries and inflation expectations.

Hotel supply growth is anticipated to remain below the long-term historical average in 2021, as social distancing measures and supply chain challenges have resulted in project delays across the U.S. However, the pandemic has had an outsized impact on our industry demand. As a result, RevPAR recovery to pre-pandemic levels is lagging that of the broader U.S. economy, despite lower supply growth. Luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen improving trends across all location types, we anticipate that these factors will persist through the remainder of 2021.

As a result of the significant uncertainties related to the impact of new virus variants, the pace of vaccination, particularly for school-aged children, and broader macroeconomic trends in 2021, we anticipate that the industry outlook will continue to be weighed down by the slower return of corporate and group travel, as many businesses and employees remain cautious. While strong leisure demand has supported growing investor optimism throughout 2021, the delayed return to office is likely to continue to constrain business transient and group travel in the near term. Therefore, the timing and trajectory of the recovery is difficult to forecast due to a wide range of customer responses to vaccines and the virus, seasonal shifts in the mix of business and leisure demand, as well as a condensed booking window for hotel rooms. While we currently anticipate RevPAR growth for the remainder of the year, we cannot provide a full year forecast for RevPAR at this time. We believe that the continued recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and the return of corporate and group travel. Accordingly, we believe that the impact of the recovery on specific markets and industries will be uneven.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the extent and timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel.

Strategic Initiatives

Balance Sheet and Financing Transactions. As of September 30, 2021, we had $1.0 billion of cash and cash equivalents. As of September 30, 2021, we have met the minimum financial covenant levels under our senior notes indentures, which reinstates our ability to incur additional debt so long as we maintain these covenant levels and subject to the provisions of our credit facility and senior notes indentures. We also exited our credit facility Covenant Relief Period as discussed in more detail in subsequent sections.

Acquisitions. During the third quarter, we acquired the 200-room Baker's Cay Resort Key Largo, Curio Collection by Hilton, for $200 million, a 223-room luxury downtown Houston hotel for $65 million and the 59-room Alila Ventana Big Sur for $150 million. The downtown Houston hotel has been renamed The Laura Hotel, part of the Autograph Collection by Marriott, and will be managed by HEI Hotels & Resorts. It is expected to open in the fourth quarter of 2021.

Dispositions. Subsequent to quarter end, we sold the Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport and The Whitley for $551 million, including approximately $11 million for the FF&E replacement funds.

Capital Projects. We are utilizing the low occupancy environment to accelerate certain projects and minimize future disruption. During the first three quarters of 2021, we spent approximately $201 million on ROI capital projects and $92 million on renewal and replacement projects. For full year 2021, we expect total capital expenditures of $410 million to $465 million. This total amount consists of ROI projects of approximately $285 million to $320 million and renewal and replacement expenditures of $125 million to $145 million. ROI projects include approximately $115 million to $140 million for the Marriott transformational capital program discussed below.

During the third quarter, we completed the development of the multi-year renovation at the New York Marriott Marquis, including all 1,966 guestrooms, over 140,000 square feet of meeting space, the addition of a skybridge and a renovated lobby with new bars and upgraded restaurants. Additionally, we completed the multi-year renovation at the Orlando World Center Marriott, including all 2,010 guestrooms, a redesigned 18th hole at the golf course and an updated lobby. The projects at both properties were part of the Marriott transformational capital program, discussed below.

We have made substantial progress on the Marriott transformational capital program, which began in 2018 and is expected to be substantially complete by the end of 2022, and includes 16 of our hotels. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of up to $83 million, before reductions for incentive management fees, to offset expected business disruption. Approximately 79% of the total estimated costs of the program have been spent as of September 30, 2021, and we expect to complete approximately 85% of the program by the end of 2021. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019 and projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020. So far during 2021, we have completed the projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott and we expect to substantially complete the projects at Houston Marriott Medical Center.

Results of Operations

The following table reflects certain line items from our statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2021	2020	Change	2021	2020	Change
Total revenues	$844	$198	326.3%	$1,892	$1,353	39.8%
Operating costs and expenses:
Property-level costs ⁽¹⁾	920	498	84.7	2,153	1,967	9.5
Corporate and other expenses	24	18	33.3	73	68	7.4
Operating loss	(95)	(318)	70.1	(329)	(682)	51.8
Interest expense	43	66	(34.8)	128	143	(10.5)
Other gains	2	—	N/M	4	13	(69.2)
Benefit for income taxes	13	73	(82.2)	81	156	(48.1)

Host Inc.:
Net loss attributable to non-controlling interests	(1)	(3)	66.7	(3)	(7)	57.1
Net loss attributable to Host Inc.	(119)	(313)	62.0	(331)	(668)	50.4

Host L.P.:
Net income attributable to non-controlling interests	1	1	—	1	—	N/M
Net loss attributable to Host L.P.	(121)	(317)	61.8	(335)	(675)	50.4
___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

The COVID-19 pandemic began to significantly impact hotel operations beginning in mid-March of 2020. However, RevPAR has increased during 2021, from $44.29 in January to $126.23 in September. There can be no assurances that the increases in RevPAR will continue.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2021	2020	Change	2021	2020	Change
Revenues:
Rooms	$557	$126	342.1%	$1,237	$813	52.2%
Food and beverage	191	31	516.1	405	372	8.9
Other	96	41	134.1	250	168	48.8
Total revenues	$844	$198	326.3	$1,892	$1,353	39.8

While still below pre-pandemic levels, operations have improved in the third quarter of 2021 compared to 2020. This has impacted operations as follows:

Rooms. Total rooms revenues increased $431 million for the quarter and increased $424 million, or 52.2%, year-to-date.

Food and beverage. Total food and beverage (“F&B”) revenues increased $160 million for the quarter and increased $33 million, or 8.9%, year-to-date. Banquet and AV revenues for the third quarter 2021 increased significantly compared to the second quarter of 2021, while year-to-date, F&B revenue growth has primarily been driven by the performance of our outlets.

Other revenues. Total other revenues increased $55 million for the quarter and increased $82 million, or 48.8%, year-to-date, due primarily to strong ancillary revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2021	2020	Change	2021	2020	Change
Expenses:
Rooms	$150	$69	117.4%	$324	$299	8.4%
Food and beverage	146	72	102.8	313	356	(12.1)
Other departmental and support expenses	252	109	131.2	621	541	14.8
Management fees	27	5	440.0	59	33	78.8
Other property-level expenses	82	77	6.5	239	240	(0.4)
Depreciation and amortization	263	166	58.4	597	498	19.9
Total property-level operating expenses	$920	$498	84.7	$2,153	$1,967	9.5

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses. Due to a significant decline in operations and implementation of portfolio-wide cost reductions in response to the COVID-19 pandemic, staffing levels at our hotels declined significantly, leading to a reduction to wages and benefits expense compared to pre-pandemic levels, despite above inflationary growth in hourly wages, which we expect to continue into 2022. Portfolio-wide hotel operating costs in the third quarter and year-to-date 2021, excluding severance, were nearly 30% and 44% lower, respectively, compared to the same periods in 2019. In addition, included in these amounts for the year-to-date 2021 is a reduction to wages and benefits of approximately $11 million, related to the ERC recorded by our managers, the benefit of which was passed on to us.

The ramp up in staffing at several hotels during 2021 continues to lag the increase in demand due to the challenging labor market across the industry, which could result in upward pressure on wages and benefits going forward. However, the expiration of supplemental unemployment benefits may temper possible increases. As a result of the lag in hiring, portfolio-wide operating expenses were only 21% higher compared to the second quarter of 2021, despite an approximately 25% increase in total revenues quarter over quarter. Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The change in expenses for the third quarter compared to 2020 for rooms, food and beverage, other departmental and support, and management fees predominantly are due to the start of the recovery from the impact of the COVID-19 pandemic. While our operators have maintained a reduced level of expenses compared to pre-pandemic levels, an increase in occupancy and hotel operations has led to increases in expenses for the third quarter of 2021 compared to 2020. For the year-to-date period, despite pre-pandemic results in January and February of 2020, improving occupancy in 2021 led to an increase in most expenses for 2021 compared to 2020, with the exception of F&B expenses and other property level expenses. As a result, expenses changed as follows:

Rooms. Rooms expenses increased $81 million for the quarter, and increased $25 million, or 8.4%, year-to-date.

Food and beverage. F&B expenses increased $74 million for the quarter and decreased $43 million, or 12.1%, year-to-date. The decrease year-to-date reflects the pre-pandemic expense levels for January and February of 2020.

Other departmental and support expenses. Other departmental and support expenses increased $143 million, or 131.2%, for the quarter and increased $80 million, or 14.8%, year-to-date.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $19 million for the quarter, and increased $16 million, or 41.0%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $3 million for the quarter and $10 million year-to-date.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $5 million, or 6.5%, for the quarter and decreased $1 million, or 0.4%, year-to-date. Other property-level expenses also were partially offset by operating profit guarantees received from Marriott under the transformational capital program.

Depreciation and amortization. Depreciation and amortization increased $97 million, or 58.4%, for the quarter and $99 million, or 19.9%, for the year-to-date, primarily due to impairment expense of $92 million recorded in the third quarter of 2021.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020

General and administrative costs	$20	$14	$60	$57
Non-cash stock-based compensation expense	4	4	13	11
Total	$24	$18	$73	$68

Interest expense. Interest expense decreased for the quarter and year-to-date primarily due to refinancing of senior notes and the make-whole premium paid to retire senior notes in the third quarter of 2020. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Cash interest expense ⁽¹⁾	$41	$36	$121	$109
Non-cash interest expense	2	3	7	6
Non-cash debt extinguishment costs	—	1	—	1
Cash debt extinguishment costs ⁽¹⁾	—	26	—	27
Total interest expense	$43	$66	$128	$143

_________

(1)
Including the change in accrued interest, total cash interest paid was $32 million and $53 million for the quarters ended September 30, 2021 and 2020, respectively, and $115 million and $126 million for the year-to-date 2021 and 2020, respectively.

Other gains. Other gains increased $2 million for the quarter and decreased $9 million, or 69.2%, year-to-date. The decrease year-to-date is primarily due to the sale of a parcel of land adjacent to The Phoenician hotel in the second quarter of 2020, which resulted in a gain of approximately $12 million.

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased $7 million for the third quarter and $62 million year-to-date, due to improvements in operations at the affiliates as well as unrealized gains on our investment in Fifth Wall Ventures, L.P. in 2021, while 2020 year-to-date included an impairment of inventory at our Maui timeshare of $14 million.

Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the quarter and year-to-date, we recorded an income tax benefit of $13 million and $81 million, respectively, due primarily to the domestic net operating loss incurred by our TRS. Any domestic net operating loss incurred by our TRS in 2021 may be carried forward indefinitely, its use in future years being subject to a limit of 80% of annual taxable income. Our TRS is expected to generate additional net operating losses in 2021.

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

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended September 30, 2021 compared to 2020 and to 2019, respectively, to provide a comparison of hotel statistics in the current period to last year as well as pre-pandemic levels:

All Owned Hotels (pro forma) by Location in Constant US$

	As of September 30, 2021		Quarter ended September 30, 2021				Quarter ended September 30, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$514.34	82.8%	$425.86	$635.28	$172.74	11.3%	$19.47	$25.42	2,087.7%	2,399.1%
Jacksonville	1	446	465.60	68.7	319.90	683.35	419.23	43.3	181.67	383.23	76.1	78.3
Miami	3	1,276	364.54	55.2	201.40	333.79	209.34	26.8	56.08	98.65	259.1	238.3
Florida Gulf Coast	5	1,842	314.16	45.2	141.93	286.62	288.56	33.7	97.38	194.67	45.7	47.2
Phoenix	4	1,822	245.88	57.7	141.92	321.83	201.12	22.0	44.33	110.66	220.1	190.8
Orlando	2	2,448	332.90	37.4	124.35	228.19	433.28	7.0	30.40	63.13	309.1	261.5
Los Angeles/ Orange County	5	2,119	218.60	71.1	155.40	216.04	182.68	26.4	48.15	62.24	222.8	247.1
Philadelphia	2	810	191.85	79.1	151.74	223.07	147.01	32.2	47.36	68.09	220.4	227.6
San Diego	3	3,288	247.61	72.1	178.55	281.14	203.85	15.6	31.78	52.66	461.8	433.9
Houston	4	1,716	149.60	66.6	99.67	133.88	105.12	32.4	34.07	47.93	192.5	179.3
Atlanta	4	1,682	178.31	56.6	100.94	142.30	139.03	31.6	43.89	60.57	130.0	134.9
Northern Virginia	3	1,252	169.41	60.6	102.70	156.44	157.90	19.7	31.11	43.91	230.1	256.3
San Antonio/ Austin	3	1,960	181.37	56.1	101.79	152.09	130.06	15.4	20.04	28.10	408.0	441.3
Washington, D.C. (CBD)	5	3,238	185.06	37.1	68.65	96.94	163.25	6.3	10.22	12.42	571.6	680.6
Denver	3	1,340	169.25	65.4	110.75	141.64	122.10	21.5	26.24	34.58	322.0	309.6
Chicago	4	1,816	191.01	62.4	119.27	149.38	124.78	17.6	21.95	26.96	443.2	454.1
New York	3	4,261	217.90	46.2	100.72	130.88	187.37	11.0	20.70	23.16	386.5	465.2
Seattle	2	1,315	202.49	53.5	108.25	130.03	172.32	6.1	10.48	12.33	932.5	954.7
New Orleans	1	1,333	136.76	54.3	74.30	91.66	112.64	26.6	30.00	35.57	147.7	157.7
San Francisco/ San Jose	7	4,530	163.42	50.0	81.72	104.30	165.35	13.1	21.59	27.13	278.4	284.5
Boston	3	2,715	204.56	48.1	98.46	117.58	135.30	4.9	6.62	9.43	1,387.8	1,146.4
Other	8	2,759	252.92	53.8	136.07	189.18	198.70	26.0	51.63	73.67	163.6	156.8
Domestic	79	45,975	236.65	55.7	131.82	199.00	184.34	17.6	32.40	51.32	306.8	287.7

International	5	1,499	90.99	51.4	46.77	66.43	93.15	11.3	10.56	14.14	342.8	369.8
All Locations - Constant US$	84	47,474	232.40	55.6	129.14	194.82	182.46	17.4	31.71	50.15	307.3	288.5

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2021		Quarter ended September 30, 2021				Quarter ended September 30, 2020
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$90.99	51.4%	$46.77	$66.43	$88.93	11.3%	$10.08	$13.50	363.8%	392.0%
Domestic	79	45,975	236.65	55.7	131.82	199.00	184.34	17.6	32.40	51.32	306.8	287.7
All Locations	84	47,474	232.40	55.6	129.14	194.82	182.37	17.4	31.69	50.13	307.5	288.7

All Owned Hotels (pro forma) by Location in Constant US$

	As of September 30, 2021		Quarter ended September 30, 2021				Quarter ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$514.34	82.8%	$425.86	$635.28	$385.51	91.5%	$352.78	$554.15	20.7%	14.6%
Jacksonville	1	446	465.60	68.7	319.90	683.35	363.69	69.0	251.05	516.90	27.4	32.2
Miami	3	1,276	364.54	55.2	201.40	333.79	235.65	73.9	174.18	294.09	15.6	13.5
Florida Gulf Coast	5	1,842	314.16	45.2	141.93	286.62	242.93	61.6	149.63	302.07	(5.1)	(5.1)
Phoenix	4	1,822	245.88	57.7	141.92	321.83	197.07	57.9	114.19	287.59	24.3	11.9
Orlando	2	2,448	332.90	37.4	124.35	228.19	250.13	61.0	152.55	315.38	(18.5)	(27.6)
Los Angeles/ Orange County	5	2,119	218.60	71.1	155.40	216.04	229.84	86.3	198.43	289.80	(21.7)	(25.5)
Philadelphia	2	810	191.85	79.1	151.74	223.07	207.13	88.2	182.60	295.52	(16.9)	(24.5)
San Diego	3	3,288	247.61	72.1	178.55	281.14	256.92	83.5	214.41	372.78	(16.7)	(24.6)
Houston	4	1,716	149.60	66.6	99.67	133.88	170.32	67.0	114.07	159.84	(12.6)	(16.2)
Atlanta	4	1,682	178.31	56.6	100.94	142.30	168.37	85.6	144.09	219.82	(29.9)	(35.3)
Northern Virginia	3	1,252	169.41	60.6	102.70	156.44	199.70	72.7	145.09	217.46	(29.2)	(28.1)
San Antonio/ Austin	3	1,960	181.37	56.1	101.79	152.09	171.99	70.8	121.83	182.42	(16.4)	(16.6)
Washington, D.C. (CBD)	5	3,238	185.06	37.1	68.65	96.94	211.15	84.4	178.19	254.63	(61.5)	(61.9)
Denver	3	1,340	169.25	65.4	110.75	141.64	184.28	84.5	155.64	218.16	(28.8)	(35.1)
Chicago	4	1,816	191.01	62.4	119.27	149.38	220.91	85.5	188.78	264.29	(36.8)	(43.5)
New York	3	4,261	217.90	46.2	100.72	130.88	271.11	92.0	249.40	341.59	(59.6)	(61.7)
Seattle	2	1,315	202.49	53.5	108.25	130.03	260.45	90.2	234.96	291.64	(53.9)	(55.4)
New Orleans	1	1,333	136.76	54.3	74.30	91.66	156.82	77.0	120.78	175.05	(38.5)	(47.6)
San Francisco/ San Jose	7	4,530	163.42	50.0	81.72	104.30	266.18	84.2	224.20	301.99	(63.6)	(65.5)
Boston	3	2,715	204.56	48.1	98.46	117.58	243.00	91.1	221.28	291.41	(55.5)	(59.6)
Other	8	2,759	252.92	53.8	136.07	189.18	199.21	80.2	159.70	245.36	(14.8)	(22.9)
Domestic	79	45,975	236.65	55.7	131.82	199.00	236.51	80.5	190.47	291.96	(30.8)	(31.8)

International	5	1,499	90.99	51.4	46.77	66.43	147.24	75.9	111.82	155.21	(58.2)	(57.2)
All Locations - Constant US$	84	47,474	232.40	55.6	129.14	194.82	233.84	80.4	187.97	287.63	(31.3)	(32.3)

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2021		Quarter ended September 30, 2021				Quarter ended September 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$90.99	51.4%	$46.77	$66.43	$159.14	75.9%	$120.86	$166.88	(61.3)%	(60.2)%
Domestic	79	45,975	236.65	55.7	131.82	199.00	236.51	80.5	190.47	291.96	(30.8)	(31.8)
All Locations	84	47,474	232.40	55.6	129.14	194.82	234.20	80.4	188.26	288.00	(31.4)	(32.4)

All Owned Hotels (pro forma) by Location in Constant US$

	As of September 30, 2021		Year-to-date ended September 30, 2021				Year-to-date ended September 30, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$470.97	67.4%	$317.20	$480.87	$415.84	29.7%	$123.66	$186.54	156.5%	157.8%
Jacksonville	1	446	506.77	57.8	293.02	587.76	405.40	42.8	173.66	356.40	68.7	64.9
Miami	3	1,276	472.94	57.4	271.38	424.17	370.39	35.3	130.64	211.54	107.7	100.5
Florida Gulf Coast	5	1,842	416.57	54.8	228.24	426.68	369.22	40.7	150.28	314.92	51.9	35.5
Phoenix	4	1,822	301.23	56.5	170.12	346.53	317.49	32.0	101.46	238.55	67.7	45.3
Orlando	2	2,448	398.72	27.3	108.98	196.25	347.84	21.5	74.64	159.82	46.0	22.8
Los Angeles/ Orange County	5	2,119	190.62	53.1	101.25	138.42	204.60	33.9	69.42	100.22	45.9	38.1
Philadelphia	2	810	169.58	58.7	99.52	147.38	160.15	35.2	56.35	88.08	76.6	67.3
San Diego	3	3,288	218.39	45.3	98.85	155.68	234.30	26.4	61.82	120.05	59.9	29.7
Houston	4	1,716	140.32	59.7	83.73	113.03	145.80	35.9	52.30	76.89	60.1	47.0
Atlanta	4	1,682	170.45	48.0	81.83	111.31	171.23	34.7	59.48	91.63	37.6	21.5
Northern Virginia	3	1,252	161.62	44.3	71.60	107.52	187.00	26.7	50.00	79.88	43.2	34.6
San Antonio/ Austin	3	1,960	162.63	43.8	71.26	103.90	176.22	23.1	40.72	65.85	75.0	57.8
Washington, D.C. (CBD)	5	3,238	161.96	42.2	68.41	81.26	223.18	21.5	48.07	68.76	42.3	18.2
Denver	3	1,340	149.35	42.1	62.95	80.24	145.92	26.5	38.63	56.80	63.0	41.3
Chicago	4	1,816	168.03	37.4	62.92	77.59	134.05	25.0	33.45	45.13	88.1	71.9
New York	3	4,261	189.90	31.7	60.17	75.05	190.05	32.4	61.49	87.59	(2.1)	(14.3)
Seattle	2	1,315	188.47	27.8	52.43	63.79	191.36	20.4	38.98	55.62	34.5	14.7
New Orleans	1	1,333	128.95	37.6	48.51	65.71	176.44	30.6	54.04	78.28	(10.2)	(16.1)
San Francisco/ San Jose	7	4,530	153.68	31.5	48.40	62.82	266.39	25.5	67.87	98.41	(28.7)	(36.2)
Boston	3	2,715	180.00	25.7	46.18	56.54	173.40	19.3	33.48	50.97	37.9	10.9
Other	8	2,759	245.69	43.7	107.40	151.39	187.25	32.7	61.21	88.43	75.5	71.2
Domestic	79	45,975	240.30	42.5	102.15	156.04	235.37	28.5	67.02	111.88	52.4	39.5

International	5	1,499	85.10	28.0	23.85	34.15	119.06	24.3	28.94	43.76	(17.6)	(22.0)
All Locations - Constant US$	84	47,474	237.03	42.1	99.68	152.19	232.21	28.3	65.82	109.72	51.5	38.7

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2021		Year-to-date ended September 30, 2021				Year-to-date ended September 30, 2020
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$85.10	28.0%	$23.85	$34.15	$121.49	24.3%	$29.53	$44.01	(19.3)%	(22.4)%
Domestic	79	45,975	240.30	42.5	102.15	156.04	235.37	28.5	67.02	111.88	52.4	39.5
All Locations	84	47,474	237.03	42.1	99.68	152.19	232.27	28.3	65.84	109.73	51.4	38.7

	As of September 30, 2021		Year-to-date ended September 30, 2021				Year-to-date ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$470.97	67.4%	$317.20	$480.87	$401.92	90.9%	$365.45	$577.41	(13.2)%	(16.7)%
Jacksonville	1	446	506.77	57.8	293.02	587.76	383.37	77.2	296.02	652.91	(1.0)	(10.0)
Miami	3	1,276	472.94	57.4	271.38	424.17	318.31	80.1	254.98	401.39	6.4	5.7
Florida Gulf Coast	5	1,842	416.57	54.8	228.24	426.68	340.73	72.8	247.94	507.99	(7.9)	(16.0)
Phoenix	4	1,822	301.23	56.5	170.12	346.53	292.22	71.7	209.42	472.19	(18.8)	(26.6)
Orlando	2	2,448	398.72	27.3	108.98	196.25	285.49	70.7	201.76	412.06	(46.0)	(52.4)
Los Angeles/ Orange County	5	2,119	190.62	53.1	101.25	138.42	223.42	86.0	192.10	285.12	(47.3)	(51.5)
Philadelphia	2	810	169.58	58.7	99.52	147.38	216.10	85.4	184.46	301.70	(46.0)	(51.1)
San Diego	3	3,288	218.39	45.3	98.85	155.68	255.81	81.2	207.62	372.41	(52.4)	(58.2)
Houston	4	1,716	140.32	59.7	83.73	113.03	178.46	72.4	129.22	184.58	(35.2)	(38.8)
Atlanta	4	1,682	170.45	48.0	81.83	111.31	193.72	79.7	154.41	241.44	(47.0)	(53.9)
Northern Virginia	3	1,252	161.62	44.3	71.60	107.52	208.03	72.1	150.02	245.90	(52.3)	(56.3)
San Antonio/ Austin	3	1,960	162.63	43.8	71.26	103.90	192.68	76.3	146.98	225.63	(51.5)	(54.0)
Washington, D.C. (CBD)	5	3,238	161.96	42.2	68.41	81.26	246.65	83.1	204.99	293.15	(66.6)	(72.3)
Denver	3	1,340	149.35	42.1	62.95	80.24	175.15	76.3	133.61	195.92	(52.9)	(59.0)
Chicago	4	1,816	168.03	37.4	62.92	77.59	207.76	76.2	158.28	224.27	(60.2)	(65.4)
New York	3	4,261	189.90	31.7	60.17	75.05	268.50	83.0	222.99	329.67	(73.0)	(77.2)
Seattle	2	1,315	188.47	27.8	52.43	63.79	231.59	84.3	195.17	256.01	(73.1)	(75.1)
New Orleans	1	1,333	128.95	37.6	48.51	65.71	188.24	79.9	150.35	219.33	(67.7)	(70.0)
San Francisco/ San Jose	7	4,530	153.68	31.5	48.40	62.82	279.15	81.5	227.38	315.49	(78.7)	(80.1)
Boston	3	2,715	180.00	25.7	46.18	56.54	238.71	82.8	197.72	271.22	(76.6)	(79.2)
Other	8	2,759	245.69	43.7	107.40	151.39	193.55	77.3	149.55	224.34	(28.2)	(32.5)
Domestic	79	45,975	240.30	42.5	102.15	156.04	252.14	79.7	200.84	320.24	(49.1)	(51.3)

International	5	1,499	85.10	28.0	23.85	34.15	142.14	71.1	101.09	147.50	(76.4)	(76.8)
All Locations - Constant US$	84	47,474	237.03	42.1	99.68	152.19	249.02	79.4	197.68	314.77	(49.6)	(51.7)

All Owned Hotels (pro forma) in Nominal US$
	As of September 30, 2021		Year-to-date ended September 30, 2021				Year-to-date ended September 30, 2019
	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
International	5	1,499	$85.10	28.0%	$23.85	$34.15	$154.30	71.1%	$109.74	$159.00	(78.3)%	(78.5)%
Domestic	79	45,975	240.30	42.5	102.15	156.04	252.14	79.7	200.84	320.24	(49.1)	(51.3)
All Locations	84	47,474	237.03	42.1	99.68	152.19	249.36	79.4	197.95	315.13	(49.6)	(51.7)

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 84 hotels that we owned as of September 30, 2021. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended September 30, 2021			Quarter ended September 30, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,678	594	157	555	128	74
Percentage change in room nights vs. same period in 2019	(23.3)%	(47.8)%	(9.9)%
Room Revenues (in millions)	$424	$114	$26	$105	$17	$16
Percentage change in revenues vs. same period in 2019	(19.6)%	(54.0)%	(40.5)%

	Year-to-date ended September 30, 2021			Year-to-date ended September 30, 2020
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	3,889	1,207	355	2,184	1,228	264
Percentage change in room nights vs. same period in 2019	(35.0)%	(68.0)%	(28.5)%
Room Revenues (in millions)	$1,017	$217	$58	$516	$280	$58
Percentage change in revenues vs. same period in 2019	(33.7)%	(75.9)%	(53.3)%

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

Under the current challenging operating environment posed by the COVID-19 pandemic, we have taken steps to preserve liquidity by working with our hotel operators to reduce operating costs at our hotels, closely monitoring our capital expenditures levels, and suspending our quarterly dividend and stock repurchases. Along with improving operating cash flows during the third quarter, we believe that we have sufficient liquidity to fund negative operations at certain of our hotels, corporate expenses, capital expenditures and hotel acquisitions. We used approximately $1.2 billion of cash to fund the acquisition of five properties year-to-date and, subsequent to quarter end, we sold five properties for a sales price of approximately $551 million, including $11 million for the FF&E replacement funds. Additionally, we accessed our “at-the-market” equity program, discussed below, to issue approximately 7.8 million shares of our common stock during the second quarter for net proceeds of approximately $138 million. No shares were issued in the third quarter. We remain well positioned to execute additional transactions to the extent opportunities arise.

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

Capital Resources. As of September 30, 2021, we had $1,038 million of cash and cash equivalents and $138 million in our FF&E escrow reserves. We have substantially utilized the $1.5 billion revolver under our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

On May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, through which Host Inc. may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities generated by the COVID-19 pandemic. As of September 30, 2021, there was $460 million of remaining capacity under the agreement.

While we currently have $371 million available under our share repurchase program, additional share repurchases are currently restricted under the terms of the credit facility amendments. There have been no share repurchases during 2021 year-to-date and we do not anticipate additional share repurchases during the remainder of 2021.

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

Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, debt repayments, and repurchases of shares and distributions to equity holders. We do not anticipate significant cash from operations in 2021, however, we have significant available cash and also have access to debt and stock issuances and property dispositions as alternative sources of cash.

Cash Provided by/Used in Operating Activities. Year-to-date in 2021, net cash provided by operating activities was $78 million compared to net cash used in operating activities of $164 million for year-to-date 2020. Cash provided by operating activities in 2021 was driven by improved operations at our hotels compared to 2020. Cash used in operating activities in 2020 was primarily to fund operating shortfalls at certain of our hotels.

Cash Used in Investing Activities. Net cash used in investing activities was $1,502 million during year-to-date 2021 compared to $349 million for year-to-date 2020. Cash used in investing activities during year-to-date 2021 primarily was due to $293 million of capital expenditures and the acquisition of five hotels and two golf courses. Cash used in investing activities during year-to-date 2020 primarily was due to $384 million of capital expenditures.

The following table summarizes significant acquisitions that have been completed as of November 2, 2021:

Transaction Date		Description of Transaction	Investment
Acquisitions
September	2021	Acquisition of Alila Ventana Big Sur	$(150)
July	2021	Acquisition of The Laura Hotel (formerly known as Hotel Alessandra)	(65)
July	2021	Acquisition of Baker's Cay Resort Key Largo, Curio Collection by Hilton	(200)
April	2021	Acquisition of Four Seasons Resort Orlando at Walt Disney World® Resort⁽¹⁾	(610)
April	2021	Acquisition of Ka'anapali Golf Courses	(28)
March	2021	Acquisition of Hyatt Regency Austin	(161)
		Total acquisitions	$(1,214)
___________
(1)
Investment amount represents total consideration, including the assumption of $24 million of hotel-level liabilities.

Cash Provided by Financing Activities. For year-to-date 2021, net cash provided by financing activities was $127 million compared to $1,337 million for the first three quarters of 2020. Cash provided by financing activities in year-to-date 2021 included net proceeds of $138 million from common stock issuances, while the year-to-date 2020 consisted of the issuance of $750 million of 3.5% Series I senior notes and a draw on the credit facility. Cash used in the first three quarters of 2020 included the repayment of a portion of the Series C senior notes with a portion of the proceeds of the issuance of the Series I senior notes, the redemption of preferred OP units, stock repurchases and dividend payments and distributions, prior to their suspension later in 2020.

Debt

As of September 30, 2021, our total debt was $5.5 billion, with a weighted average interest rate of 3.0% and a weighted average maturity of 4.2 years. Additionally, 55% of our debt has a fixed rate of interest and none of our consolidated hotels are encumbered by mortgage debt.

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

On June 26, 2020 and February 9, 2021, we entered into amendments to the existing senior unsecured bank credit facility with Bank of America, N.A., as administrative agent, (collectively, the “Amendments”). The Amendments suspend requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ending on the required financial statement reporting date for the second quarter of 2022 (such period, the “Covenant Relief Period”). The existing financial maintenance covenants are reinstated for the quarter ending June 30, 2022, except that after the reinstatement instead of using the prior four calendar quarters’ results in the calculations, only results for the second quarter of 2022 and thereafter are used during a phase in period. In addition, for the second quarter of 2022, the only financial covenant that is required to be satisfied is a minimum fixed charge coverage ratio of 1.00:1.00 as of the end of such quarter. For the fiscal quarters ending after the Covenant Relief Period, the financial covenant requirements set forth in the credit facility before the Amendments apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the Covenant Relief Period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the Covenant Relief Period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the Covenant Relief Period and (d) 7.25:1.00 at all times thereafter.

The Amendments permit us to terminate the Covenant Relief Period at any time, subject to demonstrating satisfaction of the financial maintenance covenants that otherwise would apply for the quarter ending June 30, 2022. Subsequent to quarter end, we terminated the Covenant Relief Period prior to the first scheduled test date, as we met the minimum fixed charge coverage ratio required for our first phase-in quarterly test period. We will be required to meet the modified phase-in financial covenant thresholds set forth above for the following five quarters and, after that time (i.e. beginning with first quarter of 2023), will be subject to the original covenant levels in the credit facility prior to amendment. Upon termination of the Covenant Relief Period, the 40-basis point additional interest rate applicable to borrowings under the credit facility was removed, in addition to lifting additional restrictions on repayments, investments and distributions. Certain restrictions, however, will remain in place. For example, stock repurchases will continue to be prohibited until our leverage ratio is below 7.25x.

At September 30, 2021, the following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve month basis, for informational purposes only, as the covenants currently are not in effect under the Amendment:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	16.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	1.0	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	2.1	x	Minimum ratio of 1.50x

(1) If, at any time, our leverage ratio is below 7.0x, our minimum unsecured interest coverage ratio will increase to 1.75x.

The following table summarizes the results of the financial tests required upon exiting the Covenant Relief Period under the Amendment as of September 30, 2021. The fixed charge coverage ratio calculated below utilizes annualized third quarter results applicable for the phase-in period in contrast to the ratio calculated above, which is based on the trailing twelve months:

	Actual Ratio		Covenant Requirement for all years
Fixed charge coverage ratio	3.4	x	Minimum ratio of 1.00x

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2021:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	390%		Minimum ratio of 150%
Total indebtedness to total assets	26%		Maximum ratio of 65%
Secured indebtedness to total assets	0%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	1.7	x	Minimum ratio of 1.5x

As of September 30, 2021, we have met the minimum financial covenant levels under our senior notes indentures, which reinstates our ability to incur additional debt so long as we maintain these covenant levels and subject to the provisions of our credit facility and senior notes indentures. Because we are just above the minimum required EBITDA-to-interest coverage ratio as of quarter end, our ability to use debt as a financing source remains limited at this time.

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2020.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2021, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock until Host L.P.’s leverage ratio is below 7.25x.

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

All Owned Hotel Pro Forma Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily suspended our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of September 30, 2021, but do not include the results of operations for properties sold through the reporting date; and (2) operating results for acquisitions as of September 30, 2021 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Net loss⁽¹⁾	$(120)	$(316)	$(334)	$(675)
Interest expense	43	66	128	143
Depreciation and amortization	171	166	505	498
Income taxes	(13)	(73)	(81)	(156)
EBITDA⁽¹⁾	81	(157)	218	(190)
Gain on dispositions	—	(1)	—	(1)
Non-cash impairment expense	92	—	92	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(2)	5	(36)	26
Pro rata EBITDAre of equity investments⁽²⁾	8	(1)	21	(15)
EBITDAre⁽¹⁾	179	(154)	295	(180)
Adjustments to EBITDAre:
Severance expense (reversal) at hotel properties	(2)	43	(5)	44
Adjusted EBITDAre⁽¹⁾	$177	$(111)	$290	$(136)
___________

(1) Net loss, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended September 30, 2020 include a gain of $12 million from the sale of land adjacent to The Phoenician hotel and a loss of $14 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in (earnings) losses of affiliates.

(2) Pro rata EBITDAre of equity investments and pro rata FFO of equity investments for year-to-date ended September 30, 2021 include a realized gain of approximately $3 million related to equity securities held by one of our unconsolidated partnerships, Fifth Wall Ventures, L.P. Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Loss per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Net loss⁽¹⁾	$(120)	$(316)	$(334)	$(675)
Less: Net loss attributable to non-controlling interests	1	3	3	7
Net loss attributable to Host Inc.	(119)	(313)	(331)	(668)
Adjustments:
Gain on dispositions	—	(1)	—	(1)
Depreciation and amortization	171	165	504	496
Non-cash impairment expense	92	—	92	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(2)	5	(36)	26
Pro rata FFO of equity investments⁽²⁾	6	(4)	16	(21)
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	—	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(3)	(2)	(6)	(5)
NAREIT FFO⁽¹⁾	145	(150)	238	(174)
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	27	—	28
Severance expense (reversal) at hotel properties	(2)	43	(5)	44
Adjusted FFO⁽¹⁾	$143	$(80)	$233	$(102)

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS	713.9	705.2	709.0	706.1
Assuming issuance of common shares granted under the comprehensive stock plans	1.6	—	1.6	—
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	715.5	705.2	710.6	706.1
Diluted loss per common share	$(.17)	$(.44)	$(.47)	$(.95)
NAREIT FFO per diluted share	$.20	$(.21)	$.33	$(.25)
Adjusted FFO per diluted share	$.20	$(.11)	$.33	$(.14)
___________

(1-2) Refer to the corresponding footnote on the Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(3) Diluted loss per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2021	2020	2021	2020
Number of hotels	84	83	84	83
Number of rooms	47,474	47,309	47,474	47,309
Change in hotel Total RevPAR -
Constant US$	288.5%	—	38.7%	—
Nominal US$	288.7%	—	38.7%	—
Change in hotel RevPAR -
Constant US$	307.3%	—	51.5%	—
Nominal US$	307.5%	—	51.4%	—
Operating loss margin⁽¹⁾	(11.3)%	(160.6)%	(17.4)%	(50.4)%
All Owned Hotel Pro Forma EBITDA margin⁽¹⁾	23.0%	(44.5)%	18.4%	(5.6)%
Food and beverage profit margin⁽¹⁾	23.6%	(132.3)%	22.7%	4.3%
All Owned Hotel Pro Forma food and beverage profit margin⁽¹⁾	22.9%	(47.4)%	22.2%	11.1%

Net loss	$(120)	$(316)	$(334)	$(675)
Depreciation and amortization	263	166	597	498
Interest expense	43	66	128	143
Benefit for income taxes	(13)	(73)	(81)	(156)
Gain on sale of property and corporate level income/expense	19	23	31	74
Severance expense (reversal) at hotel properties	(2)	43	(5)	44
Pro forma adjustments⁽²⁾	6	(7)	28	(8)
All Owned Hotel Pro Forma EBITDA⁽³⁾	$196	$(98)	$364	$(80)

	Quarter ended September 30, 2021					Quarter ended September 30, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾
Revenues
Room	$557	$—	$7	$—	$564	$126	$—	$12	$—	$138
Food and beverage	191	—	1	—	192	31	—	7	—	38
Other	96	—	1	—	97	41	—	3	—	44
Total revenues	844	—	9	—	853	198	—	22	—	220
Expenses
Room	150	1	1	—	152	69	(13)	4	—	60
Food and beverage	146	1	1	—	148	72	(24)	8	—	56
Other	361	—	1	—	362	191	(6)	17	—	202
Depreciation and amortization	263	—	—	(263)	—	166	—	—	(166)	—
Corporate and other expenses	24	—	—	(24)	—	18	—	—	(18)	—
Gain on insurance and business interruption settlements	(5)	—	—	—	(5)	—	—	—	—	—
Total expenses	939	2	3	(287)	657	516	(43)	29	(184)	318
Operating Profit - All Owned Hotel Pro Forma EBITDA⁽³⁾	$(95)	$(2)	$6	$287	$196	$(318)	$43	$(7)	$184	$(98)

	Year-to-date ended September 30, 2021					Year-to-date ended September 30, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾
Revenues
Room	$1,237	$—	$55	$—	$1,292	$813	$—	$41	$—	$854
Food and beverage	405	—	18	—	423	372	—	24	—	396
Other	250	—	13	—	263	168	—	11	—	179
Total revenues	1,892	—	86	—	1,978	1,353	—	76	—	1,429
Expenses
Room	324	1	10	—	335	299	(13)	12	—	298
Food and beverage	313	1	15	—	329	356	(24)	20	—	352
Other	919	3	33	—	955	814	(7)	52	—	859
Depreciation and amortization	597	—	—	(597)	—	498	—	—	(498)	—
Corporate and other expenses	73	—	—	(73)	—	68	—	—	(68)	—
Gain on insurance and business interruption settlements	(5)	—	—	—	(5)	—	—	—	—	—
Total expenses	2,221	5	58	(670)	1,614	2,035	(44)	84	(566)	1,509
Operating Profit - All Owned Hotel Pro Forma EBITDA⁽³⁾	$(329)	$(5)	$28	$670	$364	$(682)	$44	$(8)	$566	$(80)

(1) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2) Pro forma adjustments represent the following items: (i) the elimination of results of operations of hotels sold as of September 30, 2021, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired as of September 30, 2021. All Owned Hotel Pro Forma results also includes the results of our leased office buildings and other non-hotel revenue and expense items.

(3) All Owned Hotel Pro Forma EBITDA excludes the Laura Hotel, the luxury downtown Houston hotel acquired in July 2021, as it was closed for the entirety of the quarter. Additionally, the AC Hotel Scottsdale North is a new development hotel that opened in January 2021. Therefore, there were no operations for the hotel prior to January 2021 and no adjustments were made for pro forma results of the hotel for periods prior to its opening. Results for the five hotels sold subsequent to quarter end are included, as they were owned for the entirety of the periods presented.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2021 and December 31, 2020, 55% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we enter are strictly to hedge interest rate risk, and are not for trading purposes. The percentages above reflect the effect of any derivatives into which we have entered to manage interest rate risk. No interest rate hedging transactions were entered into during the first three quarters of 2021. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2021, one foreign currency forward purchase contract matured, with a total notional amount of CAD 25 million ($20 million), and we paid $0.2 million in the aggregate upon settlement. In replacement of the maturing contract, we entered into a new foreign currency forward purchase contract, with a total notional amount of CAD 25 million ($20 million), that matures in February 2022. We have two other foreign currency forward purchase contracts, with a total notional amount of CAD 74 million ($59 million), that mature in March 2022. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K and Item 3 of our Quarterly Report on Form 10-Q for the first and second quarters of 2021.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 5, 2019, Host Inc. announced an increase from $500 million to $1 billion in the amount authorized under its share repurchase program. The common stock may be purchased from time to time depending upon market conditions and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount, and may be suspended at any time at our discretion. Repurchases are currently restricted under the credit facility, as amended.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 – July 31, 2021	—	$—	—	$371
August 1, 2021 – August 31, 2021	—	—	—	371
September 1, 2021 – September 30, 2021	—	—	—	371
Total	—	$—	—	$371

Issuer Sales of Equity Securities (Host Hotels & Resorts, Inc.)

On July 26, 2021, Host Inc. issued 28,030 shares of common stock to the Nicholas J. Schreiber 2019 Trust in exchange for 27,441 OP units of Host L.P. held by the trust. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(2) of the Securities Act. The number of shares issued was based on the current conversion factor of 1.021494 common shares per OP unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2021 – July 31, 2021	35,671	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2021 – August 31, 2021	24,267	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2021 – September 30, 2021	7,517	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	67,455			—	—
___________

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and

Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc. (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

November 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 5, 2021	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.