Form 10-K
period 2021-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2022-02-24
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Avenue, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (714,150,096 shares outstanding as of February 18, 2022)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest 699,123,098 units outstanding as of February 18, 2022)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the New York Stock Exchange) on June 30, 2021 was $12,045,958,569.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 19, 2022 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP Auditor Location: McLean, VA Audit Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2021 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2021. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2021 Annual Report on Form 10-K and in Host Inc.’s 2021 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings.

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

Item 1. Business

We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper upscale hotels. As of February 17, 2022, our consolidated lodging portfolio consists of 80 primarily luxury and upper-upscale hotels containing approximately 44,400 rooms, with substantially all located in the United States (five of the hotels are located outside of the U.S. in Brazil and Canada). In addition, we own non-controlling interests in five domestic and one international joint ventures that primarily own hotels. We also own non-controlling interests in a timeshare joint venture in Hawaii and in a joint venture that owns an asset management business.

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2021. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Business Strategy

Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term risk adjusted returns for our stockholders throughout all phases of the lodging cycle through a combination of appreciation in asset values, growth in earnings and the payment of dividends. The pillars of our strategy to achieve this objective and elevate our growth profile include:

•
Geographically diverse portfolio of hotels in the U.S. - Own a diversified portfolio of hotels in the U.S. in major urban and resort destinations. Target markets with diverse demand generators, high barriers to entry, favorable supply and demand dynamics and attractive long-term projected RevPAR growth;
•
Strong scale and integrated platform - Utilize our scale to create value through enterprise analytics, asset management and capital investment initiatives, while aiding external growth by leveraging scale as a competitive advantage to acquire assets befitting our strategy. Allocate and recycle capital to seek returns that exceed our cost of capital and actively return capital to stockholders;

•
Investment grade balance sheet - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all phases of the lodging cycle; and
•
Employer of choice and responsible corporate citizen - Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.

Geographically Diverse Portfolio.

We seek to have a geographically diversified portfolio in major markets and premier resort destinations in the U.S. We primarily focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. We have historically targeted acquisitions in the top 25 U.S. markets but also consider hotels in other markets which we believe have high growth potential and diverse demand generators. We focus generally on the following types of assets:

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

As one of the largest owners of Marriott and Hyatt hotels, our hotels primarily are operated under brand names that are among the most respected and widely recognized in the lodging industry. Within these brands, we have focused predominantly on the upper-upscale and luxury chain scales, as we believe these have a broad appeal for both individual and group leisure and business customers. In addition, we own several unbranded or soft-branded hotels that appeal to distinctive customer profiles in certain submarkets.

Strong Scale and Integrated Platform

Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to implement value-added real estate decisions and to assist our managers in improving operating performance and profitability. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify revenue-enhancement opportunities and cost efficiencies that can maximize the operating performance, long-term profitability and value of our real estate. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue opportunities. Our goal is to continue to differentiate our hotels within their competitive markets, drive operating performance and enhance the overall value of our real estate through the following:

•
Enhance operating performance and profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls.
•
Drive revenue growth by conducting detailed strategic reviews with our managers on markets and business mix to assist them in developing the appropriate group/transient mix, online presence to address a broad customer base, and market share targets for each hotel.
•
Work with leading brands, such as Marriott and Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have a selection of hotels managed by independent operators where we believe these operators have more flexibility to drive revenues and control costs to maximize profits.
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

For 2022, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We are constantly evaluating potential acquisitions of iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe the potential for growth is constrained or hotels with significant capital expenditure requirements that we do not believe would generate an adequate return.

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

We also seek to create and mine value from our existing portfolio through value enhancement initiatives and ROI projects. We believe these investments provide a significant opportunity to achieve returns well in excess of our cost of capital. We work closely with our managers to attempt to schedule these projects to minimize operational disruption and environmental impact. Value enhancement initiatives seek to maximize the value of real estate within our existing portfolio through its highest and best use. These projects may include hotel expansion, timeshare, office space or condominium units on excess land, redevelopment or expansion of existing retail space, and the acquisition of development entitlements. ROI projects are designed to improve the positioning of our hotels within their markets and competitive set. These projects include extensive renovations, including guest rooms, lobbies, food and beverage outlets; expansions and/or extensive renovation of ballroom and meeting rooms; major mechanical system upgrades; and green building initiatives and certifications. Also included are projects focused on increasing space profitability or lowering net operating costs, such as converting unprofitable or underutilized space into meeting space, adding guestrooms, and implementing energy and water conservation measures such as LED lighting, high-efficiency mechanical, electrical and plumbing equipment and fixtures, solar power, energy management systems, guestroom water efficient fixtures, and building automation systems.

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

Corporate Responsibility

We are committed to creating long-term value through investing responsibly in our business, environment, people and community. Our Corporate Responsibility ("CR") program is centered around the concept of responsible investment—an overarching strategy that guides our focus and actions across our three main themes of Environmental Stewardship, Social Responsibility and Governance:

•
Environmental Stewardship: We are investing in solutions that conserve and restore natural capital to assist us in mitigating climate change and biodiversity impacts with the goal of achieving best-in-class returns.
•
Social Responsibility: We are committed to advancing health, well-being and opportunity for all of our stakeholders, including investors, employees, partners and communities.
•
Governance: Our responsible investment strategies are guided by executive and board-level oversight, our EPIC values and ethical standards, and a disciplined approach to risk management and sustainable value creation.

The Real Estate Sustainability Accounting Standard issued by the Sustainability Accounting Standards Board (“SASB”) (now the Value Reporting Foundation) outlines the disclosure topics and accounting metrics for the real estate industry. The energy and water management metrics that best correlate with our industry include total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements.

Beginning in 2015, we contracted with a third-party to provide further verification of our energy and water consumption data. The charts below detail our Total Energy Consumption and Total Water Consumption for 2018 through 2020, the last three fiscal years for which data is available(1). The declines in Total Energy Consumption and Total Water Consumption for 2020 reflect the significant decrease in occupancy at our hotels as a result of the COVID-19 pandemic:

Energy
Megawatt Hours
1,500,000
1,400,000
1,300,000
1,200,000
1,100,000
1,000,000
900,000
800,000
700,000
600,000
500,000
2018
2019
2020
Total Energy Consumption

Water
3,000,000
2,750,000
2,500,000
2,250,000
2,000,000
1,750,000
1,500,000
1,250,000
Gallons In 1,000s
2018
2019
2020
Total Water Consumption

___________

(1) Energy and water metrics relate to our consolidated hotels owned for the entire year presented.

Our 2021 Corporate Responsibility Report, which details our CR program and responsible investment strategy, along with our environmental, social and governance performance and progress, including full SASB disclosure, was issued in September 2021. The contents of our Corporate Responsibility Report are not incorporated by reference into this Form 10-K and do not form a part of this Form 10-K.

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

Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth, but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but such supply may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. Online short-term rentals are a source of non-traditional supply for the industry, in both urban and resort destinations, including as a flexible option for apartment buildings and vacation homes. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation has the potential to limit supply growth for these online short-term rentals in many top markets, though the growth of professional management for legal rentals remains a key trend.

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2017 to 2021.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Total U.S. Industry Performance
Supply Growth
Demand Growth (Second Axis)
25 Yr Avg Supply Growth
RevPAR Growth (Second Axis)
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
60.0%
40.0%
20.0%
0.0%
-20.0%
-40.0%
-60.0%
2016
2017
2018
2019
2020*
2021*

Source: STR *2020 & 2021 Supply, Demand and RevPAR estimates reflect economic methodology that assumes no temporary hotel closures

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Total U.S. Luxury & Upper Upscale Performance
Supply Growth
Demand Growth (Second Axis)
25 Yr Avg Supply Growth
RevPAR Growth (Second Axis)
7.0%
5.0%
3.0%
1.0%
-1.0%
-3.0%
-5.0%
-7.0%
70.0%
50.0%
30.0%
10.0%
-10.0%
-30.0%
-50.0%
-70.0%
2016
2017
2018
2019
2020*
2021*

Source: STR *2020 & 2021 Supply, Demand and RevPAR estimates reflect economic methodology that assumes no temporary hotel closures

Our Customers. Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:

Transient business broadly represents individual business and/or leisure travelers. Historically, business travelers have made up the majority of transient demand at our hotels, although leisure has driven the majority of our demand during the COVID-19 pandemic in 2020 and 2021. Therefore, in general we will likely be more affected by trends in business travel than trends in leisure demand. The four key subcategories of rates offered to the transient business group are:

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
•
Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on the owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the manager fails to achieve these specified performance thresholds over a consecutive two-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.
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

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2021. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2021, unaffiliated limited partners owned 7.1 million OP units, which were convertible into 7.2 million Host Inc. common shares. Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 721.3 million common shares of Host Inc. outstanding at December 31, 2021.

Our operating structure is as follows:

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all our consolidated hotels to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Our TRS are subject to federal and state corporate income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units and the generation of asset management fees, subject to certain restrictions. The difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained or incurred by our TRS as taxable income or loss. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our hotels is subject to federal, state and, if applicable, foreign corporate income tax.

Our Consolidated Hotel Portfolio

As of February 17, 2022, we owned a portfolio of 80 hotels, of which 75 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 1% of our revenues in 2021 and 2020, and 2% in 2019, were attributed to the operations of these five foreign hotels.

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

Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 64.3% of our revenues in 2021 were generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

Our consolidated portfolio includes 29 hotels that have more than 500 rooms. The average age of our properties is 35 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements. In our consolidated portfolio, approximately 88% of our hotels, by room count, are managed by their own brand managers, and 12% are managed by independent managers as a franchise or as an independent brand.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 17, 2022:

Brand	Number of Hotels	Rooms	Percentage of Revenues ⁽¹⁾
Marriott:
Marriott	27	19,275	26.6%
Ritz-Carlton	5	1,890	11.5
Autograph Collection	2	500	0.6
Tribute Portfolio	1	173	—
JW Marriott	4	1,909	2.8
AC Hotels	1	165	0.2
W	1	424	0.5
St. Regis	1	232	0.4
Luxury Collection	1	645	5.2
Westin	8	3,968	6.7
Sheraton	2	2,150	2.3
Total Marriott	53	31,331	56.8
Hyatt:
Alila	1	59	0.6
Andaz	1	321	3.2
Grand Hyatt	4	3,633	5.7
Hyatt Place	1	426	0.8
Hyatt Regency	6	3,866	9.2
Total Hyatt	13	8,305	19.5
Hilton:
Curio	2	591	1.6
Hilton	1	223	0.7
Embassy Suites	1	455	0.6
Total Hilton	4	1,269	2.9
AccorHotels:
Swissôtel	1	662	0.9
Fairmont	1	450	3.7
ibis	1	256	0.1
Novotel	1	149	—
Total AccorHotels	4	1,517	4.7
Four Seasons	1	444	3.3
Other/Independent	5	1,495	9.0
	80	44,361	96.2%

___________

(1)
Based on our 2021 revenues; sold hotels accounted for the remaining 4% of our revenues. No individual hotel contributed more than 6% of total revenues in 2021. Hotels that are not considered upper upscale or luxury constitute less than 2% of our revenues.

By Location. The following table details the locations and numbers of rooms at our consolidated hotels as of February 17, 2022:

Location	Rooms	Location	Rooms
Arizona		Louisiana
AC Hotel Scottsdale North	165	New Orleans Marriott	1,333
The Phoenician, A Luxury Collection Resort	645	Maryland
The Camby Hotel	277	Gaithersburg Marriott Washingtonian Center	284
The Westin Kierland Resort & Spa	735	Massachusetts
California		Boston Marriott Copley Place ⁽¹⁾	1,144
Alila Ventana Big Sur	59	The Westin Waltham Boston	351
Axiom Hotel, San Francisco	152	Minnesota
Coronado Island Marriott Resort & Spa ⁽¹⁾	300	Minneapolis Marriott City Center	585
Grand Hyatt San Francisco	669	New Jersey
Hyatt Regency San Francisco Airport	790	Newark Liberty International Airport Marriott ⁽¹⁾	591
Manchester Grand Hyatt San Diego ⁽¹⁾	1,628	Sheraton Parsippany Hotel	370
Marina del Rey Marriott ⁽¹⁾	370	New York
Marriott Marquis San Diego Marina ⁽¹⁾	1,360	New York Marriott Downtown	515
San Francisco Marriott Fisherman's Wharf	285	New York Marriott Marquis	1,966
San Francisco Marriott Marquis ⁽¹⁾	1,500	Sheraton New York Times Square Hotel	1,780
Santa Clara Marriott ⁽¹⁾	766	Ohio
The Ritz-Carlton, Marina del Rey ⁽¹⁾	304	The Westin Cincinnati ⁽¹⁾	456
The Westin South Coast Plaza, Costa Mesa ⁽²⁾	393	Pennsylvania
Colorado		Philadelphia Airport Marriott ⁽¹⁾	419
Denver Marriott Tech Center	605	The Logan	391
Denver Marriott West ⁽¹⁾	305	Texas
The Westin Denver Downtown	430	Hotel Van Zandt, Austin	319
Florida		Houston Airport Marriott at George Bush Intercontinental ⁽¹⁾⁽³⁾	573
1 Hotel South Beach, Miami Beach	433	Houston Marriott Medical Center/Museum District ⁽¹⁾	398
Baker's Cay Resort Key Largo, Curio Collection by Hilton	200	Hyatt Regency Austin	448
Four Seasons Resort Orlando at Walt Disney World® Resort	444	JW Marriott Houston by the Galleria	516
Hilton Singer Island Oceanfront/Palm Beaches Resort	223	San Antonio Marriott Rivercenter ⁽¹⁾	1,000
Hyatt Regency Coconut Point Resort and Spa	462	San Antonio Marriott Riverwalk	512
Miami Marriott Biscayne Bay	600	The Laura Hotel, Houston	223
Orlando World Center Marriott	2,004	The St. Regis Houston	232
Tampa Airport Marriott ⁽¹⁾	298	Virginia
The Don CeSar	348	Hyatt Regency Reston	518
The Ritz-Carlton, Amelia Island	446	The Ritz-Carlton, Tysons Corner ⁽¹⁾	398
The Ritz-Carlton, Naples	447	Washington
The Ritz-Carlton Golf Resort, Naples	295	The Westin Seattle	891
YVE Hotel Miami	243	W Seattle	424
Georgia		Washington, D.C.
The Alida, Savannah, a Tribute Portfolio Hotel	173	Grand Hyatt Washington	897
Grand Hyatt Atlanta in Buckhead	439	Hyatt Regency Washington on Capitol Hill	838
JW Marriott Atlanta Buckhead	371	JW Marriott Washington, DC	777
Hawaii		The Westin Georgetown, Washington D.C.	267
Andaz Maui at Wailea Resort	321	Washington Marriott at Metro Center	459
Fairmont Kea Lani, Maui	450	Brazil
Hyatt Place Waikiki Beach	426	ibis Rio de Janeiro Parque Olimpico	256
Hyatt Regency Maui Resort and Spa	810	JW Marriott Hotel Rio de Janeiro	245
Illinois		Novotel Rio de Janeiro Parque Olimpico	149
Chicago Marriott Suites Downers Grove	254	Canada
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	455	Calgary Marriott Downtown Hotel	388
Swissôtel Chicago	662	Marriott Downtown at CF Toronto Eaton Centre ⁽¹⁾	461
The Westin Chicago River North	445	Total	44,361

___________

(1)
The land on which this hotel is built is leased from a third-party under one or more lease agreements.
(2)
The land, building and improvements are leased from a third-party under a long-term lease agreement.

(3)
This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 13% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 17, 2022 by each market location based on its percentage of 2021 revenues:

Revenues By Market Location [(1)]

Maui/Oahu 13%
Florida Gulf Coast 10%
Phoenix 9%
San Diego 8%
Miami 8%
New York 6%
Orlando 6%
San Francisco/San Jose 4%
Washington, D.C. (CBD) 4%
Jacksonville 3%
Houston 3%
Boston 2%
Chicago 2%
Northern Virginia 2%
San Antonio 2%
Philadelphia 2%
Los Angeles/Orange County 2%
Atlanta 1%
New Orleans 1%
Austin 1%
Seattle 1%
Denver 1%
Other Domestic 4%
International 1%

___________

(1)
Our sold hotels accounted for 4% of our 2021 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 17, 2022, owned, or owned an interest in, 10 hotels. Due to the ownership structure and economic or participating rights of our partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities are as follows:

Noble Joint Venture. While our primary investment focus is the upper-upscale and luxury chain scales, we also seek opportunities to elevate our growth profile through investment in select service hotels, extended stay hotels and new development deals. As such, on January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, a leading private hospitality asset manager in the upscale, select service and extended stay chain scales, and certain other entities and persons related to Noble Investment Group, LLC. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a non-voting minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment

Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds beginning as of closing, and (c) proceeds received from general partner commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund.

Upon certain triggers being met, we have the ability to acquire up to 100% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. To the extent certain triggers are met and we have not exercised our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise its put right to cause us to purchase up to an additional 26% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC.

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

As of December 31, 2021, the Asia/Pacific JV has invested approximately $109 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, India, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

For additional information see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a hotel is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as Alila®, Andaz®, Fairmont®, Four Seasons®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Embassy Suites®, Hilton®, Hyatt®, Kimpton®, Marriott®, Marriott Marquis®, Autograph Collection®, Curio – A Collection by Hilton®, Marriott Suites®, Pullman®, Sheraton®, Swissôtel®, Tribute Portfolio® and Westin®.1 While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the lodging industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short-term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotels in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities as we attempt to position our portfolio to best take advantage of changes in markets and travel patterns of our customers.

___________

[1] This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Operations in 2021 continued to be affected by the COVID-19 pandemic, resulting in hotel sales for our consolidated portfolio that were approximately 14%, 22%, 29% and 35% for the first, second, third and fourth calendar quarters, respectively. In 2019, prior to the pandemic, our sales were approximately 26%, 27%, 23% and 24% for the first, second, third and fourth calendar quarters, respectively.

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

Our hotels also are subject to various other forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we have in the past and may in the future incur capital expenditures to make our hotels accessible. These and other building laws and regulations may be changed from time to time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, the imposition of civil penalties in cases brought by the Justice Department or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures.

Human Capital Resources

As of February 17, 2022, we had 160 employees, all of whom work in the United States, including our regional office in Miami. The current average tenure of our employees is more than 13 years and the voluntary and total turnover rates in 2021 were 6% and 8%, respectively. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans. Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values of Excellence, Partnership, Integrity and Community, and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. In order to ensure that we are meeting our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.

Our CEO is a part of the CEO Action for Diversity & Inclusion initiative in order to continue to advance diversity and inclusion within our workplace, along with our formal diversity and inclusion initiative. We also provide unconscious bias training to our employees. As of December 31, 2021, our total workforce consists of 43% men and 57% women, with 44% of management positions held by women. Our workforce also consists of 35% minorities, with 19% of management positions held by minorities.

The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel manager in Brazil. The employees at all of our U.S. and Canadian hotels are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees.

Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force. Employees of our third-party hotel managers at 17 of our hotels, representing approximately 28% of our total room count, are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.” None of Host’s employees are covered by collective bargaining agreements.

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

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations, which also contain important information about us, and we update those presentations periodically. The website has a Governance page in the Our Company section that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Culture and Compensation Committee and the Nominating, Governance and Corporate Responsibility Committee. Copies of these charters and policies, Host Inc.’s Bylaws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 4747 Bethesda Avenue, Suite 1300, Bethesda, Maryland 20814, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

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

Since first reported in December 2019, the novel coronavirus that causes the COVID-19 disease has spread globally, including to every state in the United States. The pandemic has significantly adversely impacted U.S. and global economic activity, resulted in a global recession in 2020, and has contributed to significant volatility in financial markets. The global impact of the outbreak continues to be rapidly evolving. While many of the initial restrictive measures put in place in jurisdictions where we own hotels have been lifted, the pandemic continues to have a material adverse effect on operations and future bookings and is expected to continue to have a material negative impact on our financial results and cash flows. Many of our hotels are still operating significantly below pre-pandemic occupancy.

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
•
a sharp decline in group and business travel resulting from (i) restrictions on travel imposed by governmental entities, public institutions and employers, (ii) the postponement or cancellation of conventions and conferences, music and arts festivals, sporting events and other large public gatherings, and (iii) limits on occupancy for amusement parks, museums and other tourist attractions; and
•
increased operating costs from implementing enhanced cleaning protocols and other COVID-19 mitigation practices as well as employee severance and furlough costs. Even after the COVID-19 pandemic subsides, we could experience a longer-term impact on our costs. For example, our managers may need to enhance health and hygiene requirements at our properties in an attempt to counteract future outbreaks.

The duration of the COVID-19 pandemic and its impact on our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued scope and severity of the pandemic and existing and future variants of the COVID-19 virus, vaccination rates, governmental actions taken to contain the pandemic or to mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess its full adverse economic impact on our business, financial condition, results of operations, liquidity and cash flows. The effects of the COVID-19 pandemic also may have the effect of heightening our other risk factors disclosed in this section.

Our revenues and the value of our hotels are subject to conditions affecting the lodging industry.

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product. Because lodging industry demand typically follows the general economy, the lodging industry is highly cyclical, which contributes to potentially large fluctuations in our financial condition and our results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations. In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenues during an economic downturn, as compared to hotels in other categories that have lower room rates. Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•
the effect on lodging demand of changes in national and local economic and business conditions, including concerns about the duration and strength of U.S. economic growth, inflation, global economic prospects, consumer confidence and the value of the U.S. dollar;
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
•
the impact of geopolitical developments outside the U.S., such as the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, trade tensions and tariffs between the United States and its trading partners such as China, or international conflicts, all of which could affect global travel and lodging demand within the United States;
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

As of December 31, 2021, we and our subsidiaries had total indebtedness of approximately $4.9 billion. We significantly increased our indebtedness due to the pandemic and utilized the revolver portion of our credit facility in order to increase our cash position and to preserve financial flexibility in light of the impact resulting from COVID-19, which borrowings were repaid in 2021 and 2022. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

In addition, certain covenants in our credit facility also require us and our subsidiaries to meet financial metrics which are currently modified due to the pandemic. The restrictive covenants in our senior notes and credit facility reduce our flexibility in conducting our operations and limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

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
•
Risks related to change in economic and market conditions between development commencement and hotel stabilization.

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

The hotels managed by Marriott International account for most of our revenues and operating income. Adverse developments in Marriott’s business and affairs or financial condition could have a material adverse effect on us.

Approximately 57% of our hotels (as measured by 2021 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. In 2022, collective bargaining agreements will expire at hotels in San Francisco and Seattle. Those negotiations potentially could result in disruptions in operations and additional costs. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.

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

We need to make capital expenditures in order to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. We also are required by our hotel management agreements to make agreed upon capital expenditures to our hotels. In addition, the timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our hotels in accordance with brand standards set by our managers, they may terminate the management agreement.

Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or the threat of a terrorist attack.

Hotels in the following cities and states represented approximately 75% of our 2021 revenues: New York, Washington, D.C., San Diego, San Francisco, Florida, Hawaii, Houston and Phoenix. An economic downturn, an increase in hotel supply in these cities and markets, a natural disaster, a terrorist attack or similar disaster in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, during the COVID-19 pandemic, large urban markets with enhanced restrictions on social gatherings, such as New York and San Francisco where we have a significant number of hotels, have been disproportionately impacted by the decline in lodging demand. Additionally, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.

We may acquire or develop hotels in joint ventures with third parties that could result in conflicts.

We have made investments in joint ventures and are exploring further investment or development opportunities. We may, from time to time, invest as a co-venturer in other entities owning hotels instead of purchasing them directly. We also may sell interests in existing hotels or existing entities to a third-party as part of forming a joint venture with the third-party. Investments in joint ventures may involve risks not present were a third-party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers may control or share control over the operations of a joint venture. Actions by a co-venturer also could subject the hotels to additional risks because our co-venturer might have economic or business interests or goals that are inconsistent with our interests or goals. Disputes between us and our partners or co-venturers may result in litigation that would increase our expenses and may negatively impact hotel operations.

Some potential losses are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption, cyber threats, terrorism and other risks with respect to all our hotels and other properties. In a limited number of instances, and certain coverages related to hotel managers’ employer status, hotels instead may be insured under the hotel manager’s policies. As of February 2022, all consolidated hotels currently are covered under the company’s property insurance. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Our property insurance policies also provide that all of the claims from each of our properties resulting from a particular insurable event must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded and, in the case where the manager of one of our hotels provides this coverage, any such claims will be combined with the claims of other owners participating in the manager’s program for the same purpose. Therefore, if an insurable event occurs that affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida or up the East Coast, claims from each of our hotels would be aggregated against the policy limit or sub-limit and likely would exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits, and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism.

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

Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, could materially adversely affect our business and results.

Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems have been and continue to be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption (e.g., due to ransomware); cyber-terrorism; viruses, worms or other malicious software programs; social engineering (e.g., phishing); and employee error, negligence, malfeasance or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems or by exploiting vulnerabilities in third-party software, technologies, tools, services or systems. The risks from these cyber threats are significant and, Marriott International, the manager of a majority of our hotels, experienced a material data security breach involving the unauthorized access to the Starwood guest reservation database between 2014 and 2018. The UK Information Commissioner's Office has fined Marriott £18.4 million, and Marriott remains subject to other lawsuits and investigations arising around the world. No assurances can be made as to the outcome of these lawsuits or investigations.

We rely on the security systems of our managers to protect proprietary and hotel customer information from these threats. Any compromise of our managers’ networks could result in a disruption to our managers’ operations, such as the disruption in fulfilling guest reservations, delayed bookings or sales, or lost guest reservations. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, in increased costs (e.g., to comply with regulatory requirements or to remediate systems) and in potential litigation, regulatory enforcement and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub-limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as disclosed by Marriott in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our future business, financial condition and results of operations.

In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes and information. There can be no assurance that the security measures we, our managers or third party providers have taken to protect systems and information will detect or prevent failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers. This is particularly so because cyberattack methodologies change frequently or are often not recognized until launched. We, our managers and third-party providers may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using techniques and tools designed to avoid detection, to circumvent security controls, and to remove or obfuscate forensic evidence.

Disruptions in service, system shutdowns and security breaches in the information technologies and systems we, our managers or third-party providers maintain, including unauthorized access to or disclosure of confidential information, could have a material adverse effect on our business or financial reporting, subject us to liability claims or regulatory penalties, which amounts could be significant as the White House, SEC, and other regulators have increased their focus on companies' cybersecurity vulnerabilities and risks, and increase the costs of compliance and remediation. We currently maintain cyber insurance, which includes coverage for third-party liability (damages and settlements to third parties) and first-party loss (costs incurred by us in response to a network security or privacy event). However, as with our operator’s coverage, our policy is subject to limits and sub-limits for certain types of claims and we do not expect that this policy will cover all the losses that we could experience from these exposures.

In addition, data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving. New U.S. privacy and security laws, such as the California Consumer Privacy Act and similar laws being enacted in other states, are introducing significant privacy rights and, in the California Consumer Privacy Act's case, a private right of action for certain types of data breaches. Failure to comply with current and future laws, industry standards and other legal obligations or any security incident resulting in the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties or adverse publicity and could cause a material adverse effect on both the managers of our hotels and our business and results of operations. We and our managers also may be required to invest significant resources to comply with regulatory requirements, to enhance our information security controls, and to investigate and remediate any security vulnerabilities.

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

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes, flooding and extreme temperatures, any of which could have a material adverse effect on our hotels, operations and business including, but not limited to, by damaging properties, by increasing the costs associated with our properties, or by decreasing the attractiveness of certain locations. Over time, our coastal markets are expected to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

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
•
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
•
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

•
Certain charter amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and other provisions, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. These provisions may make it more difficult to amend Host Inc.’s charter to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.

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

To qualify as a REIT, each of Host Inc. and our subsidiary REIT is required to satisfy the requirements of several asset and gross income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which assets are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT asset and gross income tests requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our hotel leases, interests in subsidiaries, or interests in the securities of other issuers will not cause a violation of the REIT gross income and asset tests requirements.

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional corporate income tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which it does not qualify as a REIT would reduce its cash flow available for investment, debt service or dividends to its stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to pay dividends to its stockholders as a condition to REIT qualification, and any dividends paid to stockholders would be taxable as regular C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

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

A REIT may own up to 100% of the equity interests of an entity that is a regular C corporation for federal income tax purposes if the entity is a TRS. A TRS may own assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if owned or earned directly by a REIT, including revenues from hotel operations. Both the REIT and its regular C corporation subsidiary must jointly elect to treat such regular C corporation subsidiary as a TRS. A regular C corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock or securities automatically will be treated as a TRS. For taxable years beginning after December 31, 2017, no more than 20% of the total value of a REIT’s assets may consist of stock or securities of one or more TRS.

Our TRS will pay federal corporate income tax and applicable state and local corporate income tax and, if applicable, foreign corporate income tax on its taxable income. The after-tax net income of our TRS will be available for distribution to us as a taxable dividend to the extent of its accumulated earnings and profits, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 20% of the total value of our assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with this 20% requirement. There can be no assurance, however, that we will be able to comply with the 20% value limitation discussed above.

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

New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions did not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income at regular C corporation income tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

Risks Relating to Redemption of OP Units

A holder who offers its OP units for redemption may have adverse tax consequences.

A limited partner who elects to redeem its OP units will be treated for federal and state income tax purposes as having sold the OP units, resulting in a taxable event to such limited partner. The gain or loss recognized by the limited partner is measured by the difference between the amount realized and the tax basis of the OP units redeemed (which tax basis includes the amount of the qualified nonrecourse liabilities of Host L.P. allocated to the redeemed OP units). It is possible that the amount of gain and/or the tax liability related thereto that the limited partner recognizes and pays could exceed the value of the common stock or cash received from the redemption of its OP units.

General Risk Factors

Shares of Host Inc.’s common stock that are or become available for sale could affect the share price of Host Inc.’s common stock.

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2021, there are approximately 7.1 million Host L.P. OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. At December 31, 2021, there were approximately seven million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain non-consolidated properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2021, approximately 34% of our debt is subject to floating interest rates. Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.

A portion of our long-term indebtedness, specifically $1.0 billion of term loans denominated in U.S. dollars, bears interest at floating interest rates based on USD-LIBOR. We expect to transition from LIBOR to another reference rate due to the expected cessation of the LIBOR reference rate. In March of 2021, the UK Financial Conduct Authority (FCA) published a statement confirming that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month U.S. dollar settings and (ii) immediately after June 30, 2023, in the case of all other remaining U.S. dollar settings. Accordingly, LIBOR for the primary LIBOR rates under our credit facility will be discontinued after June 30, 2023, and, until our credit facility is modified to provide for a specific benchmark replacement, it is unclear what rate will apply to such credit facility debt. Such transition could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated and adverse consequences.

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

Our hotels are subject to requirements and potential liabilities under various foreign and U.S. federal, state and local environmental laws, ordinances and regulations. Unidentified environmental liabilities could arise and have a material adverse effect on our financial condition and performance. Additionally, even after we have sold a hotel, we may be liable for environmental liabilities attributable to events that occurred during our ownership. Federal, state and local laws and regulations relating to the protection of the environment may require a current or previous owner or operator of real estate to investigate and remediate hazardous or toxic substances or petroleum product releases at the property. The owner or operator may be required to pay a governmental entity or third parties for property damage, and for investigation and remediation costs incurred by the parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants. Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all the clean-up costs incurred. In addition, third parties may sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site. Environmental laws also govern the presence, maintenance and removal of toxic or hazardous substances. These laws require that owners or operators of buildings properly manage and maintain these substances and notify and train those who may come into contact with them and undertake special precautions. These laws may impose fines and penalties on building owners or operators who fail to comply with these requirements and may allow third parties to seek recovery from owners or operators for personal injury associated with exposure to toxic or hazardous materials.

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

Item 4. Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 17, 2022. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	83

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.

James F. Risoleo President, Chief Executive Officer and Director	66

James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.

Sourav Ghosh Executive Vice President and Chief Financial Officer	45

Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer and treasurer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	47

Julie P. Aslaksen joined our company in November 2019 as executive vice president, general counsel and secretary. Prior to joining our company, Ms. Aslaksen served as vice president and general counsel at General Dynamics Information Technology ("GDIT") from 2017 to 2019. Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as staff vice president, deputy general counsel and assistant secretary.

Joanne G. Hamilton Executive Vice President, Human Resources and Corporate Responsibility	64

Joanne G. Hamilton joined our company as executive vice president, human resources in January 2010. Prior to joining our company, she was the chief human resource officer for Beers & Cutler from 2007 to 2010.

Michael E. Lentz Executive Vice President Development, Design & Construction	58

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

Joseph C. Ottinger Senior Vice President, Corporate Controller	45

Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president and corporate controller.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	49

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

As of February 18, 2022, there were 16,476 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 18, 2022, there were 1,135 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock. Under the terms of our credit facility amendment, redemptions must be made with Host Inc. common stock if our leverage ratio exceeds 7.25:1.00, calculated on a trailing twelve month basis.

Stockholder Return Performance

The following graph compares the five-year cumulative total stockholder return on the common stock of Host Inc. against the cumulative total returns of the Standard & Poor’s Corporation Composite 500 Index and the National Association of Real Estate Investment Trust (“NAREIT”) Lodging Index. The graph assumes an initial investment of $100 in the common stock of Host Inc. and in each of the indices, and also assumes the reinvestment of dividends.

Comparison of Five-Year Cumulative Stockholder Returns 2016 – 2021

250
200
150
100
50
0
Dollars
2016
2017
2018
2019
2020
2021
Host Hotels & Resorts, Inc.
NAREIT Lodging Index
S&P 500 Index

	2016	2017	2018	2019	2020	2021
Host Hotels & Resorts, Inc.	$100.00	$110.22	$96.83	$112.94	$90.69	$107.79
NAREIT Lodging Index	$100.00	$107.16	$93.43	$108.05	$82.55	$97.59
S&P 500 Index	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2021 Host Inc. Purchases of Equity Securities

On February 22, 2017, Host Inc. announced a program to repurchase up to $500 million of its common stock and on August 5, 2019, we announced an increase in the repurchase program from $500 million to $1 billion. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 – October 31, 2021	—	$—	—	$371
November 1, 2021 – November 30, 2021	—	—	—	371
December 1, 2021 – December 31, 2021	—	—	—	371
Total	—	$—	—	$371

___________

* Prices shown are exclusive of commissions paid.

Item 5. Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 18, 2022 was 1,135. The number of outstanding common OP units as of February 18, 2022 was 699,123,098, of which 688,912,056 were owned by Host Inc.

Fourth Quarter 2021 Host L.P. Purchases of Equity Securities

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2021 – October 31, 2021	14,556	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
November 1, 2021 – November 30, 2021	—	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
December 1, 2021 – December 31, 2021	1,708	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	16,264			—	—

___________

* Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020. For a discussion and analysis of the year ended December 31, 2020 compared to the same period in 2019, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2020, filed with the SEC on February 25, 2021.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2021. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 17, 2022, we own 80 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 10 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 76%, 19%, and 5%, respectively, of our 2021 room sales. Business travelers make up the majority of transient demand at our hotels. Therefore, we will be significantly more affected by trends in business travel than by trends in leisure demand. However, due to the effects of the COVID-19 pandemic, demand during the period April 2020 to present primarily has been driven by leisure customers. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.

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

In response to the pandemic, we and our managers, as applicable, have accomplished the following actions:

•
Reopened all hotels that had suspended operations at the start of the COVID-19 pandemic;
•
Implemented portfolio-wide cost reductions, resulting in a reduction of pro forma hotel operating costs across the portfolio by nearly 40% in 2021, compared to 2019. While we expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions, we also expect hotel operating costs to increase more in line with total revenues over time as hotels continue to transition from their contingency level operational plans to increased staffing and spending levels;
•
Suspended contributions to certain of our hotels’ FF&E escrow accounts through December 31, 2021, which were reinstated beginning in 2022;
•
Accessed the full $1.5 billion under the revolver portion of the credit facility in 2020, as a precautionary measure in order to increase our cash position and preserve financial flexibility, and subsequently repaid $800 million in 2021 and the remainder in 2022, as operations began to recover and we returned to cash flow positive hotel operating results;
•
Further amended the credit agreement governing our $1.5 billion revolving credit facility and two $500 million term loans in 2021. Under the amendments, the quarterly-tested financial covenants were waived beginning July 1, 2020 until the required financial statement reporting date for the second quarter of 2022. As a result of improving operations during the year, we were able to exit the waiver period following submission of our September 2021 results, and will be required to meet the modified financial covenants, under the terms of the amendment, through the end of 2022; and

•
Suspended regular quarterly common cash dividends beginning with the second quarter of 2020 through the fourth quarter of 2021 and stock repurchases until further notice. Subsequent to year-end, we announced a regular quarterly dividend of $0.03 on our common stock. All future dividends are subject to approval by the Board of Directors.

We have not filed for any relief under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) or the American Rescue Plan Act; however, several of our operators, including Hyatt and Marriott, have filed for the Employee Retention Credit (“ERC”) to partially offset the costs of their furloughed hotel employees under Title II of the CARES Act. Benefits received by our operators from the ERC related to their employees working at our hotels ultimately benefit us as we bear the expense for the wages and benefits of all persons working at our hotels.

The impact of the COVID-19 pandemic on the company remains fluid, as does our corporate and property-level response, together with the response of our hotel operators. While vaccination rates have increased during the year, there remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic, including the potential impact of new variants, and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Understanding Our Performance

Our Revenues and Expenses. Our hotels are operated by third-party managers under long-term agreements, pursuant to which they typically earn base and incentive management fees based on the levels of revenues and profitability of each hotel. We provide operating funds, or working capital, which the managers use to purchase inventory and to pay wages, utilities, property taxes and other hotel-level expenses. We generally receive a cash distribution from our hotel managers each month, which distribution reflects hotel-level sales less property-level operating expenses (excluding depreciation).

Operations from our domestic portfolio account for approximately 99% of our total revenues and 1% relate to our five hotels in Canada and Brazil. Because of the significant adverse impact that the COVID-19 pandemic had on our operations during 2020 and 2021, we believe that a better understanding of the revenue mix of our hotels is obtained by providing 2019 revenue percentages. Therefore, the following table presents the components of our hotel revenues as a percentage of our total revenues for each of 2021 and 2019:

		% of 2021 Revenues	% of 2019 Revenues
●	Rooms revenues. Occupancy and average daily room rate are the major drivers of rooms revenues. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	64%	63%
●	Food and beverage revenues. Food & beverage revenues consist of revenues from group functions, which may include banquet revenues and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our hotels.	23%	30%
●	Other revenues. Occupancy, the nature of the hotel (e.g., resort) and its price point are the main drivers of other ancillary revenues, such as attrition and cancellation fees, resort and destination fees, parking, golf courses, spas, entertainment and other guest services. This category also includes other rental revenues.	12%	7%

Hotel operating expenses represent approximately 97% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

		% of 2021 Operating Costs and Expenses	% of 2019 Operating Costs and Expenses
●	Rooms expenses. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expenses. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	16%	19%
●	Food and beverage expenses. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	16%	24%
●	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, allocated brand costs, sales and marketing, repairs and minor maintenance and utility costs.	28%	28%
●	Management fees. Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain thresholds.	3%	5%
●	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	10%	8%
●	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures. This component also can include impairment expense.	24%	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 55% and 58% of our rooms, food and beverage, and other departmental and support expenses in 2021 and 2019, respectively.

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

In discussing our operating results, we typically present RevPAR and certain other financial data on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between years. For this reason, we are temporarily suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2021, but do not include the results of operations for properties sold in 2019, 2020 or 2021; and (2) operating results for acquisitions in the current and prior years are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Summary of 2021 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2021 (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	2021	2020	Change
Total revenues	$2,890	$1,620	78.4%
Net loss	(11)	(741)	98.5%
Operating loss	(250)	(953)	73.8%
Operating loss margin under GAAP	(8.7)%	(58.8)%	5,010 bps
EBITDAre ⁽¹⁾	$542	$(233)	N/M
Adjusted EBITDAre ⁽¹⁾	$532	$(168)	N/M

Diluted loss per share	$(0.02)	$(1.04)	98.1%
NAREIT FFO per diluted share ⁽¹⁾	0.60	(0.31)	N/M
Adjusted FFO per diluted share ⁽¹⁾	0.61	(0.17)	N/M

All Owned Hotel Data:
	2021 Owned Hotels ⁽¹⁾
	2021	2020	Change
All owned hotel revenues (pro forma) ⁽¹⁾	$2,933	$1,678	74.8%
All owned hotel EBITDA (pro forma) ⁽¹⁾	636	(129)	N/M
All owned hotel EBITDA margin (pro forma) ⁽¹⁾	21.7%	(7.7)%	N/M
Change in all owned hotel Total RevPAR	74.6%
Change in all owned hotel RevPAR	87.6%

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

N/M = Not meaningful.

Revenues

Total revenues increased $1,270 million, or 78.4%, compared to 2020, due to strong leisure demand at our resort hotels during the year and the limited return of business and group travel in the second half of the year. All owned hotel pro forma RevPAR increased 87.6%, compared to 2020, due to a 19.7 basis point increase in occupancy and a 6.8% increase in average room rate. All owned hotel pro forma Total RevPAR increased 74.6% for the year as increases in occupancy led to improved food and beverage revenues (see “Statement of Operations Results and Trends”).

Following unprecedented occupancy declines in 2020, RevPAR experienced sequential quarterly growth throughout 2021, resulting in year over year RevPAR improvements in all of our markets and Total RevPAR improvements in all but one market, compared to 2020. While the portfolio as a whole continues to lag 2019 operations, all owned hotel Total RevPAR in our Miami market led the portfolio, with an increase of 9.3%, compared to 2019, followed by our Jacksonville and Maui/Oahu markets with decreases of 0.7% and 9.4%, respectively, compared to 2019. The strong relative performance of these markets was driven primarily by continued leisure demand at our resort properties, which has allowed our operators to drive average room rates in excess of 2019 levels. Our Florida Gulf Coast and Phoenix hotels also outperformed the portfolio, with declines of 12.6% and 17.4%, respectively, compared to 2019. Our hotels in San Francisco/San Jose and New York, our two largest markets by room count, experienced declines of 75.3% and 69.8%, respectively, compared to 2019, due to the slow return of group and business travel at our urban hotels. Similarly, our Boston and Seattle markets continue to lag the portfolio, with declines of 70.6% and 70.4%, respectively, compared to 2019.

Operating Profit

Operating trends improved sequentially throughout the year, as vaccine distribution has continued and jurisdictions have lessened COVID-19 restrictions. In particular, resort destinations continue to drive the portfolio, with RevPAR levels that are approaching or exceeding 2019 levels. At the same time, hotel-level operating costs are increasing at lower rates, as hiring did not keep pace with the improvement in operations at these resort destinations. The lag in hiring is due to the challenging labor environment across the industry, which has hindered our managers' ability to adjust staffing levels commensurate with the increase in demand. We anticipate that hotel-level operating costs over time will increase at a higher rate, as our hotel managers adjust back to more normalized levels of operations.

As a result, operating profit (loss) margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) improved to (8.7)% in 2021, compared to (58.8)% in 2020. Operating profit margins under GAAP also are affected significantly by several items, including dispositions, depreciation expense and corporate expenses. Our all owned hotel pro forma EBITDA margins, which exclude these items, improved to 21.7% for the year, up from (7.7)% in 2020.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net loss for Host Inc. was reduced by $730 million in 2021 to a loss of $11 million. The improvement was primarily due to improving operations at our hotels, as well as a $98 million increase in other gains, consisting primarily of higher gain on sale of assets in 2021 as compared to 2020. These results led to a diluted loss per common share for Host Inc. of $0.02. Adjusted EBITDAre and Adjusted FFO per diluted share, which exclude gain on sale of assets, among other items, increased to $532 million and $0.61, respectively, in 2021. Operations improved throughout the year, with the fourth quarter being the strongest for each of net income, Adjusted EBITDAre and Adjusted FFO per diluted share.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

2022 Outlook

The COVID-19 pandemic continues to severely impact macroeconomic and industry expectations for 2022. While year-over-year growth in real GDP and business investment for 2021 saw a strong rebound from 2020, rising case rates, new virus variants, accelerating inflation and the associated policy response pose ongoing risks in the coming year. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 3.7% for 2022, while business investment is anticipated to increase 5.0%. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting the unpredictability of new COVID-19 variants and varying analyst assumptions surrounding the impact of supply chain disruptions, labor shortages in key industries and inflation expectations.

Hotel supply growth is anticipated to remain below the long-term historical average in 2022, as social distancing measures and supply chain challenges have resulted in project delays across the U.S. However, the pandemic has had an outsized impact on our industry demand. As a result, RevPAR recovery to pre-pandemic levels is lagging that of the broader U.S. economy, despite lower supply growth. Luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. While we have seen improving trends across all location types, we anticipate that these factors will persist well into 2022.

As a result of the significant uncertainties related to the impact of new virus variants and broader macroeconomic trends in 2022, we anticipate that the industry outlook will continue to be weighed down by the slower return of corporate and group travel, as many businesses and employees remain cautious. While leisure demand drove strong rate growth and RevPAR improvements at many of our resort properties in 2021, the delayed return to office and slow return of conferences are likely to continue to constrain business transient and group travel in the near term. Therefore, the timing and trajectory of the recovery is difficult to forecast due to a wide range of customer responses to vaccines and the virus, seasonal shifts in the mix of business and leisure demand, as well as a condensed booking window for hotel rooms. While we currently anticipate year-over-year RevPAR growth for 2022, we cannot provide a full year forecast for RevPAR at this time. We believe that the continued recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and the return of corporate and group travel. Accordingly, we believe that the impact of the recovery on specific markets and industries will be uneven.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel. For more information on the risks that can affect our future results, see Part 1 Item 1A. “Risk Factors.”

Strategic Initiatives

For 2022, we intend to continue our disciplined approach to capital allocation in order to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise. At the same time, we will opportunistically sell hotels when market conditions permit. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.

Acquisitions. During 2021, we completed the following acquisitions:

•
the 448-room Hyatt Regency Austin for $161 million;
•
the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for $610 million;

•
the Royal Ka’anapali and Ka’anapali Kai golf courses, adjacent to our Hyatt Regency Maui hotel, for $28 million;
•
the 200-room Baker's Cay Resort Key Largo, Curio Collection by Hilton, for $200 million;
•
a 223-room luxury downtown Houston hotel, subsequently rebranded as The Laura Hotel, part of the Autograph Collection by Marriott, for $65 million;
•
the 59-room Alila Ventana Big Sur for $150 million;
•
the 173-room Alida, Savannah for $103 million; and
•
the 319-room Hotel Van Zandt for approximately $246 million, including $4 million for the FF&E reserve fund. In connection with the acquisition of the Hotel Van Zandt, we assumed a nonrecourse $102 million mortgage loan with a fair value of $105 million.

Other Investments. Subsequent to year-end, we invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a non-voting minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds beginning as of closing, and (c) proceeds received from general partner commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund. We also have the opportunity to increase our investment in Noble’s business. See Item 1 – “Business “for more information.

Dispositions. We completed the sale of six hotels in 2021 for a total price of $748 million, including the purchasers' deposit of $14 million for FF&E replacement funds that were received by the properties at closing. These dispositions included a five-hotel portfolio consisting of the Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport, and The Whitley, in addition to the W Hollywood.

Subsequent to year-end, we also sold the Sheraton Boston Hotel for $233 million, which includes $163 million due from the purchaser under a bridge loan.

Financing transactions. Senior Notes. On November 23, 2021, we issued $450 million of 2.9% Series J senior notes in an underwritten public offering for proceeds of $439 million, net of discounts, underwriting fees and expenses. The Series J senior notes are due in December 2031 and interest is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2022. The proceeds of this issuance were used to redeem our $400 million 3.75% Series D senior notes due 2023, including a prepayment premium of $22 million. The Series J senior notes have been designated as green bonds, as an amount equal to the net proceeds will be allocated to eligible green projects.

Credit Facility. In February 2021, we further amended the terms of our credit facility to extend the existing waiver of quarterly-tested financial maintenance covenants until the required financial statement reporting date for the second quarter of 2022. During the year, we exited the waiver period prior to the first scheduled covenant test and will be required to meet the modified financial covenants, under the terms of the amendment, through the end of 2022, after which the covenant levels resort to what they were prior to the amendments. During the year, we also repaid $800 million under the revolver portion of our credit facility and subsequent to year end we repaid the remaining revolver balance.

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. As of December 31, 2021, our weighted average interest rate is 3.1% and our weighted average debt maturity is 5.1 years. We have a debt balance of $4.9 billion and no significant debt maturities until 2024. Following the repayment of the revolver portion of the credit facility subsequent to year end, the debt balance is $4.2 billion.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8 “Financial Statements and Supplementary Data – Note 5. Debt” in the Notes to Consolidated Financial Statements.

Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2021, we spent approximately $427 million on capital expenditures, of which $293 million represented return on investment (“ROI”) capital expenditures and $134 million represented renewal and replacement projects. ROI capital projects completed during the year include 19 additional luxury villas at the Andaz Maui at Wailea Resort and construction of a 1.5-acre water park at The Ritz-Carlton Naples Golf Resort.

In addition, hotels in certain regions are subject to weather related events, including hurricanes, wildfires, floods and rising sea levels. To mitigate these physical risks, we complete specific capital expenditure projects, including replacements and restorations of exterior walls, windows, roofs, doors and grounds, and distributed energy systems to further increase the resilience of our hotels. A portion of our capital expenditures for 2021 include these types of projects, which we expect to continue in future years. While the number of projects and overall cost varies from year to year, approximately 5% our capital expenditures have related to these types of projects over the past six years.

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

Approximately 85% of the total estimated costs of the program have been spent as of December 31, 2021. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019 and projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020. During 2021, we completed the projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott. Subsequent to year end, we also completed projects at the Houston Marriott Medical Center and Marina del Rey Marriott.

In 2022, we also have several projects apart from the Marriott transformational capital program that seek to add value to our existing portfolio over time. These projects include:

•
Expansions at the Orlando World Center Marriott – development and construction of a 2.3-acre waterpark and a 60,000 gross square-foot meeting space expansion, which is underway and expected to be completed in the first half of 2022;
•
The Ritz-Carlton Naples – a tower expansion and extensive guestroom renovation that will increase the number of suites at the property, paired with the redevelopment of public and meeting space, including the addition of a new pool and cabanas, which are expected to be completed in the fourth quarter of 2022; and
•
Fairmont Kea Lani, Maui – extensive estimated $128 million renovation of the guestrooms and the addition of a new arrival experience and lobby bar, with the first of two phases finishing in 2022 and the final phase scheduled for completion in the second quarter of 2023.

For 2022, we expect to make capital expenditures of $500 million to $600 million, including approximately $90 million to $115 million for the Marriott transformational capital program discussed above. We received approximately $14 million in operating profit guarantees in 2021 from Marriott and expect to receive approximately $11 million in 2022. The total expected capital spend consists of $325 million to $375 million of ROI projects and $175 million to $225 million of renewal and replacement projects. We have established key milestones to review major projects prior to implementation, with the ability to reduce 2022 capital expenditures by nearly $100 million, if required, to conserve cash.

Dividends. As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we suspended our regular quarterly common cash dividend commencing with the second quarter dividend that would have been paid in July 2020. No dividends were paid in 2021. However, we have re-instated our quarterly dividend beginning with the first quarter of 2022. On February 16, 2022, the Board of Directors announced a regular quarterly cash dividend of $0.03 on our common stock. The dividend will be paid on April 15, 2022 to stockholders of record on March 31, 2022. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors.

There can be no assurances that any future dividends will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2021 (in millions, except percentages):

	2021	2020	Change
Total revenues	$2,890	$1,620	78.4%
Operating costs and expenses:
Property-level costs ⁽¹⁾	3,049	2,484	22.7
Corporate and other expenses	99	89	11.2
Gain on insurance and business interruption settlements	8	—	N/M
Operating loss	(250)	(953)	73.8
Interest expense	191	194	(1.5)
Other gains	306	208	47.1
Benefit for income taxes	91	220	(58.6)

Host Inc.:
Net loss attributable to non-controlling interests	—	(9)	(100.0)
Net loss attributable to Host Inc.	(11)	(732)	98.5

Host L.P.:
Net income (loss) attributable to non-controlling interests	1	(1)	N/M
Net loss attributable to Host L.P.	(12)	(740)	98.4

___________

(1) Amounts represent total operating costs and expenses from our audited consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

N/M = Not meaningful

Statement of Operations Results and Trends

The following table presents revenues in accordance with GAAP for the two years ended December 31, 2021 (in millions, except percentages):

	2021	2020	Change
Revenues:
Rooms	$1,858	$976	90.4%
Food and beverage	674	426	58.2
Other	358	218	64.2
Total revenues	$2,890	$1,620	78.4

Although still well below pre-pandemic levels, revenues in 2021 experienced significant quarterly increases throughout the year. While acquisitions contributed $173 million to revenues for 2021, the majority of the increase from 2020 was due to the ongoing recovery of the lodging industry from the COVID-19 pandemic. The pandemic began to significantly impact hotel operations in March of 2020, and after a significant decline in revenues in the second quarter of 2020, revenues have improved through subsequent quarters. Our 2021 revenues on a quarterly basis were as follows:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues:	$399	$649	$844	$998

Rooms. Total rooms revenues increased $882 million, or 90.4%, in 2021, as average room rates increased to near pre-pandemic levels during the year.

Food and beverage. Total F&B revenues increased $248 million, or 58.2%, in 2021, due primarily to strong restaurants and other outlet revenue, which more than doubled compared to 2020.

Other revenues. Total other revenues increased $140 million, or 64.2%, in 2021, due primarily to strong ancillary revenues.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP for the two years ended December 31, 2021 (in millions, except percentages):

	2021	2020	Change
Expenses:
Rooms	$488	$362	34.8%
Food and beverage	505	420	20.2
Other departmental and support expenses	890	686	29.7
Management fees	97	39	148.7
Other property-level expenses	307	312	(1.6)
Depreciation and amortization	762	665	14.6
Total property-level operating expenses	$3,049	$2,484	22.7

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet and audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses in any year. During 2021, these expenses increased 22% compared to 2020, excluding the severance expense discussed below. Included in the amount for 2020 was approximately $125 million for benefits to hotel employees who were furloughed by our managers, while in 2021, benefit costs for furloughed employees did not have a significant impact on results, as they were eligible to be reimbursed through the American Rescue Plan Act. Wages expense increases were partially offset by approximately $13 million and $39 million in 2021 and 2020, respectively, related to the ERC recorded by our managers. We also recorded $65 million of severance costs in 2020, compared to severance reversals of $10 million in 2021. We anticipate wage compression will continue in 2022, particularly in markets that have led the lodging demand recovery. In aggregate, wage and benefit cost inflation is expected to be in the 4% to 5% range in 2022. Other property-level expenses consist of property taxes, which are highly dependent on local taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.

The increase in expenses for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from occupancy improvements, as follows:

Rooms. Rooms expenses increased $126 million, or 34.8%, during 2021. Wages and benefits represented approximately 66% of our 2021 rooms expenses and 71% of our 2020 rooms expenses.

Food and beverage. F&B expenses increased $85 million, or 20.2%, in 2021. Wages and benefits represented approximately 65% of our 2021 F&B expenses and 73% of our 2020 F&B expenses.

Other departmental and support expenses. Other departmental and support expenses increased $204 million, or 29.7%, in 2021. Wages and benefits represented approximately 42% of our 2021 other departmental and support expenses and 44% of our 2020 other departmental and support expenses.

Management fees. Total management fees increased $58 million, or 148.7%, in 2021. Base management fees, which generally are calculated as a percentage of total revenues, increased $38 million, or 82.6%, compared to 2020. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $20 million, due primarily to the improved operations in our resort properties in 2021.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $5 million, or 1.6%, in 2021, primarily due to a decrease in property taxes, partially offset by an increase in property insurance and rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott under the transformational capital program in both 2021 and 2020.

Depreciation and amortization. Depreciation and amortization expense increased $97 million, or 14.6%, to $762 million in 2021, due primarily to impairment expense of $92 million in 2021.

Other Income and Expenses

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2021	2020

General and administrative costs	$81	$72
Non-cash stock-based compensation expense	18	17
Total	$99	$89

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. In 2021, corporate and other expenses increased by approximately 11.2% compared to 2020, as a result of increased compensation and legal fees.

Interest expense. Interest expense decreased $3 million, or 1.5%, in 2021 as compared to 2020, reflecting less prepayment premiums on the repayment of the Series D senior notes in 2021 compared to the prepayment premiums paid in 2020 on the Series C senior notes, partially offset by an increase in average interest rates. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2021	2020
Cash interest expense ⁽¹⁾	$157	$150
Cash incremental interest expense ⁽¹⁾⁽²⁾	1	—
Non-cash interest expense	10	8
Cash debt extinguishment costs ⁽¹⁾	22	35
Non-cash debt extinguishment costs	1	1
Total interest expense	$191	$194

___________

(1)
Total cash interest expense paid was $183 million in each of 2021 and 2020, which includes an increase (decrease) due to the change in accrued interest of $3 million and $(2) million for 2021 and 2020, respectively.
(2)
Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Other gains/(losses). The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2021	2020
Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport, and The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	$296	$—
W Hollywood	9	—
Newport Beach Marriott Hotel & Spa	—	148
Land adjacent to The Phoenician	2	59
Other	(1)	1
	$306	$208

Equity in earnings (losses) of affiliates. In 2021, we recorded earnings of $31 million related to our unconsolidated investments compared to a loss of $30 million in 2020. The 2021 results include improved operations at the affiliates as well as unrealized gains on our investment in Fifth Wall Ventures, L.P, while 2020 results include a $14 million loss for our share of an inventory impairment expense recorded by our Maui timeshare joint venture, in addition to operating losses incurred by our affiliates.

Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2021 and 2020, we recorded an income tax benefit of $91 million and $220 million, respectively, due primarily to the domestic net operating loss incurred by our TRS. As a result of legislation enacted by the CARES Act in 2020, a portion of the 2020 domestic net operating loss was carried back to 2017-2019 in order to procure a refund of U.S. federal corporate income taxes previously paid. The remaining portion of the 2020 net operating loss, as well as the entire 2021 net operating loss incurred by our TRS, may be carried forward indefinitely, subject to an annual limit on the use thereof of 80% of annual taxable income. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.

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

2021 Compared to 2020 and 2019

Hotel Operating Data by Location.

The following table sets forth performance information for our hotels by geographic location as of December 31, 2021, 2020 and 2019:

All Owned Hotels (pro forma) by Location

	As of December 31, 2021		Year ended December 31, 2021				Year ended December 31, 2020
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$486.22	69.0%	$335.71	$512.34	$403.12	28.8%	$115.91	$174.86	189.6%	193.0%
Jacksonville	1	446	494.80	59.9	296.61	609.54	403.32	39.3	158.58	330.97	87.0	84.2
Miami	3	1,276	489.24	59.1	289.20	449.18	378.62	35.2	133.26	219.18	117.0	104.9
Florida Gulf Coast	5	1,850	407.02	56.1	228.20	438.18	368.26	39.8	146.62	304.41	55.6	43.9
Phoenix	4	1,822	316.35	60.5	191.42	393.86	313.05	32.9	102.99	233.16	85.9	68.9
Los Angeles/ Orange County	3	1,067	241.56	53.6	129.52	187.07	235.28	28.9	68.04	100.21	90.4	86.7
Orlando	2	2,448	413.95	30.9	127.96	231.90	365.64	19.0	69.62	147.90	83.8	56.8
Austin	2	767	214.87	56.3	121.00	195.68	195.33	30.4	59.41	108.97	103.7	79.6
Philadelphia	2	810	176.82	63.3	111.97	169.50	154.46	34.9	53.85	81.81	107.9	107.2
San Diego	3	3,288	222.93	49.1	109.43	180.41	218.59	24.4	53.40	102.63	104.9	75.8
Atlanta	2	810	156.30	58.5	91.40	129.46	155.63	31.5	49.06	76.54	86.3	69.1
Northern Virginia	2	916	182.84	49.4	90.34	138.95	184.42	30.7	56.68	87.88	59.4	58.1
Houston	5	1,942	146.57	59.4	87.04	118.95	138.61	36.2	50.19	73.46	73.4	61.9
New York	3	4,261	220.05	36.9	81.23	108.52	187.28	27.1	50.75	71.03	60.1	52.8
San Antonio	2	1,512	159.93	46.6	74.53	107.51	159.16	19.0	30.27	45.28	146.2	137.4
Chicago	4	1,816	172.35	42.9	73.96	94.30	130.47	22.1	28.78	38.48	157.0	145.0
Washington, D.C. (CBD)	5	3,238	171.93	42.6	73.18	92.16	216.26	18.2	39.30	55.93	86.2	64.8
Denver	3	1,340	151.40	43.9	66.49	86.94	140.24	23.9	33.49	48.55	98.6	79.1
Boston	3	2,715	188.00	34.8	65.48	78.90	168.75	16.0	27.08	40.90	141.8	92.9
New Orleans	1	1,333	144.71	41.9	60.68	84.82	164.70	33.3	54.89	76.95	10.6	10.2
San Francisco/ San Jose	6	4,162	161.21	36.9	59.55	78.95	252.95	22.7	57.38	82.06	3.8	(3.8)
Seattle	2	1,315	182.40	32.5	59.27	74.16	187.91	16.7	31.38	44.67	88.9	66.0
Other	9	2,932	246.03	47.6	117.20	167.00	192.50	31.5	60.71	88.26	93.0	89.2
Domestic	76	44,073	251.39	46.2	116.25	181.13	235.07	26.2	61.66	103.33	88.5	75.3

International	5	1,499	90.03	33.4	30.10	43.52	116.26	21.4	24.91	36.65	20.8	18.7
All Locations	81	45,572	247.50	45.8	113.40	176.59	231.83	26.1	60.44	101.12	87.6	74.6

	As of December 31, 2021		Year ended December 31, 2021				Year ended December 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$486.22	69.0%	$335.71	$512.34	$409.40	88.1%	$360.59	$565.70	(6.9)%	(9.4)%
Jacksonville	1	446	494.80	59.9	296.61	609.54	372.94	73.5	274.07	613.80	8.2	(0.7)
Miami	3	1,276	489.24	59.1	289.20	449.18	325.16	79.8	259.54	410.81	11.4	9.3
Florida Gulf Coast	5	1,850	407.02	56.1	228.20	438.18	334.73	72.0	241.11	501.15	(5.4)	(12.6)
Phoenix	4	1,822	316.35	60.5	191.42	393.86	292.50	71.9	210.32	476.62	(9.0)	(17.4)
Los Angeles/ Orange County	3	1,067	241.56	53.6	129.52	187.07	259.35	84.0	217.78	331.66	(40.5)	(43.6)
Orlando	2	2,448	413.95	30.9	127.96	231.90	295.49	69.1	204.18	415.24	(37.3)	(44.2)
Austin	2	767	214.87	56.3	121.00	195.68	248.70	85.2	211.79	356.91	(42.9)	(45.2)
Philadelphia	2	810	176.82	63.3	111.97	169.50	217.01	85.7	185.91	305.37	(39.8)	(44.5)
San Diego	3	3,288	222.93	49.1	109.43	180.41	249.41	79.4	198.02	360.49	(44.7)	(50.0)
Atlanta	2	810	156.30	58.5	91.40	129.46	184.71	82.7	152.76	251.41	(40.2)	(48.5)
Northern Virginia	2	916	182.84	49.4	90.34	138.95	221.33	75.3	166.61	276.13	(45.8)	(49.7)
Houston	5	1,942	146.57	59.4	87.04	118.95	177.93	72.0	128.14	185.48	(32.1)	(35.9)
New York	3	4,261	220.05	36.9	81.23	108.52	286.36	84.8	242.96	359.92	(66.6)	(69.8)
San Antonio	2	1,512	159.93	46.6	74.53	107.51	185.33	69.7	129.14	189.71	(42.3)	(43.3)
Chicago	4	1,816	172.35	42.9	73.96	94.30	207.67	76.2	158.19	222.83	(53.2)	(57.7)
Washington, D.C. (CBD)	5	3,238	171.93	42.6	73.18	92.16	245.82	81.5	200.27	288.52	(63.5)	(68.1)
Denver	3	1,340	151.40	43.9	66.49	86.94	173.47	72.9	126.48	190.45	(47.4)	(54.4)
Boston	3	2,715	188.00	34.8	65.48	78.90	237.24	81.7	193.83	268.74	(66.2)	(70.6)
New Orleans	1	1,333	144.71	41.9	60.68	84.82	187.65	79.0	148.30	216.97	(59.1)	(60.9)
San Francisco/ San Jose	6	4,162	161.21	36.9	59.55	78.95	279.18	82.4	230.14	319.93	(74.1)	(75.3)
Seattle	2	1,315	182.40	32.5	59.27	74.16	225.12	82.4	185.50	250.12	(68.0)	(70.4)
Other	9	2,932	246.03	47.6	117.20	167.00	192.98	75.6	145.96	220.89	(19.7)	(24.4)
Domestic	76	44,073	251.39	46.2	116.25	181.13	256.97	78.9	202.64	326.00	(42.6)	(44.4)

International	5	1,499	90.03	33.4	30.10	43.52	153.01	70.9	108.44	160.74	(72.2)	(72.9)
All Locations	81	45,572	247.50	45.8	113.40	176.59	253.86	78.6	199.52	320.52	(43.2)	(44.9)

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories: transient, group and contract business. The information below is derived from business mix results from the 81 hotels owned as of December 31, 2021.

Following significant occupancy declines in 2020, the 2021 recovery has been driven primarily by strong leisure transient demand. However, group demand showed significant improvement during the second half of 2021, compared to the first half of the year. The following are the results of our consolidated portfolio transient, group and contract business:

	Year ended December 31, 2021
	Transient business	Group business	Contract business
Room nights (in thousands)	5,251	1,840	501
Percentage change in room nights vs. same period in 2020	99.5%	36.3%	51.0%
Percentage change in room nights vs. same period in 2019	(30.7)%	(61.5)%	(17.3)%
Room Revenues (in millions)	$1,432	$363	$84
Percentage change in revenues vs. same period in 2020	125.9%	21.7%	23.9%
Percentage change in revenues vs. same period in 2019	(27.8)%	(68.3)%	(48.8)%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and it positions us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, the company was well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. We were able to take further steps in 2021 to bolster our liquidity position as outlined below.

Under the current challenging operating environment posed by the COVID-19 pandemic, we have taken steps to preserve liquidity by working with our hotel operators to reduce operating costs at the hotels, closely monitoring our capital expenditures levels, and temporarily suspending our quarterly dividend and stock repurchases. As hotel operations have returned to cash flow positive and having met our required senior notes financial covenant levels in the third quarter of 2021, which reinstated our ability to issue debt, we repaid $800 million in 2021 of the $1.5 billion originally drawn under the revolver portion of our credit facility in 2020 to bolster our liquidity position at the onset of the pandemic and repaid the remaining amount in 2022. The repaid amount can be re-borrowed at any time, subject to the requirements of the credit facility. In 2021, we also refinanced $400 million of senior note debt, through the issuance of $450 million Series J senior notes, extending our nearest significant debt maturity to 2024. We utilized approximately $1.5 billion of cash during the year to fund the acquisition of seven properties and land, while also generating approximately $729 million by the sale of six hotels. Subsequent to year-end, we also sold the Sheraton Boston for $233 million, which includes $163 million due from the purchaser under a bridge loan.

We intend to use available cash in the near term predominantly to fund, and believe that we have sufficient liquidity to fund, our corporate expenses, capital expenditures, hotel acquisitions and remaining hotels with negative operations. We may access equity markets if favorable conditions exist in order to enhance our liquidity and to fund cash needs, including to fund additional acquisitions or other investment opportunities generated by the COVID-19 pandemic. The following summarizes the change in cash flows from 2020 to 2021 for significant items that affected our cash balance and reflects our actions to preserve financial liquidity:

	2021	2020	Change
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$953	$2,476	$(1,523)

Operating activities
Net cash provided by (used in) operating activities	292	(307)	599
Investing activities
Acquisitions and investments	(1,458)	—	(1,458)
Dispositions and return of capital from investments	738	309	429
Capital expenditures	(427)	(499)	72
Financing activities
Net draws (repayments) on credit facility revolver	(800)	1,483	(2,283)
Issuances of senior notes	443	740	(297)
Repurchase/redemption of senior notes, including extinguishment costs	(422)	(485)	63
Host Inc.:
Issuance of common stock	138	—	138
Common stock repurchases and dividends on common stock	—	(467)	467
Host L.P.:
Issuance of common OP units	138	—	138
Repurchases of common OP units and distributions on common OP units	—	(470)	470

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. In the short term, our cash obligations include the minimum lease payments on our ground leases, which in 2022 are approximately $31 million, and most of our other operating obligations. In the long term, our ground lease payments are the longest time horizon obligations and currently run up to 90 years. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report. We have no significant debt maturities until 2024. For our long-term senior note and credit facility obligations, we historically have refinanced these amounts prior to their maturity through the issuance of new senior notes or new credit facility agreements.

In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $500 million to $600 million in 2022, but have the ability to reduce this spend by approximately $100 million if required to conserve cash. Commitments for capital expenditures generally run less than two years for the life of the project. In the long term, renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels and typically occur at intervals of seven to ten years. The projects are primarily funded through the FF&E reserves established at each hotel. Average annual R&R spend over the last five years has been $198 million.

As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. As part of our COVID-19 response, our regular quarterly common cash dividend was temporarily suspended. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies” for a discussion of obligations under contingent liabilities or guarantees.

Capital Resources. As of December 31, 2021, we had $807 million of cash and cash equivalents, $144 million in our FF&E escrow reserve and $812 million available under the revolver portion of our credit facility. Subsequent to year end, we repaid the remaining amounts outstanding under the revolver portion of our credit facility. In the near term, we expect to fund our above cash requirements, including our capital expenditures program, debt service, operating and corporate costs, primarily through hotel operations and our existing cash reserves. Based on our cash balance at December 31, 2021 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations, even if certain of our hotel operations remain at negative operating levels. Future acquisitions and/or obligations may also be funded through a draw on the available portion of the revolver under our credit facility, equity issuances, or asset sales.

We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility (including our ability to incur debt, pay dividends, make distributions and make investments) is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges. Following our exit of the covenant waiver period under the amendments of our credit facility agreement discussed below, we resumed quarterly-testing of our financial covenants under the agreed-upon modified terms.

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

Two programs are currently in place relating to purchases and sales of our common stock. First, in February 2017, Host Inc.’s Board of Directors authorized a program to repurchase up to $500 million of Host Inc. common stock, and on August 5, 2019, authorized an increase in the program to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. At December 31, 2021, we had $371 million available for repurchase under the program. However, purchases were temporarily restricted under the terms of our credit facility amendment and there have been no repurchases during 2021.

Second, on May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, through which Host Inc. may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities generated by the COVID-19 pandemic. In 2021, we issued approximately 7.8 million shares under the program at an average price of $17.99 per share, for net proceeds of approximately $138 million, net of $2 million of commissions. There were no issuances in the fourth quarter of 2021. As of December 31, 2021, there was $460 million of remaining capacity under the agreement.

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

Sources and Uses of Cash. In 2021, our primary sources of cash included proceeds from the issuance of debt, issuances under our at-the-market equity program and proceeds from asset sales. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, and debt repayments. We anticipate that our sources and uses of cash will be similar in 2022, with an increased amount of cash provided by operations, as operations at our hotels are expected to continue to improve, and the use of cash for the reinstatement of common dividends and common distributions.

Cash Provided by/Used in Operations. Our net cash provided by operations for 2021 was $292 million compared to cash used in operations in 2020 of $307 million as we experienced a return to positive cash flow from our hotel operations in 2021, while 2020 primarily represented the need to fund operating shortfalls at our properties. Following the trend from 2020, in 2021, net cash used in operations improved in each sequential quarter as a result of the improving levels of operations, turning to positive cash from operating activities in the second quarter. The following presents the net cash provided by (used in) operating activities for each quarter in 2021:

	2021
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net cash provided by (used in) operating activities	$(49)	$9	$118	$214

Cash Provided by/Used in Investing Activities. Approximately $1,158 million of cash was used in investing activities during 2021 compared to $195 million in 2020. In addition to the acquisition and disposition activity detailed in the charts below, we spent approximately $427 million on capital expenditures in 2021, compared to $499 million in 2020. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $13 million, $12 million and $12 million for 2021, 2020 and 2019, respectively.

The following tables summarize significant acquisitions, dispositions and return of investments in affiliates from January 1, 2020 through February 17, 2022 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
January	2022	Investment in non-controlling interest of a joint venture with Noble Investment Group⁽¹⁾	$(91)
December	2021	Acquisition of Hotel Van Zandt⁽²⁾	(246)
December	2021	Acquisition of The Alida, Savannah, a Tribute Portfolio Hotel	(103)
September	2021	Acquisition of Alila Ventana Big Sur	(150)
July	2021	Acquisition of The Laura Hotel (formerly known as Hotel Alessandra)	(65)
July	2021	Acquisition of Baker's Cay Resort Key Largo, Curio Collection by Hilton	(200)
April	2021	Acquisition of Four Seasons Resort Orlando at Walt Disney World® Resort⁽³⁾	(610)
April	2021	Acquisition of Ka'anapali Golf Courses	(28)
March	2021	Acquisition of Hyatt Regency Austin	(161)
		Total acquisitions	$(1,654)

___________

(1)
Investment consisted of $35 million of cash, and the issuance of approximately $56 million of Host L.P. OP units.
(2)
Investment includes $4 million paid for the FF&E funds. In connection with the acquisition, we also assumed a nonrecourse mortgage loan with a principal balance of $102 million and a fair value of $105 million. Total cash paid for the acquisition was $139 million.
(3)
Investment amount represents total consideration, including the assumption of $24 million of hotel-level liabilities.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
January	2022	Disposition of Sheraton Boston⁽²⁾	$66	$233
December	2021	Disposition of W Hollywood	191	197
October	2021	Disposition of Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport, and The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	531	551
November	2020	Disposition of Newport Beach Marriott Hotel & Spa	202	216
June and October	2020	Disposition of land adjacent to the Phoenician hotel⁽³⁾	72	83
January	2020	Proceeds from loan issued to Chicago Marriott Suites O'Hare purchaser⁽⁴⁾	28	—
		Total dispositions	$1,090	$1,280

___________

(1)
Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)
In connection with the sale of the Sheraton Boston, we extended a $163 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan.
(3)
In connection with the sale of a parcel of land adjacent to The Phoenician hotel, we extended a $9 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan. The loan was repaid in January 2021.
(4)
In connection with the sale of the Chicago Marriott Suites O’Hare in 2019, we extended a $28 million bridge loan to the purchaser. The loan was repaid in January 2020.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $657 million for 2021, compared to net cash provided by financing activities of $1,231 million in 2020. Financing activities in both 2021 and 2020 included the issuance of senior notes that were primarily used to redeem existing senior notes. Cash used in financing activities in 2021 also included a repayment on the revolver portion of the credit facility, while cash provided by financing activities in 2020 primarily consisted of a draw on the credit facility. Additional cash provided by financing activities in 2021 included common stock issuances, while in 2020, cash used in financing activities included the redemption of preferred OP units, stock repurchases and dividend payments and distributions, prior to their suspension later in 2020 after the onset of the pandemic.

The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2020 through February 17, 2022 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
November	2021	Issuance of $450 million 2.9% Series J senior notes	$439
August - September	2020	Issuance of $750 million 3.5% Series I senior notes	733
March - December	2020	Net draw on the revolver portion of the credit facility	1,483
		Total issuances	$2,655

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2020 through February 17, 2022 (in millions):

Transaction Date		Description of Transaction	Transaction amount
Debt Repayments
February	2022	Repayment on the revolver portion of the credit facility	$(683)
December	2021	Repayment on the revolver portion of the credit facility	(800)
December	2021	Repayment of $400 million 3.75% Series D senior notes	(422)
December	2020	Repayment of $86 million 4.75% Series C senior notes	(94)
August	2020	Repayment of $364 million 4.75% Series C senior notes	(390)
July	2020	Redemption of preferred OP units of Host LP	(22)
		Total cash repayments	$(2,411)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2020 through February 17, 2022 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
May - June	2021	Issuance of 7.8 million shares of Host Inc. common stock⁽¹⁾	$138
January - April	2020	Dividend payments⁽²⁾	(320)
January - March	2020	Repurchase of 8.9 million shares of Host Inc. common stock	(147)
		Cash payments on equity transactions	$(329)

___________

(1)
In connection with the issuance, Host L.P. issued 7.6 million OP units.
(2)
In connection with the dividend payments, Host L.P. made distributions of $323 million in 2020 to its common OP unit holders.

Financial Condition

As of December 31, 2021, our total debt was approximately $4.9 billion, of which 66% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2021	2020
Series D senior notes, with a rate of 3¾% due October 2023	$—	$399
Series E senior notes, with a rate of 4% due June 2025	498	497
Series F senior notes, with a rate of 4½% due February 2026	398	397
Series G senior notes, with a rate of 3⅞% due April 2024	398	398
Series H senior notes, with a rate of 3⅜% due December 2029	641	640
Series I senior notes, with a rate of 3½% due September 2030	735	734
Series J senior notes, with a rate of 2.9% due December 2031	439	—
Total senior notes	3,109	3,065
Credit facility revolver	676	1,474
Credit facility term loan due January 2024	498	498
Credit facility term loan due January 2025	499	499
Mortgage and other debt, with an average interest rate of 4.9% and 8.8% at December 31, 2021 and 2020, respectively, maturing through November 2027	109	5
Total debt	$4,891	$5,541

Aggregate debt maturities, including principal amortization, at December 31, 2021 are as follows (in millions):

	Senior notes and credit facility	Mortgage and Other debt	Total
2022	$—	$2	$2
2023	—	2	2
2024⁽¹⁾	1,583	7	1,590
2025	1,000	2	1,002
2026	400	2	402
Thereafter	1,850	92	1,942
	4,833	107	4,940
Deferred financing costs	(30)	(1)	(31)
Unamortized discounts, net	(21)	3	(18)
	4,782	109	4,891

___________

(1) In February 2022, we repaid the remaining $683 million outstanding on the credit facility revolver that was due in 2024.

Senior Notes. On November 23, 2021, we issued $450 million of 2.9% Series J senior notes in an underwritten public offering for proceeds of $439 million, net of discounts, underwriting fees and expenses. The Series J senior notes are due in December 2031 and interest is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2022. The proceeds of this issuance were used to redeem our $400 million 3.75% Series D senior notes due 2023, including a prepayment premium of $22 million. The Series J senior notes are not redeemable prior to 90 days before the December 15, 2031 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series J senior notes have covenants similar to all other series of our outstanding senior notes.

The following summary is a description of the material provisions of the indenture governing the various senior notes issued by Host L.P. We pay interest on each series of our outstanding senior notes semi-annually in arrears at the respective annual rates indicated on the table above. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all of Host L.P.’s unsubordinated indebtedness and senior to all subordinated obligations of Host L.P. Currently there are no guarantees provided with respect to the senior notes, but we have agreed that all Host L.P. subsidiaries which guarantee other Host L.P. debt must similarly provide guarantees with respect to the senior notes.

All of our outstanding senior notes at December 31, 2021 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.

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

The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2021:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	426%		Minimum ratio of 150%
Total indebtedness to total assets	24%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	3.8	x	Minimum ratio of 1.5x

As of December 31, 2021, we have met the minimum financial covenant levels under our senior notes indentures. During part of 2021, we were below the 1.5x requirement for the EBITDA-to-interest coverage ratio and, as a result, while not in default, we were not able to incur additional debt while the ratio was below this requirement. Beginning as of September 30, 2021, we met the minimum financial covenant levels, which reinstated our ability to incur additional debt so long as we maintain these covenant levels and subject to the provisions of our credit facility and senior notes indentures.

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

Guarantees. Similar to our senior note indenture, the credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

Prepayments. Voluntary prepayments of revolver borrowings and term loans under the credit facility are permitted in whole or in part without premium or penalty.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage. We are permitted to make borrowings and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. Except as set forth below, these calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as the gains and losses on the extinguishment of debt, deferred financing charges related to the senior notes or the credit facility, and non-cash interest expense, all of which are included in interest expense on our audited consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

Amendments. On June 26, 2020, we entered into an amendment to the credit facility and on February 9, 2021, we entered into a second amendment to the credit facility (collectively, the “Amendments”). The Amendments suspended requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ended when we exited the covenant waiver period after reporting results for the third quarter of 2021. Upon reinstatement, instead of using the prior four calendar quarters’ results in the calculations of the required financial maintenance covenants, only results for the exit quarter and thereafter are used during a phase in period. In addition, for the first testing quarter after the covenant waiver period (i.e., the quarter ended September 30, 2021), the only financial covenant that was required to be satisfied was a minimum fixed charge coverage ratio of 1.00:1.00 as of the end of the quarter. For the fiscal quarters ending after the covenant waiver period (i.e., after September 30, 2021), the financial covenant requirements set forth in the credit facility before the Amendments apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the covenant waiver period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the covenant waiver period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the covenant waiver period, and (d) 7.25:1.00 at all times thereafter.

The Amendments also provide for, among other things:

•
the addition of a permanent LIBOR floor of 15 basis points applicable to borrowings under the revolver and the term facilities; and
•
limitations on the ability to make stock repurchases or OP unit redemptions following the covenant waiver period if the leverage ratio exceeds 7.25:1.00, subject to certain exceptions.

The Amendments also provided for an increase in interest rate spreads, minimum liquidity requirements and limitations on acquisitions, distributions and capital expenditures. These additional restrictions are no longer applicable following our exit from the covenant waiver period as of the reporting date for the third quarter 2021.

In connection with each Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

At December 31, 2021, the following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve month basis, for informational purposes only, as the covenant levels are currently calculated using the phase in period and the modified covenant levels described above:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	7.18	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	3.6	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	4.4	x	Minimum ratio of 1.50x

___________

(1) If at any time our leverage ratio is below 7.0x, our minimum unsecured interest coverage ratio requirement will increase to 1.75x.

At December 31, 2021, the following table summarizes the results of the financial tests required under the credit facility utilizing annualized third and fourth quarter 2021 results applicable for the phase-in period (in contrast to the ratios calculated above, which are based on the trailing twelve months) and using the modified covenant levels set forth in the Amendments and as described above:

	Actual Ratio		Covenant Requirement for most recent quarter
Leverage ratio	4.7	x	Maximum ratio of 8.5x
Fixed charge coverage ratio	5.8	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	6.4	x	Minimum ratio of 1.75x
___________

(1) If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio requirement will decrease to 1.5x.

Interest and Fees. We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR plus a margin. The margin ranges from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2021, we are able to borrow at a rate of LIBOR plus 110 basis points and pay a facility fee of 25 basis points. Interest on the term loans consists of floating rates equal to LIBOR plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2021, our applicable margin on LIBOR loans under both term loans is 125 basis points.

Borrowings under our revolver ($683 million at December 31, 2021) and the $1 billion outstanding in term loans constitute our primary obligations denominated in LIBOR. The United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR over time. In March of 2021, the UK Financial Conduct Authority (FCA) published a statement confirming that all LIBOR settings will either cease to be provided or no longer be representative (i) immediately after December 31, 2021, in the case of all sterling, euro, Swiss franc and Japanese yen settings, and the 1-week and 2-month U.S. dollar settings and (ii) immediately after June 30, 2023, in the case of all other remaining U.S. dollar settings. Accordingly, LIBOR for the primary LIBOR rates under our credit facility will be discontinued after June 30, 2023, and, until our credit facility is modified to provide for a specific benchmark replacement, it is unclear what rate will apply to our credit facility debt. As such, the potential effect of any such event on our cost of capital cannot yet be determined. Our credit facility provides that in the event LIBOR no longer is published, we and Bank of America, N.A., as administrative agent, will amend the credit facility to provide for a comparable successor rate or, in the absence of an amendment, borrowings will be deemed converted to base rate borrowings at the higher of the federal funds rate plus ½ of 1% or the “prime rate” announced by Bank of America, N.A.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. At any time that our leverage ratio is below 6.0x, acquisitions, investments, dividends and distributions generally are permitted except where they would result in a breach of the financial covenants, calculated on a pro forma basis. Additionally, the credit facility’s restrictions on incurrence of debt incorporate the same financial covenant as set forth in our senior notes indenture.

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

Mortgage Debt, Including Unconsolidated Joint Ventures. At December 31, 2021, we own one consolidated property that is encumbered by mortgage debt. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2021, our mortgage debt has an interest rate of 4.67% and matures in 2027, with principal and interest payments due monthly. We also own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $144 million at December 31, 2021. The debt of our unconsolidated joint ventures is non-recourse to us.

Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. After paying its regular quarterly common cash dividend of $0.20 per share for the first quarter of 2020, Host Inc. temporarily suspended its regular quarterly common cash dividend in order to preserve cash and future financial flexibility in response to the COVID-19 pandemic. A quarterly common cash dividend of $0.03 was reinstated beginning with the first quarter of 2022. Any future dividend will be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2021, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio exceeds 7.25x calculated using the prior twelve-month results.

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

Critical Accounting Estimates

Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the critical accounting policy related to impairment testing on our property and equipment, which requires us to exercise our business judgment or make significant estimates, see “Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies”.

All Owned Hotel Operating Statistics and Results

To facilitate a year-over-year comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this annual report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily are suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2021, but do not include the results of operations for properties sold through the reporting date; and (2) operating results for acquisitions as of December 31, 2021 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Foreign Currency Translation

Operating results denominated in foreign currencies are translated using the prevailing exchange rates on the date of the transaction, or monthly based on the weighted average exchange rate for the period. Therefore, hotel statistics and results for non-U.S. properties include the effect of currency fluctuations, consistent with our financial statement presentation.

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

Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in seven domestic and international partnerships that own a total of 10 hotels and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host L.P. held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Year ended December 31,
	2021	2020
Net loss⁽¹⁾	$(11)	$(741)
Interest expense	191	194
Depreciation and amortization	670	665
Income taxes	(91)	(220)
EBITDA(1)	759	(102)
Gain on dispositions(2)	(303)	(149)
Non-cash impairment expense	92	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(31)	30
Pro rata EBITDAre of equity investments⁽3⁾	25	(12)
EBITDAre(1)	542	(233)
Adjustments to EBITDAre:
Severance expense (reversal) at hotel properties	(10)	65
Adjusted EBITDAre(1)	$532	$(168)

___________

(1)
Net loss, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year ended December 31, 2020 include a gain of $59 million from the sale of land adjacent to The Phoenician hotel and a loss of $14 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in (earnings) losses of affiliates.
(2)
Reflects the sale of six hotels in 2021 and one hotel in 2020.
(3)
Pro rata EBITDAre of equity investments and pro rata FFO of equity investments for the year ended December 31, 2021 include a realized gain of approximately $3 million related to equity securities held by one of our unconsolidated partnerships, Fifth Wall Ventures, L.P. Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Year ended December 31,
	2021	2020
Net loss⁽¹⁾	$(11)	$(741)
Less: Net loss attributable to non-controlling interests	—	9
Net loss attributed to Host Inc.	(11)	(732)
Adjustments:
Gain on dispositions(2)	(303)	(149)
Tax on dispositions	(4)	(3)
Depreciation and amortization	669	663
Non-cash impairment expense	92	—
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(31)	30
Pro rata FFO of equity investments⁽³⁾	18	(21)
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(5)	(6)
NAREIT FFO(1)	424	(219)
Adjustments to NAREIT FFO:
Loss on debt extinguishment	23	36
Severance expense (reversal) at hotel properties	(10)	65
Loss attributable to non-controlling interests	—	(1)
Adjusted FFO(1)	$437	$(119)

For calculation on a per share basis:⁽⁴⁾

Diluted weighted average shares outstanding - EPS	710.3	705.9
Assuming issuance of common shares granted under the comprehensive stock plans	2.0	—
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	712.3	705.9
Diluted loss per common share	$(.02)	$(1.04)
NAREIT FFO per diluted share	$.60	$(.31)
Adjusted FFO per diluted share	$.61	$(.17)

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

The following table presents certain operating results and statistics for our all owned hotel pro forma results for the periods presented herein:

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2021	2020
Number of hotels	81	79
Number of rooms	45,572	45,184
Change in hotel Total RevPAR -	74.6%	—
Change in hotel RevPAR	87.6%	—
Operating loss margin⁽¹⁾	(8.7)%	(58.8)%
All Owned Hotel Pro Forma EBITDA margin⁽¹⁾	21.7%	(7.7)%
Food and beverage profit margin⁽¹⁾	25.1%	1.4%
All Owned Hotel Pro Forma food and beverage profit margin⁽¹⁾	25.1%	9.6%

Net income (loss)	$(11)	$(741)
Depreciation and amortization	762	665
Interest expense	191	194
Provision (benefit) for income taxes	(91)	(220)
Gain on sale of property and corporate level income/expense	(240)	(97)
Severance expense (reversal) at hotel properties	(10)	65
Pro forma adjustments⁽²⁾	35	5
All Owned Hotel Pro Forma EBITDA	$636	$(129)

	Year ended December 31, 2021					Year ended December 31, 2020
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾
Revenues
Room	$1,858	$—	$21	$—	$1,879	$976	$—	$24	$—	$1,000
Food and beverage	674	—	14	—	688	426	—	23	—	449
Other	358	—	8	—	366	218	—	11	—	229
Total revenues	2,890	—	43	—	2,933	1,620	—	58	—	1,678
Expenses
Room	488	1	(4)	—	485	362	(15)	3	—	350
Food and beverage	505	—	10	—	515	420	(33)	19	—	406
Other	1,294	9	2	—	1,305	1,037	(17)	31	—	1,051
Depreciation and amortization	762	—	—	(762)	—	665	—	—	(665)	—
Corporate and other expenses	99	—	—	(99)	—	89	—	—	(89)	—
Gain on insurance and business interruption settlements	(8)	—	—	—	(8)	—	—	—	—	—
Total expenses	3,140	10	8	(861)	2,297	2,573	(65)	53	(754)	1,807
Operating Profit - All Owned Hotel Pro Forma EBITDA⁽³⁾	$(250)	$(10)	$35	$861	$636	$(953)	$65	$5	$754	$(129)

___________

(1)
Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the above table.
(2)
Pro forma adjustments represent the following items: (i) the elimination of results of operations of hotels sold as of December 31, 2021, which operations are included in our consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired as of December 31, 2021. All Owned Hotel Pro Forma results also includes the results of our leased office buildings and other non-hotel revenue and expense items.
(3)
The AC Hotel Scottsdale North is a new development hotel that opened in January 2021 and The Laura Hotel in Houston re-opened under new management in November 2021. Therefore, no adjustments were made for results of these hotels for periods prior to their openings. Results for the hotel sold subsequent to year end are included, as it was owned for the entirety of the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to both Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 18, 2022, we do not have any interest rate derivatives outstanding.

The interest payments on 66% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $17 million in 2022. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate ⁽¹⁾	$(3)	$(3)	$402	$498	$398	$1,926	$3,218	$3,365
Average interest rate	3.9%	3.9%	3.8%	3.8%	3.6%	3.6%

Variable rate ⁽¹⁾	$(5)	$(5)	$1,183	$500	$—	$—	$1,673	$1,683
Average interest rate ⁽²⁾	1.3%	1.3%	1.4%	1.4%	—%	—%
Total debt							$4,891	$5,048

___________

(1)
The amounts are net of unamortized discounts and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(2)
The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2021. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2021 and 2020, revenues from our consolidated foreign operations were $24 million and $20 million, respectively, or approximately 1% of our total revenues.

Subsequent to year end, one foreign currency forward purchase contract matured, with a total notional amount of CAD 25 million ($20 million), for which we paid an immaterial amount upon settlement. In replacement of the maturing contract, we entered into a new foreign currency forward purchase contract, with a total notional amount of CAD 25 million ($20 million), that matures in August 2022. We have two other foreign currency forward purchase contracts, with a total notional amount of CAD 74 million ($59 million), that mature in March 2022. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2021, the fair value of these contracts was immaterial. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8. Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of recovery of certain hotel properties

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2021, was $9,994 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic on its operations, the Company performed recoverability assessments on certain hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of each hotel property to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of recoverability of certain hotel properties as a critical audit matter. Changes in expected hold periods could have an impact on the recoverability assessment for certain hotel properties. Subjective auditor judgment was required in evaluating expected hold periods used in the recoverability analyses for certain hotel properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls related to the identification and assessment of expected hold periods. To evaluate the expected hold periods, we:

•
examined documents to assess the Company’s plans, if any, to dispose of individual hotel properties
•
inquired of the Company and obtained written representations regarding status of potential plans, if any, to dispose of individual hotel properties
•
corroborated the Company’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities
•
inspected listings of hotel properties for sale from external sources in order to identify information indicating a potential sale of any of the Company’s hotel properties.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2022 expressed an unqualified opinion on those consolidated financial statements.

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

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of recoverability of certain hotel properties

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2021, was $9,994 million. The Partnership assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. Due to the impact of the COVID-19 pandemic on its operations, the Partnership performed recoverability assessments on certain hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of each hotel property to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of recoverability of certain hotel properties as a critical audit matter. Changes in expected hold periods could have an impact on the recoverability assessment for certain hotel properties. Subjective auditor judgment was required in evaluating expected hold periods used in the recoverability analyses for certain hotel properties.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls related to the identification and assessment of expected hold periods. To evaluate the expected hold periods, we:

•
examined documents to assess the Partnership’s plans, if any, to dispose of individual hotel properties
•
inquired of the Partnership and obtained written representations regarding status of potential plans, if any, to dispose of individual hotel properties
•
corroborated the Partnership’s plans with others in the organization who are responsible for, and have authority over, potential disposition activities
•
inspected listings of hotel properties for sale from external sources in order to identify information indicating a potential sale of any of the Partnership’s hotel properties.

We have served as the Partnership’s auditor since 2002.

/s/ KPMG LLP

McLean, Virginia

February 24, 2022

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(in millions, except per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Property and equipment, net	$9,994	$9,416
Right-of-use assets	551	597
Assets held for sale	270	—
Due from managers	113	22
Advances to and investments in affiliates	42	21
Furniture, fixtures and equipment replacement fund	144	139
Other	431	360
Cash and cash equivalents	807	2,335
Total assets	$12,352	$12,890

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,109	$3,065
Credit facility, including the term loans of $997	1,673	2,471
Mortgage and other debt	109	5
Total debt	4,891	5,541
Lease liabilities	564	610
Accounts payable and accrued expenses	85	71
Due to managers	42	64
Other	198	170
Total liabilities	5,780	6,456

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	126	108

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 714.1 million shares and 705.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,702	7,568
Accumulated other comprehensive loss	(76)	(74)
Deficit	(1,192)	(1,180)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,441	6,321
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,446	6,326
Total liabilities, non-controlling interests and equity	$12,352	$12,890

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021, 2020 and 2019

(in millions, except per common share amounts)

	Year ended December 31,
	2021	2020	2019
REVENUES
Rooms	$1,858	$976	$3,431
Food and beverage	674	426	1,647
Other	358	218	391
Total revenues	2,890	1,620	5,469
EXPENSES
Rooms	488	362	873
Food and beverage	505	420	1,120
Other departmental and support expenses	890	686	1,295
Management fees	97	39	239
Other property-level expenses	307	312	365
Depreciation and amortization	762	665	676
Corporate and other expenses	99	89	107
Gain on insurance and business interruption settlements	(8)	—	(5)
Total operating costs and expenses	3,140	2,573	4,670
OPERATING PROFIT (LOSS)	(250)	(953)	799
Interest income	2	8	32
Interest expense	(191)	(194)	(222)
Other gains	306	208	339
Equity in earnings (losses) of affiliates	31	(30)	14
INCOME (LOSS) BEFORE INCOME TAXES	(102)	(961)	962
Benefit (provision) for income taxes	91	220	(30)
NET INCOME (LOSS)	(11)	(741)	932
Less: Net (income) loss attributable to non-controlling interests	—	9	(12)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(11)	$(732)	$920
Basic earnings (loss) per common share	$(.02)	$(1.04)	$1.26
Diluted earnings (loss) per common share	$(.02)	$(1.04)	$1.26

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2021, 2020 and 2019

(in millions)

	2021	2020	2019
NET INCOME (LOSS)	$(11)	$(741)	$932
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(2)	(18)	—
Change in fair value of derivative instruments	—	(1)	(1)
Amounts reclassified from other comprehensive income (loss)	—	1	4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2)	(18)	3
COMPREHENSIVE INCOME (LOSS)	(13)	(759)	935
Less: Comprehensive (income) loss attributable to non-controlling interests	—	9	(12)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$(13)	$(750)	$923

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2021, 2020 and 2019

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
740.4	Balance, December 31, 2018	$7	$8,156	$(59)	$(610)	$72	$7,566	$128
—	Net income	—	—	—	920	2	922	10
—	Other changes in ownership	—	(11)	—	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	—	4	—
0.6	Comprehensive stock and employee stock purchase plans	—	10	—	—	—	10	—
—	Common stock dividends	—	—	—	(617)	—	(617)	—
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	—	(69)	(69)	(7)
(27.8)	Repurchase of common stock	—	(482)	—	—	—	(482)	—
713.4	Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
—	Net loss	—	—	—	(732)	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
0.7	Comprehensive stock and employee stock purchase plans	—	15	—	—	—	15	—
—	Common stock dividends	—	—	—	(141)	—	(141)	—
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	—	3	(3)
—	Distributions to non-controlling interests	—	—	—	—	—	—	(2)
(8.9)	Repurchase of common stock	—	(147)	—	—	—	(147)	—
705.4	Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
—	Net income (loss)	—	—	—	(11)	1	(10)	(1)
—	Other changes in ownership	—	(20)	—	(1)	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
7.8	Common stock issuances	—	138	—	—	—	138	—
0.8	Comprehensive stock and employee stock purchase plans	—	14	—	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
714.1	Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

(in millions)

	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(11)	$(741)	$932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	762	665	676
Amortization of finance costs, discounts and premiums, net	10	8	6
Loss on extinguishment of debt	23	36	56
Stock compensation expense	18	17	15
Deferred income taxes	(93)	(165)	7
Other gains	(306)	(208)	(339)
Gain on property insurance settlement	—	—	(4)
Equity in (earnings) losses of affiliates	(31)	30	(14)
Change in due from/to managers	(151)	96	3
Distributions from investments in affiliates	21	10	11
Changes in other assets	10	(33)	7
Changes in other liabilities	40	(22)	(106)
Net cash provided by (used in) operating activities	292	(307)	1,250

INVESTING ACTIVITIES
Proceeds from sales of assets, net	729	281	1,192
Proceeds from loan receivable	9	28	—
Return of investments in affiliates	—	—	1
Advances to and investments in affiliates	(11)	(5)	(6)
Acquisitions	(1,458)	—	(602)
Capital expenditures:
Renewals and replacements	(134)	(156)	(222)
Return on investment	(293)	(343)	(336)
Property insurance proceeds	—	—	31
Net cash provided by (used in) investing activities	(1,158)	(195)	58

FINANCING ACTIVITIES
Financing costs	(8)	(11)	(17)
Issuances of debt	443	740	645
Draws on credit facility	—	2,245	—
Repayment of credit facility	(800)	(762)	(56)
Repurchase/redemption of senior notes	(400)	(450)	(650)
Redemption of preferred equity units of Host L.P.	—	(22)	—
Debt extinguishment costs	(22)	(35)	(50)
Issuance of common stock	138	—	—
Common stock repurchase	—	(147)	(482)
Dividends on common stock	—	(320)	(623)
Distributions and payments to non-controlling interests	—	(3)	(75)
Other financing activities	(8)	(4)	(7)
Net cash provided by (used in) financing activities	(657)	1,231	(1,315)
Effects of exchange rate changes on cash held	—	(3)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,523)	726	(6)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$953	$2,476	$1,750

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2021, 2020 and 2019

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2021	2020	2019
Cash and cash equivalents	$807	$2,335	$1,573
Restricted cash (included in other assets)	2	2	1
Cash included in furniture, fixtures and equipment replacement fund	144	139	176
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$953	$2,476	$1,750

Supplemental schedule of noncash investing and financing activities:

During 2021, 2020 and 2019, Host Inc. issued approximately 0.1 million, 0.2 million and 0.2 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $2 million, $3 million and $2 million, respectively.

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

In 2021, non-cash consideration for the acquisition of the Hotel Van Zandt included the assumption of a $102 million mortgage loan.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(in millions)

	December 31, 2021	December 31, 2020

ASSETS
Property and equipment, net	$9,994	$9,416
Right-of-use assets	551	597
Assets held for sale	270	—
Due from managers	113	22
Advances to and investments in affiliates	42	21
Furniture, fixtures and equipment replacement fund	144	139
Other	431	360
Cash and cash equivalents	807	2,335
Total assets	$12,352	$12,890

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,109	$3,065
Credit facility, including the term loans of $997	1,673	2,471
Mortgage and other debt	109	5
Total debt	4,891	5,541
Lease liabilities	564	610
Accounts payable and accrued expenses	85	71
Due to managers	42	64
Other	198	170
Total liabilities	5,780	6,456

Limited partnership interests of third parties	126	108

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,516	6,394
Accumulated other comprehensive loss	(76)	(74)
Total Host Hotels & Resorts, L.P. capital	6,441	6,321
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,446	6,326
Total liabilities, limited partnership interests of third parties and capital	$12,352	$12,890

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2021, 2020 and 2019

(in millions, except per common unit amounts)

	Year-to-date ended December 31,
	2021	2020	2019
REVENUES
Rooms	$1,858	$976	$3,431
Food and beverage	674	426	1,647
Other	358	218	391
Total revenues	2,890	1,620	5,469
EXPENSES
Rooms	488	362	873
Food and beverage	505	420	1,120
Other departmental and support expenses	890	686	1,295
Management fees	97	39	239
Other property-level expenses	307	312	365
Depreciation and amortization	762	665	676
Corporate and other expenses	99	89	107
Gain on insurance and business interruption settlements	(8)	—	(5)
Total operating costs and expenses	3,140	2,573	4,670
OPERATING PROFIT (LOSS)	(250)	(953)	799
Interest income	2	8	32
Interest expense	(191)	(194)	(222)
Other gains	306	208	339
Equity in earnings (losses) of affiliates	31	(30)	14
INCOME (LOSS) BEFORE INCOME TAXES	(102)	(961)	962
Benefit (provision) for income taxes	91	220	(30)
NET INCOME (LOSS)	(11)	(741)	932
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(2)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(12)	$(740)	$930
Basic earnings (loss) per common unit	$(.02)	$(1.06)	$1.29
Diluted earnings (loss) per common unit	$(.02)	$(1.06)	$1.29

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2021, 2020 and 2019

(in millions)

	2021	2020	2019
NET INCOME (LOSS)	$(11)	$(741)	$932
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(2)	(18)	—
Change in fair value of derivative instruments	—	(1)	(1)
Amounts reclassified from other comprehensive income (loss)	—	1	4
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(2)	(18)	3
COMPREHENSIVE INCOME (LOSS)	(13)	(759)	935
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	1	(2)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$(14)	$(758)	$933

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2021, 2020 and 2019

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
724.8	Balance, December 31, 2018	$1	$7,552	$(59)	$72	$7,566	$128
—	Net income	—	920	—	2	922	10
—	Other changes in ownership	—	(11)	—	1	(10)	13
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	4	—	4	—
0.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	10	—	—	10	—
—	Distributions on common OP units	—	(617)	—	—	(617)	(7)
0.2	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
—	Distributions to non-controlling interests	—	—	—	(69)	(69)	—
(27.2)	Repurchase of common OP units	—	(482)	—	—	(482)	—
698.3	Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
—	Net loss	—	(732)	—	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	15	—	—	15	—
—	Distributions on common OP units	—	(141)	—	—	(141)	(2)
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	3	(3)
(8.7)	Repurchase of common OP units	—	(147)	—	—	(147)	—
690.5	Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
—	Net income (loss)	—	(11)	—	1	(10)	(1)
—	Other changes in ownership	—	(21)	—	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
7.6	Common OP unit issuances	—	138	—	—	138	—
0.8	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	14	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
699.0	Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021, 2020 and 2019

(in millions)

	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$(11)	$(741)	$932
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	762	665	676
Amortization of finance costs, discounts and premiums, net	10	8	6
Loss on extinguishment of debt	23	36	56
Stock compensation expense	18	17	15
Deferred income taxes	(93)	(165)	7
Other gains	(306)	(208)	(339)
Gain on property insurance settlement	—	—	(4)
Equity in (earnings) losses of affiliates	(31)	30	(14)
Change in due from/to managers	(151)	96	3
Distributions from investments in affiliates	21	10	11
Changes in other assets	10	(33)	7
Changes in other liabilities	40	(22)	(106)
Net cash provided by (used in) operating activities	292	(307)	1,250

INVESTING ACTIVITIES
Proceeds from sales of assets, net	729	281	1,192
Proceeds from loan receivable	9	28	—
Return of investments in affiliates	—	—	1
Advances to and investments in affiliates	(11)	(5)	(6)
Acquisitions	(1,458)	—	(602)
Capital expenditures:
Renewals and replacements	(134)	(156)	(222)
Return on investment	(293)	(343)	(336)
Property insurance proceeds	—	—	31
Net cash provided by (used in) investing activities	(1,158)	(195)	58

FINANCING ACTIVITIES
Financing costs	(8)	(11)	(17)
Issuances of debt	443	740	645
Draws on credit facility	—	2,245	—
Repayment of credit facility	(800)	(762)	(56)
Repurchase/redemption of senior notes	(400)	(450)	(650)
Redemption of preferred OP units	—	(22)	—
Debt extinguishment costs	(22)	(35)	(50)
Issuance of common OP units	138	—	—
Repurchase of common OP units	—	(147)	(482)
Distributions on common OP units	—	(323)	(630)
Distributions and payments to non-controlling interests	—	—	(68)
Other financing activities	(8)	(4)	(7)
Net cash provided by (used in) financing activities	(657)	1,231	(1,315)
Effects of exchange rate changes on cash held	—	(3)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(1,523)	726	(6)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	2,476	1,750	1,756
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$953	$2,476	$1,750

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2021, 2020 and 2019

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2021	2020	2019
Cash and cash equivalents	$807	$2,335	$1,573
Restricted cash (included in other assets)	2	2	1
Cash included in furniture, fixtures and equipment replacement fund	144	139	176
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$953	$2,476	$1,750

Supplemental schedule of noncash investing and financing activities:

During 2021, 2020 and 2019, non-controlling partners converted common operating partnership units (“OP units”) valued at $2 million, $3 million and $2 million, respectively, in exchange for 0.1 million, 0.2 million and 0.2 million shares, respectively, of Host Inc. common stock.

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

In 2021, non-cash consideration for the acquisition of the Hotel Van Zandt included the assumption of a $102 million mortgage loan.

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

At the start of the pandemic, we suspended operations at 35 hotels. As of December 31, 2021, all hotels have resumed operations and are currently open. While the U.S. economic recovery has accelerated and hotel operations have improved throughout the year, the pandemic continues to have a material negative impact on our financial results and cash flows. During 2020, we drew $1.5 billion on the revolver portion of our credit facility as a precautionary measure in order to increase our cash position and preserve financial flexibility, and in 2021, repaid $800 million of this amount. Subsequent to year end, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility. We continue to take measures to preserve our liquidity, including operating expense reductions, suspension of dividends through the end of 2021 and suspension of common stock repurchases. We also reached agreements with our hotel managers to temporarily suspend furniture, fixture and equipment (“FF&E”) replacement fund contributions for our hotels and to defer certain hotel initiatives and brand standards.

Consolidated Portfolio

As of December 31, 2021, the hotels in our consolidated portfolio are in the following countries:

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

Three partnerships are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2021 are $58 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $26 million and primarily consist of a lease liability and accounts payable. The unconsolidated partnership that owns the Philadelphia Marriott Downtown, of which we hold 11% of the limited partner interests, also is a VIE. The carrying amount of this investment at December 31, 2021 is $(7) million and is included in advances to and investments in affiliates. The mortgage debt held by this VIE is non-recourse to us.

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
•
when management’s intent or ability to hold a property for a period that recovers its carrying value changes, making it more likely than not that a hotel will be sold before the end of its previously estimated useful life and therefore reducing the expected hold period, and the anticipated sales price is at or below the book value; or
•
when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying amount of an asset may not be recoverable.

While expected undiscounted future cash flows are subject to uncertainty due to factors including the duration and financial impact of the COVID-19 pandemic and changes in travel patterns of hotel customers, to the extent that a hotel has a substantial remaining estimated useful life and management does not believe that it is more likely than not that it will be sold prior to the end thereof, it would be unusual for undiscounted cash flows to be insufficient to recover the property’s carrying amount. In the absence of other factors, we assume that the estimated useful life is equal to the remaining GAAP depreciable life because of the continuous property maintenance and improvement capital expenditures required under our management agreements. We adjust our assumptions with respect to the remaining useful life of the property if situations dictate otherwise, such as an expiring ground lease, or that it is more likely than not that the asset will be sold prior to the end of its previously expected useful life. We also consider the effect of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

regular renewal and replacement capital expenditures on the estimated useful life of our properties, including critical infrastructure, which regularly is maintained and then replaced at the end of its useful life.

In 2021, due to the impact of the COVID-19 pandemic on operations, we performed recoverability tests on certain of our properties. No properties were impaired as a result of a decline in operations due to the pandemic. However, as a result of the reduction in expected hold periods during the year, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million.

During 2020, we also performed recoverability assessments on all of our hotels, which did not result in the impairment of any of our properties.

During 2019, due to a reduction in expected hold periods, we recognized impairment expense of $14 million related to certain property and equipment and a right of use asset associated with an operating lease. No other properties had triggering events warranting impairment testing. See Note 13 - Fair Value Measurements.

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
•
a binding agreement to sell the property has been signed under which the buyer has deposited a significant amount of nonrefundable cash; and
•
no significant financing or legal contingencies exist that could prevent the transaction from being completed in a timely manner.

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

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2021, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets and totaled $5 million for both December 31, 2021 and 2020.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was $1 million, $(1) million and $2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2021	2020
Common OP units outstanding (millions)	7.1	7.2
Market price per Host Inc. common share	$17.39	$14.63
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$126	$108
Historical cost (millions)	66	67
Book value (millions) ⁽¹⁾	126	108

___________

(1)
The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $(1) million, $(8) million and $10 million for 2021, 2020 and 2019, respectively.

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

Foreign Currency Translation

As of December 31, 2021, our foreign operations consist of hotels located in Brazil and Canada, as well as an investment in an Asia/Pacific joint venture that indirectly owns hotels in India. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2021	2020
Gain on foreign currency forward contracts	$1	$2
Loss on interest rate swap cash flow hedges	(2)	(3)
Foreign currency translation	(76)	(74)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(76)	$(74)

No material amounts were reclassified from accumulated other comprehensive loss in 2020 or 2021.

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

Other revenues

Other revenues consist of ancillary revenues at the hotel, including attrition and cancelation fees, golf courses, resort and destination fees, spas, entertainment and other guest services, as well as rental revenues; primarily consisting of leased retail outlets. Other revenues generally are recognized as the services or products are provided. Attrition and cancelation fees are recognized for non-cancelable deposits when the customer provides notification of cancelation or is a no-show for the specified date, whichever comes first.

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

The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$(11)	$(741)	$932
Less: Net (income) loss attributable to non-controlling interests	—	9	(12)
Net income (loss) attributable to Host Hotels & Resorts, Inc.	$(11)	$(732)	$920

Basic weighted average shares outstanding	710.3	705.9	730.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	—	—	.8
Diluted weighted average shares outstanding⁽¹⁾	710.3	705.9	731.1

Basic earnings (loss) per common share	$(.02)	$(1.04)	$1.26
Diluted earnings (loss) per common share	$(.02)	$(1.04)	$1.26

The calculation of Host L.P. basic and diluted earnings (loss) per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2021	2020	2019
Net income (loss)	$(11)	$(741)	$932
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(2)
Net income (loss) attributable to Host Hotels & Resorts, L.P.	$(12)	$(740)	$930

Basic weighted average units outstanding	702.5	698.4	722.5
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	—	—	.8
Diluted weighted average units outstanding⁽¹⁾	702.5	698.4	723.3

Basic earnings (loss) per common unit	$(.02)	$(1.06)	$1.29
Diluted earnings (loss) per common unit	$(.02)	$(1.06)	$1.29

Share-Based Payments

Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.

We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity-classified awards or liability-classified awards. Equity-classified awards are measured based on the fair value on the date of grant. Liability-classified awards are remeasured to fair

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value each reporting period. The plan includes awards that vest over a one-year, two-year and three-year period. For performance-based awards, compensation cost will be recognized during the requisite service period based on the performance condition that is the most likely outcome. No compensation cost is recognized for awards for which employees do not render the requisite services.

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2021	2020	2019
Maui/Oahu	372	122	400
Florida Gulf Coast	$298	$207	$338
Phoenix	260	141	311
San Diego	217	124	516
Miami	215	106	178
Orlando	173	67	221
New York	169	111	560
San Francisco/San Jose	129	134	519
Los Angeles/Orange County	116	85	291
Washington, D.C. (Central Business District)	109	66	341
Jacksonville	99	54	100
Boston	78	41	303
Houston	76	46	116
Atlanta	67	52	159
Chicago	63	26	165
San Antonio	59	25	105
Northern Virginia	55	34	135
Philadelphia	50	24	90
Denver	43	24	93
New Orleans	41	38	106
Seattle	36	21	120
Austin	24	—	—
Other	117	52	214
Domestic	2,866	1,600	5,381
International	24	20	88
Total	$2,890	$1,620	$5,469

3.
Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2021	2020
Land and land improvements	$2,310	$2,033
Buildings and leasehold improvements	13,636	13,609
Furniture and equipment	2,225	2,471
Construction in progress	278	166
	18,449	18,279
Less accumulated depreciation and amortization	(8,455)	(8,863)
	$9,994	$9,416

The aggregate cost of real estate for federal income tax purposes is approximately $10.2 billion at December 31, 2021.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.
Investments in Affiliates

We own investments in joint ventures for which the equity method of accounting is used. The debt of our joint ventures, if any, is non-recourse to, and not guaranteed by, us, and a default of such debt does not trigger a default under any of our debt instruments. We carry our investments at historical cost which, due to debt restructurings or distributions, may result in a negative investment balance. However, a negative investment balance does not represent a funding obligation for us or for our partners. Investments in affiliates consist of the following (in millions):

	As of December 31, 2021
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2021 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$7	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	44	17	25	10	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(11)	30	60	—	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	6	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(7)	22	201	—	One hotel in Philadelphia, PA
Fifth Wall Ventures		42	—	—	5	Real estate industry technology investment
Other investments		6	—	—	—
Total		$42	$144	$436	$21

	As of December 31, 2020
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2020 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$10	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	46	18	27	10	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(13)	30	60	—	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	—	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(7)	22	205	—	One hotel in Philadelphia, PA
Fifth Wall Ventures		21	—	—	—	Real estate industry technology investment
Other investments		3	—	—	—
Total		$21	$145	$442	$10

___________

(1)
Distributions received were funded by cash from operations unless otherwise noted.

In 2020, our Maui timeshare joint venture recorded a $21 million impairment expense, of which our share was $14 million, on its inventory of timeshare units. This impairment expense is reflected through equity in (earnings) losses of affiliates on our consolidated statements of operations.

Subsequent to year-end, on January 20, 2022 we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a non-voting minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds beginning as of closing, and (c) proceeds received from general partner commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund.

Upon certain triggers being met, we have the ability to acquire up to 100% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. To the extent certain triggers are met and we have not exercised our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise its put right to cause us to purchase up to an additional 26% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Debt

Debt consists of the following (in millions):

	As of December 31,
	2021	2020
Series D senior notes, with a rate of 3¾% due October 2023	$—	$399
Series E senior notes, with a rate of 4% due June 2025	498	497
Series F senior notes, with a rate of 4½% due February 2026	398	397
Series G senior notes, with a rate of 3⅞% due April 2024	398	398
Series H senior notes, with a rate of 3⅜% due December 2029	641	640
Series I senior notes, with a rate of 3½% due September 2030	735	734
Series J senior notes, with a rate of 2.9% due December 2031	439	—
Total senior notes	3,109	3,065
Credit facility revolver	676	1,474
Credit facility term loan due January 2024	498	498
Credit facility term loan due January 2025	499	499
Mortgage and other debt, with an average interest rate of 4.9% and 8.8% at December 31, 2021 and 2020, respectively, maturing through November 2027	109	5
Total debt	$4,891	$5,541

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at December 31, 2021 and 2020 was $3.2 billion and $3.1 billion, respectively. The senior notes balances as of December 31, 2021 and 2020 are net of unamortized discounts and deferred financing costs of approximately $41 million and $35 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2021, we are in compliance with all of these covenants.

On November 23, 2021, we issued $450 million of 2.9% Series J senior notes in an underwritten public offering for proceeds of $439 million, net of discounts, underwriting fees and expenses. The Series J senior notes are due in December 2031 and interest is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2022. The proceeds of this issuance were used to redeem our $400 million 3.75% Series D senior notes due 2023, including a prepayment premium of $22 million. On August 20, 2020, we issued $600 million of 3.5% Series I senior notes and on September 3, 2020, we completed the issuance of an additional $150 million of Series I senior notes, for total proceeds of $733 million, net of discounts, underwriting fees and expenses. The Series I senior notes are due in September 2030 and interest is payable semi-annually in arrears on March 15 and September 15, commencing March 15, 2021. A portion of the proceeds of this issuance were used to repurchase via a tender offer of $364 million (approximately 81%) of the $450 million 4.75% Series C senior notes due 2023 for $390 million, including a prepayment premium of $26 million. Additionally, the remaining $86 million of Series C senior notes were redeemed in December 2020 for $94 million, including a premium of approximately $8 million.

Authorization for Repurchase of Senior Notes. In February 2021, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes (other than in accordance with their terms) through February 2023. No repurchases occurred in 2021 under this program.

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

On June 26, 2020, we entered into an amendment to the credit facility, and, on February 9, 2021, we entered into a second amendment to the credit facility (collectively, the “Amendments”). The Amendments suspended requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ended when we exited the covenant waiver period after reporting results for the third quarter of 2021. Following the exit, the phase-in period began, as discussed below.

The Amendments also provided for, among other things, the addition of a permanent LIBOR floor of 15 basis points and restrictions on stock repurchases or OP unit redemptions until certain covenant thresholds are met. The Amendments also included additional restrictions that no longer are applicable following our exit from the covenant waiver period as of the reporting date for the third quarter 2021, such as an increase in interest rates, minimum liquidity requirements and limitations on acquisitions, distributions and capital expenditures.

In connection with each Amendment, we paid a consent fee of 7.5 basis points on the amount of each consenting lender’s commitments under the revolver and term facilities.

We pay interest on revolver borrowings under the credit facility at floating rates equal to LIBOR (with a minimum floor of 15 basis points) plus a margin ranging from 77.5 to 145 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2021, we are able to borrow at a rate of LIBOR plus 110 basis points for an all-in rate of 1.25% and pay a facility fee of 25 basis points.

Interest on the term loans consists of floating rates equal to LIBOR (with a minimum floor of 15 basis points) plus a margin ranging from 85 to 165 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2021, our applicable margin on LIBOR loans under both term loans is 125 basis points, for an all-in rate of 1.40%.

Net repayments under the credit facility were $800 million in 2021 and net draws were $1,483 million in 2020. As of December 31, 2021, we have $812 million of available capacity under the revolver portion of our credit facility. Subsequent to year end, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. Except as set forth below, these calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance.

During the phase-in period after exiting the covenant waiver period, instead of using the prior four calendar quarters’ results in the calculations of the required financial maintenance covenants, only results for the exit quarter and thereafter are used. In addition, for the first testing quarter after the covenant waiver period (i.e., the quarter ended September 30, 2021), the only financial covenant that was required to be satisfied was a minimum fixed charge coverage ratio of 1.0x as of the end of the quarter. For the fiscal quarters ending after the covenant waiver period (i.e., after September 30, 2021), the financial covenant requirements set forth in the credit facility before the Amendments apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50x as at the end of the first and second fiscal quarters ending after the covenant waiver period, (b) 8.0x as at the end of the third and fourth fiscal quarters ending after the covenant waiver period, (c) 7.50x as at the end of the fifth fiscal quarter ending after the covenant waiver period and (d) 7.25x at all times thereafter. At December 31, 2021, we are in compliance with the modified required financial covenants under the amendments.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Guarantees. The credit facility requires all Host L.P. subsidiaries which guarantee Host L.P. debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

Other Covenants and Events of Default. The credit facility contains restrictive covenants on customary matters. Certain covenants are less restrictive at any time that our leverage ratio is below 6.0x. At any time that our leverage ratio is below 6.0x, acquisitions, investments and dividends generally are permitted except where they would result in a breach of the financial covenants, calculated on a pro forma basis. Additionally, the credit facility’s restrictions on the incurrence of debt incorporate the same financial covenant as set forth in our senior notes indenture. Our senior notes and credit facility have cross default provisions that would trigger a default under those agreements if we were to have a payment default or an acceleration prior to maturity of other debt of Host L.P. or its subsidiaries. The amount of other debt in default needs to exceed certain thresholds in order to trigger a cross default and the thresholds are greater for secured debt than for unsecured debt. The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts owed under the credit facility will become due and payable and the lenders’ commitments will terminate.

Mortgage Debt

Our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2021, we have mortgage debt secured by one asset, with an interest rate of 4.67%, which mortgage debt matures in November 2027. The loan is amortizing, with principal and interest payable monthly. As of December 31, 2021, we are in compliance with the covenants under our mortgage debt obligation. We have not made any mortgage debt repayments in 2020 or 2021.

Aggregate Debt Maturities

Aggregate debt maturities, including principal amortization, are as follows (in millions):

As of December 31,
2021
2022	$2
2023	2
2024⁽¹⁾	1,590
2025	1,002
2026	402
Thereafter	1,942
4,940
Deferred financing costs	(31)
Unamortized discounts, net	(18)
Total debt	$4,891

___________

(1) In February 2022, we repaid the remaining $683 million outstanding on the credit facility revolver that was due in 2024.

Interest

The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2021 ⁽²⁾	2020	2019
Interest expense	$191	$194	$222
Amortization of debt premiums/discounts, net	(2)	(2)	(1)
Amortization of deferred financing costs	(8)	(6)	(5)
Non-cash losses on debt extinguishment	(1)	(1)	(6)
Change in accrued interest	3	(2)	9
Interest paid ⁽¹⁾	$183	$183	$219

___________

(1)
Does not include capitalized interest of $4 million, $5 million and $4 million for 2021, 2020 and 2019, respectively.
(2)
Interest expense and interest paid includes cash prepayment premiums of approximately $22 million, $35 million and $50 million in 2021, 2020 and 2019, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.
Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 714.1 million and 705.4 million were outstanding as of December 31, 2021 and 2020, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2021 and 2020.

Capital of Host L.P.

As of December 31, 2021, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining 1% of Host L.P.’s common OP units are held by various unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In connection with the issuance of shares by Host Inc., Host L.P. will issue OP units based on the same conversion ratio. As of December 31, 2021 and 2020, Host L.P. had 706.1 million and 697.7 million OP units outstanding, respectively, of which Host Inc. held 699.0 million and 690.5 million, respectively.

Repurchases and Issuances of Common Stock and Common OP Units

In February 2017, the Host Inc. Board of Directors authorized a program to repurchase up to $500 million of common stock. On August 5, 2019, Host Inc.’s Board of Directors authorized an increase in its share repurchase program from $500 million to $1 billion. No shares were repurchased in 2021. In 2020, we repurchased 8.9 million shares at an average price of $16.49 per share, exclusive of commissions, for a total of $147 million. As of December 31, 2021, we have $371 million available for repurchase under the program.

On May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., DTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sale agents, pursuant to which we may issue and sell, from time to time, shares having a aggregate offering price of up to $600 million. The sales will be made in "at the market" offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. In 2021, we issued approximately 7.8 million shares under the program at an average price of $17.99 per share, for net proceeds of approximately $138 million. In connection with the common stock issuance by Host Inc., Host L.P. issued 7.6 million common OP units to Host Inc. At December 31, 2021, there was $460 million of remaining capacity under the agreement.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we temporarily suspended our regular quarterly common cash dividends, commencing with the second quarter 2020 dividend that would have been paid in July 2020. On February 16, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.03 on Host Inc.'s common stock. The dividend will be paid on April 15, 2022 to stockholders of record on March 31, 2022.

The dividends that were taxable to our stockholders in 2020 were considered 5.9% qualified REIT dividends, 3.6% qualified dividend income, 46.6% unrecaptured Section 1250 gain, and 43.9% long term capital gain. The 2020 qualified REIT dividends are eligible for the 20% deduction provided by Section 199A.

The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2021	2020	2019
Common stock	$—	$.20	$.85
Common OP units	—	0.204	0.868

7.
Income Taxes

We elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code commencing with our taxable year beginning January 1, 1999. To continue to qualify as a REIT, we must meet a number of organizational and operational

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

requirements, including a requirement that we distribute at least 90% of our annual taxable income to our stockholders, excluding net capital gain. As a REIT, generally we will not be subject to U.S. federal and state corporate income taxes on that portion of our annual taxable income that is distributed to our stockholders. If we fail to qualify for taxation as a REIT in any taxable year, we will be subject to U.S. federal and state corporate income taxes at regular corporate income tax rates and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify to be treated as a REIT, we may be subject to certain state, local and foreign taxes on our income and property, and to U.S. federal and state corporate income and excise taxes on our undistributed taxable income.

Set forth below is a table that documents our domestic and foreign income tax attributes at December 31, 2021:

Type	Jurisdiction	Amount (in millions)	Expiration
Net operating loss	U.S. Federal	$835	None
Capital loss	U.S. Federal and States	34	2023
Net operating loss	U.S. States	1,160	Various
Net operating loss	Brazil	17	None
Net operating loss	Canada	21	Through 2041
Capital loss	Canada	5	None

We have recorded a 100% valuation allowance of approximately $8 million against the deferred tax asset related to our domestic capital loss carryover and a valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign net operating loss and capital loss carryovers as of December 31, 2021. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses. The net decrease of our valuation allowance for the year ended December 31, 2021 is approximately $1 million from the year ended December 31, 2020.

The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2021	2020
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$262	$172
Property and equipment	3	3
Deferred revenue and expenses	17	17
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	294	204
Less: Valuation allowance	(18)	(19)
Total deferred tax assets, net of valuation allowance	$276	$185
Deferred tax liabilities
Investments in domestic affiliates	(10)	(1)
Total gross deferred tax liabilities	(10)	(1)
Net deferred tax assets	$266	$184

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $18 million, of $276 million.

Our U.S. and foreign income (loss) from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2021	2020	2019
U.S. income (loss)	$(89)	$(945)	$949
Foreign income (loss)	(13)	(16)	13
Total	$(102)	$(961)	$962

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The income tax provision (benefit) for continuing operations consists of (in millions):

		Year ended December 31,
		2021	2020	2019
Current	—Federal	$1	$(57)	$14
	—State	1	1	6
	—Foreign	—	1	3
		2	(55)	23
Deferred	—Federal	(66)	(96)	3
	—State	(24)	(63)	1
	—Foreign	(3)	(6)	3
		(93)	(165)	7
Income tax provision (benefit) – continuing operations		$(91)	$(220)	$30

The differences between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2021	2020	2019
Statutory federal income tax provision (benefit)	$(21)	$(202)	$202
Adjustment for nontaxable (income) loss of Host Inc.	(40)	34	(182)
Adjustment for net operating loss carryback to 2017-2019	—	18	—
State income tax provision (benefit), net	(23)	(62)	7
Change to uncertain tax provision	(4)	(3)	(3)
Foreign income tax provision (benefit)	(3)	(5)	6
Total	$(91)	$(220)	$30

Cash taxes activity included a net refund of $34 million in 2021, immaterial amounts paid or received in 2020, and net payments of $93 million in 2019.

A reconciliation of the beginning and ending balances of our unrecognized tax benefits is as follows (in millions):

	2021	2020
Balance at January 1	$5	$8
Reduction of unrecognized tax benefits due to expiration of statute of limitations	(4)	(3)
Balance at December 31	$1	$5

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded each year.

As of December 31, 2021, the tax years that remain subject to examination by major tax jurisdictions generally include 2018-2021. There were no material interest or penalties recorded for the years ended December 31, 2021, 2020 and 2019.

8.
Leases

Taxable REIT Subsidiaries Leases

We lease substantially all our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the U.S. federal income tax prohibition on the ability of a REIT to derive revenues directly from the operations of a hotel.

Ground Leases

As of December 31, 2021, all or a portion of 19 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 73% of our 2021 minimum lease payments and 95% of our total future minimum lease payments. For lease agreements with scheduled rent increases,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

Office Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as a satellite office in Miami, which lease expires in 2022, with no renewal options.

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $2 million and $3 million as of December 31, 2021 and 2020, respectively. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment, which may be accounted for either as operating or finance leases, depending upon the characteristics of the particular lease arrangement. Our finance leases total less than $1 million at December 31, 2021 and 2020.

The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$43	$43	$47
Variable lease cost	7	2	36
Sublease income	(1)	(1)	(1)
Total lease cost	$49	$44	$82

Other information
Operating cash flows used for operating leases	$43	$43	$47
Weighted-average remaining lease term - operating leases	48 years	49 years	50 years
Weighted-average discount rate - operating leases	5.3%	5.3%	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2021 (in millions):

	As of December 31, 2021
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.3%	3.4%	5.3%
2022	$31	$8	$39
2023	31	5	36
2024	31	5	36
2025	31	5	36
2026	31	4	35
Thereafter	1,400	47	1,447
Total undiscounted cash flows	$1,555	$74	$1,629

Present values
Long-term lease liabilities	$508	$56	$564
Total lease liabilities	$508	$56	$564
Difference between undiscounted cash flows and discounted cash flows	$1,047	$18	$1,065

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

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2020 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2021, there were approximately seven million shares of Host Inc.’s common stock reserved and available for issuance under the 2020 Comprehensive Plan.

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

During 2021, 2020 and 2019, we recorded stock-based compensation expense of approximately $18 million, $17 million and $15 million, respectively. Shares granted in 2021, 2020 and 2019 totaled 3 million, 2.2 million and 1.4 million, respectively, while 1.1 million, 1.2 million and 0.9 million shares, respectively, vested during those years.

Senior Executive Plan

During 2021, Host Inc. granted 2.7 million RSU awards under the 2020 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2021 through 2024 if performance is at the “high” level of achievement and, for time-based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 3.2 million RSUs were unvested at December 31, 2021. Total unrecognized compensation expense related to unvested RSU awards that vest through 2024 is approximately $14 million.

RSU awards

Vesting of RSUs awarded in 2021 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our Adjusted EBITDAre performance. Approximately 25% of the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 20% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Equity Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three-year performance period; and the remaining 55% are based on Adjusted EBITDAre performance and vest on an annual basis over three years, with a second portion vesting solely after three years and which includes a stock price modifier, under which up to an additional 20% of shares may be awarded or forfeited, based on certain stock price thresholds in 2023. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

We value the time-based awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released, which is 100% of the time based awards. We also value the Adjusted EBITDAre awards using the closing stock price on the grant date multiplied by the percentage of shares expected to be released; however, as a result of the Adjusted EBITDAre performance conditions, we reevaluate the percentage based on the probability of meeting the performance conditions each period. We value the TSR awards and stock modifier awards using the economic theory that is the basis for all valuation models, including Binominal, Black-Scholes, exotic options formulas, and Monte Carlo valuations. We valued the TSR awards with the following assumptions:

	NAREIT Lodging & Resorts Index
	2021 Award Grants	2020 Award Grants
Grant date stock price	$14.13	$10.06
Volatility	43.2%	33.1%
Beta	0.669	0.618
Risk-free rate - three year award	0.18%	0.19%

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

The payout schedule for the TSR awards is as follows, with linear interpolation for points between the 30th and 75th percentiles:

TSR Percentile Ranking	Payout (% of Maximum)
At or above 75th percentile	100%
50th percentile	50
30th percentile	25
Below 30th percentile	0

During 2021, 2020 and 2019, we recorded compensation expense of approximately $16 million, $15 million and $13 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2021:

	Year ended December 31,
	2021		2020		2019
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	1.6	$10	1.2	$13	0.9	$14
Granted ⁽¹⁾	2.7	14	2.0	10	1.3	14
Vested ⁽²⁾	(0.9)	17	(1.1)	15	(0.7)	19
Forfeited/expired	(0.2)	17	(0.5)	15	(0.3)	19
Balance, at end of year	3.2	12	1.6	10	1.2	13
Issued in calendar year ⁽²⁾	0.6	15	0.4	19	0.4	17

___________

(1)
Shares granted in 2021 include one-third of two three-year performance awards. The performance goals for 2022 and 2023 were not set at the time of the agreement and, therefore, the portion of the awards related to those periods do not have a grant date fair value for accounting purposes and are not included in the chart above.
(2)
Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.6 million shares issued in 2021 include shares vested at December 31, 2020, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $7 million, $5.5 million and $5.4 million for 2021, 2020 and 2019, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2021, 2020 and 2019, we granted a total of 0.3 million shares, 0.2 million shares and 0.1 million shares, respectively, under these two programs and recorded compensation expense of approximately $2 million in each year.

10.
Profit Sharing and Post-employment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2021.

11.
Dispositions

We disposed of six hotels in 2021, one hotel in 2020 and 14 hotels in 2019 and recorded gains on sale of approximately $305 million, $148 million and $339 million, respectively. In 2020, we also sold excess land adjacent to The Phoenician for $83 million and recorded a gain on sale of approximately $59 million. The gain on sale of assets is included in other gains on the consolidated statement of operations.

As of December 31, 2021, the Sheraton Boston Hotel and YVE Hotel Miami are classified as held for sale. Subsequent to year end, we sold the Sheraton Boston Hotel for $233 million, including a $163 million bridge loan we provided to the buyer, and expect to record a gain on sale of approximately $12 million in the first quarter of 2022.

12.
Acquisitions

Asset Acquisitions

During 2021, we acquired the following assets:

•
the 448-room Hyatt Regency Austin for $161 million;
•
the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for $610 million;
•
the Royal Ka'anapali and Ka'anapali Kai golf courses, adjacent to the Hyatt Regency Maui hotel, for $28 million;
•
the 200-room Baker's Cay Resort Key Largo, Curio Collection by Hilton, for $200 million;
•
a 223-room luxury downtown Houston hotel, subsequently rebranded as The Laura Hotel, as part of the Autograph Collection by Marriott, for $65 million;
•
the 59-room Alila Ventana Big Sur for $150 million;
•
the 173-room Alida, Savannah, a Tribute Portfolio Hotel, for $103 million; and
•
the 319-room Hotel Van Zandt for $246 million, including $4 million for the FF&E replacement funds; in connection with the acquisition of the Hotel Van Zandt, we assumed a $102 million mortgage loan with a fair value of $105 million.
13.
Fair Value Measurements

Impairment

During 2021, due to changes in expected hold periods, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million based on third party assessments of values, including broker estimates and purchase offers, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the impaired property and equipment following the write-down was $393 million.

During 2019, we recorded an impairment expense of $14 million related to certain property and equipment and a right-of-use asset associated with an operating lease, based on the expected sale proceeds and expected sub-rental income, respectively, which are

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The property and equipment were sold in 2019.

Impairment expense for 2021 and 2019 is recorded in depreciation and amortization on the consolidated statements of operations.

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

	December 31, 2021		December 31, 2020
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,109	$3,255	$3,065	$3,284
Credit facility (Level 2)	1,673	1,683	2,471	2,483
Mortgage debt (Level 2)	104	105	—	—

14.
Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 60% of our hotels (as measured by revenues) and certain limited administrative services.

In 2021, 2020 and 2019, we paid Marriott $53 million, $28 million and $186 million, respectively, of hotel management fees and approximately $4.4 million, $3.0 million and $11.5 million, respectively, of franchise fees.

15.
Hotel Management Agreements and Operating and License Agreements

All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent approximately 60% and 20% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We are obligated to provide the manager with sufficient funds, generally 4-5% of the revenues generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements. Due to the COVID-19 pandemic, certain of our managers temporarily suspended these contribution requirements in 2020 and 2021.

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

16.
Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our foreign operations consist of hotels in two countries as of December 31, 2021. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2021		2020		2019
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$2,866	$9,919	$1,600	$9,331	$5,381	$9,570
Brazil	8	30	7	34	23	45
Canada	16	45	13	51	65	56
Total	$2,890	$9,994	$1,620	$9,416	$5,469	$9,671

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of December 31, 2021 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2022 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Culture and Compensation Committee Interlocks and Insider Participation” and “Report of the Culture and Compensation Committee on Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

4.4

First Supplemental Indenture, dated May 15, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.2 to Host Hotels & Resorts, Inc. and Host Hotels &Resorts, L.P. Current Report on Form 8-K, filed May 18, 2015).

4.5

Second Supplemental Indenture, dated October 14, 2015, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed October 14, 2015).

4.6

Third Supplemental Indenture, dated March 20, 2017, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K, filed on March 20, 2017).

4.7

Fifth Supplemental Indenture, dated September 26, 2019, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on September 26, 2019).

4.8

Sixth Supplemental Indenture, dated August 20, 2020, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 21, 2020.

4.9

Seventh Supplemental Indenture, dated November 23, 2021, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on November 23, 2021).

4.10

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

10.7

Host Hotels & Resorts, Inc. Non-Employee Directors’ Deferred Stock Compensation Plan, as amended and restated effective as of February 7, 2020 (incorporated by reference to Exhibit 10.10 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K filed on February 25, 2020).

10.8

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

10.9

First Amendment to Fifth Amended and Restated Credit Agreement, dated as of June 26, 2020, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on June 29, 2020).

10.10

Second Amendment to Fifth Amended and Restated Credit Agreement, dated as of February 9, 2021, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on February 10, 2021).

10.11

Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2020 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2020).

10.12

Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for performance objectives based vesting awards (incorporated by reference to Exhibit 10.16 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report for Form 10-K, filed on February 25, 2021).

10.13

Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.17 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on form 10-K, filed on February 25, 2021.

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

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2021 and December 31, 2020, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2021, 2020 and 2019, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 24, 2022	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2022
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2022
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 24, 2022
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 24, 2022
Herman E. Bulls

/s/ JOHN B. MORSE, JR.	Director	February 24, 2022
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 24, 2022
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 24, 2022
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 24, 2022
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 24, 2022
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

Date: February 24, 2022	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 24, 2022
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2022
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 24, 2022
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 24, 2022
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 24, 2022
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 24, 2022
Herman E. Bulls

/s/ JOHN B. MORSE, JR.	Director	February 24, 2022
John B. Morse, Jr.

/s/ Mary Hogan Preusse	Director	February 24, 2022
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 24, 2022
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 24, 2022
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 24, 2022
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(in millions)

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2021				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
1 Hotel South Beach	—	182	443	10	—	182	453	635	46	—	2019	34
AC Hotel Scottsdale North	—	4	31	—	—	4	31	35	2	2020	—	31
Alila Ventana Big Sur	—	40	104	—	—	40	104	144	1	—	2021	31
Andaz Maui at Wailea Resort	—	151	255	52	—	151	307	458	32	—	2018	38
Axiom Hotel	—	36	38	40	—	36	78	114	23	—	2014	33
Baker's Cay Resort Key Largo, Curio Collection by Hilton	—	80	117	1	—	80	118	198	2	—	2021	33
Boston Marriott Copley Place	—	—	203	89	—	—	292	292	177	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	47	—	5	65	70	47	—	1996	40
Chicago Marriott Suites Downers Grove	—	2	14	14	—	2	28	30	20	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	57	—	—	110	110	73	—	1997	40
Denver Marriott Tech Center	—	6	26	82	—	6	108	114	80	—	1994	40
Denver Marriott West	—	—	12	17	—	—	29	29	26	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	19	—	—	105	105	53	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	82	—	55	376	431	191	—	2004	40
Four Seasons Resort Orlando at Walt Disney World® Resort	—	91	510	4	—	91	514	605	11	—	2021	37
Gaithersburg Marriott Washingtonian Center	—	7	22	15	—	7	37	44	28	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	33	—	8	121	129	77	—	1998	40
Grand Hyatt San Francisco	—	52	331	4	—	52	335	387	43	—	2018	34
Grand Hyatt Washington	—	154	247	44	—	154	291	445	112	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	22	—	2	32	34	27	—	1994	40
Hotel Van Zandt	104	58	179	—	—	58	179	237	—	—	2021	33
Houston Airport Marriott at George Bush Intercontinental	—	—	10	93	—	—	103	103	85	—	1984	40
Houston Marriott Medical Center/Museum District	—	—	19	45	—	—	64	64	49	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	3	—	12	123	135	38	—	2013	34
Hyatt Regency Austin	—	19	139	—	—	19	139	158	4	—	2021	33
Hyatt Regency Coconut Point Resort and Spa	—	33	185	5	—	33	190	223	24	—	2018	36
Hyatt Regency Maui Resort and Spa	—	92	212	163	—	81	386	467	179	—	2003	40
Hyatt Regency Reston	—	11	78	31	—	12	108	120	69	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	112	—	20	227	247	143	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2021

(in millions)

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2021				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hyatt Regency Washington on Capitol Hill	—	40	230	50	—	40	280	320	135	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	40	—	16	61	77	37	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	4	(31)	4	11	15	4	—	2010	40
JW Marriott Houston by the Galleria	—	4	26	57	—	6	81	87	56	—	1994	40
JW Marriott Washington, DC	—	26	98	71	—	26	169	195	113	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	76	—	—	624	624	252	—	2011	35
Marina Del Rey Marriott	—	—	13	39	—	—	52	52	36	—	1995	40
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	35	1	—	63	63	44	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	397	—	—	599	599	398	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	40	—	38	67	105	58	—	1998	40
Minneapolis Marriott City Center	—	34	27	48	—	35	74	109	54	—	1995	40
New Orleans Marriott	—	16	96	156	—	16	252	268	186	—	1996	40
New York Marriott Downtown	—	19	79	55	—	19	134	153	87	—	1997	40
New York Marriott Marquis	—	49	552	123	—	49	675	724	518	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	49	—	—	79	79	64	—	1984	40
Orlando World Center Marriott	—	18	157	440	—	29	586	615	347	—	1997	40
Philadelphia Airport Marriott	—	—	42	23	—	—	65	65	46	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(37)	8	16	24	5	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	107	—	—	193	193	110	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	41	—	6	86	92	60	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	35	—	6	55	61	41	—	1994	40
San Francisco Marriott Marquis	—	—	278	193	—	—	471	471	320	—	1989	40
Santa Clara Marriott	—	—	39	83	—	—	122	122	93	—	1989	40
Sheraton New York Times Square Hotel	—	346	409	(179)	—	346	230	576	210	—	2006	40
Sheraton Parsippany Hotel	—	8	30	16	—	8	46	54	33	—	2006	40
Swissôtel Chicago	—	29	132	99	—	30	230	260	130	—	1998	40
Tampa Airport Marriott	—	—	9	27	—	—	36	36	33	—	1971	40
The Alida, Savannah, a Tribute Portfolio Hotel	—	6	96	—	—	6	96	102	—	—	2021	33
The Camby Hotel	—	10	63	32	—	10	95	105	63	—	1998	40
The Don CeSar	—	46	158	36	—	46	194	240	34	—	2017	34
The Laura Hotel	—	9	55	—	—	9	55	64	1	—	2021	33
The Logan	—	26	60	73	—	27	132	159	85	—	1998	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2021

(in millions)

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2021				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
The Phoenician, A Luxury Collection Resort	—	59	307	109	—	59	416	475	123	—	2015	32
The Ritz-Carlton Golf Resort, Naples	—	22	10	100	—	22	110	132	50	2002	—	40
The Ritz-Carlton, Amelia Island	—	25	115	101	—	25	216	241	125	—	1998	40
The Ritz-Carlton, Marina Del Rey	—	—	52	40	—	—	92	92	66	—	1997	40
The Ritz-Carlton, Naples	—	19	126	193	—	21	317	338	211	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	39	—	—	128	128	83	—	1998	40
The St. Regis Houston	—	6	33	21	—	6	54	60	32	—	2006	40
The Westin Chicago River North	—	33	116	24	—	33	140	173	45	—	2010	40
The Westin Cincinnati	—	—	54	20	—	—	74	74	38	—	2006	40
The Westin Denver Downtown	—	—	89	23	—	—	112	112	53	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	21	—	16	101	117	48	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	42	—	100	322	422	130	—	2006	40
The Westin Seattle	—	39	175	46	—	39	221	260	104	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	58	—	2006	40
The Westin Waltham Boston	—	9	59	22	—	9	81	90	41	—	2006	40
W Seattle	—	11	125	15	—	11	140	151	59	—	2006	40
Washington Marriott at Metro Center	—	20	24	30	—	20	54	74	44	—	1994	40
Total hotels:	104	2,261	9,466	4,222	(67)	2,251	13,631	15,882	6,625
Other properties, each less than 5% of total	—	59	1	4	—	59	5	64	1	—	Various	40
TOTAL	$104	$2,320	$9,467	$4,226	$(67)	$2,310	$13,636	$15,946	$6,626
___________

(1) Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2021

(in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows:

Balance at December 31, 2018	$15,546
Additions:
Acquisitions	625
Capital expenditures and transfers from construction-in-progress	332
Deductions:
Dispositions and other	(1,127)
Impairments	(6)
Balance at December 31, 2019	15,370
Additions:
Capital expenditures and transfers from construction-in-progress	446
Deductions:
Dispositions and other	(174)
Balance at December 31, 2020	15,642
Additions:
Acquisitions	1,563
Capital expenditures and transfers from construction-in-progress	231
Deductions:
Dispositions and other	(954)
Assets held for sale	(444)
Impairments	(92)
Balance at December 31, 2021	$15,946

SCHEDULE III

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2021, 2020 and 2019 is as follows:

Balance at December 31, 2018	$6,373
Depreciation and amortization	535
Dispositions and other	(544)
Balance at December 31, 2019	6,364
Depreciation and amortization	541
Dispositions and other	(96)
Balance at December 31, 2020	6,809
Depreciation and amortization	554
Dispositions and other	(555)
Assets held for sale	(182)
Balance at December 31, 2021	$6,626

(C) The aggregate cost of real estate for federal income tax purposes is approximately $10,220 million at December 31, 2021.
(D) The total cost of properties excludes construction-in-progress assets.