Form 10-Q
period 2022-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2022-05-06
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact name of registrant as specified in its charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.) (State or Other Jurisdiction of Incorporation or Organization)	53-0085950 52-2095412 (I.R.S. Employer Identification No.)

4747 Bethesda Ave, Suite 1300 Bethesda, Maryland (Address of Principal Executive Offices)	20814 (Zip Code)

(240) 744-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of each class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $0.01 par value	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None

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

As of May 4, 2022, there were 714,777,128 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2021 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

(in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,596	$9,994
Right-of-use assets	563	551
Assets held for sale	411	270
Due from managers	125	113
Advances to and investments in affiliates	143	42
Furniture, fixtures and equipment replacement fund	163	144
Other	562	431
Cash and cash equivalents	266	807
Total assets	$11,829	$12,352

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,111	$3,109
Credit facility, including the term loans of $997	991	1,673
Mortgage and other debt	108	109
Total debt	4,210	4,891
Lease liabilities	575	564
Accounts payable and accrued expenses	97	85
Due to managers	47	42
Other	172	198
Total liabilities	5,101	5,780

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	203	126

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 714.8 million shares and 714.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,680	7,702
Accumulated other comprehensive loss	(69)	(76)
Deficit	(1,098)	(1,192)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,520	6,441
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,525	6,446
Total liabilities, non-controlling interests and equity	$11,829	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2022 and 2021

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2022	2021
REVENUES
Rooms	$655	$257
Food and beverage	297	77
Other	122	65
Total revenues	1,074	399
EXPENSES
Rooms	160	65
Food and beverage	200	62
Other departmental and support expenses	273	160
Management fees	40	11
Other property-level expenses	84	78
Depreciation and amortization	172	165
Corporate and other expenses	23	24
Total operating costs and expenses	952	565
OPERATING PROFIT (LOSS)	122	(166)
Interest income	1	1
Interest expense	(36)	(42)
Other gains (losses)	13	(1)
Equity in earnings of affiliates	2	9
INCOME (LOSS) BEFORE INCOME TAXES	102	(199)
Benefit for income taxes	16	46
NET INCOME (LOSS)	118	(153)
Less: Net (income) loss attributable to non-controlling interests	(2)	1
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$116	$(152)
Basic earnings (loss) per common share	$0.16	$(0.22)
Diluted earnings (loss) per common share	$0.16	$(0.22)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2022 and 2021

(unaudited, in millions)

	Quarter ended March 31,
	2022	2021
NET INCOME (LOSS)	$118	$(153)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	7	(2)
Change in fair value of derivative instruments	—	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7	(3)
COMPREHENSIVE INCOME (LOSS)	125	(156)
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$123	$(155)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2022 and 2021

(unaudited, in millions)

	Quarter ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$118	$(153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	172	165
Amortization of finance costs, discounts and premiums, net	3	2
Stock compensation expense	5	4
Other (gains)/losses	(13)	1
Equity in earnings of affiliates	(2)	(9)
Change in due from/to managers	(5)	(13)
Distributions from investments in affiliates	2	—
Changes in other assets	(5)	(39)
Changes in other liabilities	(14)	(7)
Net cash provided by (used in) operating activities	261	(49)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	74	3
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(44)	(5)
Acquisitions	—	(189)
Capital expenditures:
Renewals and replacements	(39)	(32)
Return on investment	(83)	(61)
Net cash used in investing activities	(92)	(275)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Other financing activities	(10)	(8)
Net cash used in financing activities	(693)	(11)
Effects of exchange rate changes on cash held	1	—
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(523)	(335)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$430	$2,141

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$266	$2,008
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	163	131
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$430	$2,141

The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2022	2021
Total interest paid	$28	$35
Income tax refunds received	$(8)	$—

Supplemental schedule of noncash investing and financing activities:

On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host Hotels & Resorts, L.P. issued approximately 3.2 million OP units valued at approximately $56 million.

In connection with the sale of the Sheraton Boston Hotel in February 2022, we extended a $163 million bridge loan to the buyer. The proceeds received from the sale are net of this loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2022 and December 31, 2021

(in millions)

	March 31, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,596	$9,994
Right-of-use assets	563	551
Assets held for sale	411	270
Due from managers	125	113
Advances to and investments in affiliates	143	42
Furniture, fixtures and equipment replacement fund	163	144
Other	562	431
Cash and cash equivalents	266	807
Total assets	$11,829	$12,352

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,111	$3,109
Credit facility, including the term loans of $997	991	1,673
Mortgage and other debt	108	109
Total debt	4,210	4,891
Lease liabilities	575	564
Accounts payable and accrued expenses	97	85
Due to managers	47	42
Other	172	198
Total liabilities	5,101	5,780

Limited partnership interests of third parties	203	126

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,588	6,516
Accumulated other comprehensive loss	(69)	(76)
Total Host Hotels & Resorts, L.P. capital	6,520	6,441
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,525	6,446
Total liabilities, limited partnership interests of third parties and capital	$11,829	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2022 and 2021

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2022	2021
REVENUES
Rooms	$655	$257
Food and beverage	297	77
Other	122	65
Total revenues	1,074	399
EXPENSES
Rooms	160	65
Food and beverage	200	62
Other departmental and support expenses	273	160
Management fees	40	11
Other property-level expenses	84	78
Depreciation and amortization	172	165
Corporate and other expenses	23	24
Total operating costs and expenses	952	565
OPERATING PROFIT (LOSS)	122	(166)
Interest income	1	1
Interest expense	(36)	(42)
Other gains (losses)	13	(1)
Equity in earnings of affiliates	2	9
INCOME (LOSS) BEFORE INCOME TAXES	102	(199)
Benefit for income taxes	16	46
NET INCOME (LOSS)	118	(153)
Less: Net income attributable to non-controlling interests	(1)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$117	$(153)
Basic earnings (loss) per common unit	$0.17	$(0.22)
Diluted earnings (loss) per common unit	$0.17	$(0.22)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2022 and 2021

(unaudited, in millions)

	Quarter ended March 31,
	2022	2021
NET INCOME (LOSS)	$118	$(153)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	7	(2)
Change in fair value of derivative instruments	—	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7	(3)
COMPREHENSIVE INCOME (LOSS)	125	(156)
Less: Comprehensive income attributable to non-controlling interests	(1)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$124	$(156)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2022 and 2021

(unaudited, in millions)

	Quarter ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$118	$(153)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	172	165
Amortization of finance costs, discounts and premiums, net	3	2
Stock compensation expense	5	4
Other (gains)/losses	(13)	1
Equity in earnings of affiliates	(2)	(9)
Change in due from/to managers	(5)	(13)
Distributions from investments in affiliates	2	—
Changes in other assets	(5)	(39)
Changes in other liabilities	(14)	(7)
Net cash provided by (used in) operating activities	261	(49)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	74	3
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(44)	(5)
Acquisitions	—	(189)
Capital expenditures:
Renewals and replacements	(39)	(32)
Return on investment	(83)	(61)
Net cash used in investing activities	(92)	(275)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Other financing activities	(10)	(8)
Net cash used in financing activities	(693)	(11)
Effects of exchange rate changes on cash held	1	—
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(523)	(335)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$430	$2,141

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2022	March 31, 2021
Cash and cash equivalents	$266	$2,008
Restricted cash (included in other assets)	1	2
Cash included in furniture, fixtures and equipment replacement fund	163	131
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$430	$2,141

The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2022	2021
Total interest paid	$28	$35
Income tax refunds received	$(8)	$—

Supplemental schedule of noncash investing and financing activities:

On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host Hotels & Resorts, L.P. issued approximately 3.2 million OP units valued at approximately $56 million.

In connection with the sale of the Sheraton Boston Hotel in February 2022, we extended a $163 million bridge loan to the buyer. The proceeds received from the sale are net of this loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2022, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

COVID-19 Developments

The COVID-19 pandemic has had a significant adverse impact on U.S. and global economic activity and has contributed to significant volatility in financial markets beginning in the first quarter of 2020. While many of the restrictive measures put in place in jurisdictions where we own hotels have been lifted and the U.S. economic recovery is in progress, the COVID-19 pandemic continues to negatively impact the U.S. lodging industry generally and our company specifically. There remains a great deal of uncertainty surrounding the trends and duration of the COVID-19 pandemic, including the potential impact of new variants, and we are monitoring developments on an ongoing basis. We, and our hotel managers, may take additional actions in response to future developments.

Consolidated Portfolio

As of March 31, 2022, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	75
Brazil	3
Canada	2
Total	80

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2022, and the results of our operations and cash flows for the quarter ended March 31, 2022 and 2021, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 10.2 million Host L.P. common units, which are convertible into 10.4 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2022	2021
Net income (loss)	$118	$(153)
Less: Net (income) loss attributable to non-controlling interests	(2)	1
Net income (loss) attributable to Host Inc.	$116	$(152)

Basic weighted average shares outstanding	714.3	705.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.8	—
Diluted weighted average shares outstanding	716.1	705.6

Basic earnings (loss) per common share	$0.16	$(0.22)
Diluted earnings (loss) per common share	$0.16	$(0.22)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2022	2021
Net income (loss)	$118	$(153)
Less: Net income attributable to non-controlling interests	(1)	—
Net income (loss) attributable to Host L.P.	$117	$(153)

Basic weighted average units outstanding	708.9	698.0
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.7	—
Diluted weighted average units outstanding	710.6	698.0

Basic earnings (loss) per common unit	$0.17	$(0.22)
Diluted earnings (loss) per common unit	$0.17	$(0.22)

4.	Revenue

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2022	2021
Florida Gulf Coast	$131	$81
Maui/Oahu	116	44
Phoenix	111	54
Orlando	108	9
San Diego	87	14
Miami	83	56
San Francisco/San Jose	52	11
New York	50	11
Washington, D.C. (Central Business District)	38	23
Jacksonville	29	14
San Antonio	27	7
Houston	26	13
Los Angeles/Orange County	25	10
Austin	20	1
New Orleans	20	3
Boston	18	3
Chicago	14	4
Atlanta	13	11
Philadelphia	13	5
Northern Virginia	12	7
Denver	12	3
Seattle	10	2
Other	51	11
Domestic	1,066	397
International	8	2
Total	$1,074	$399

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2022	December 31, 2021
Land and land improvements	$1,967	$2,310
Buildings and leasehold improvements	13,465	13,636
Furniture and equipment	2,172	2,225
Construction in progress	328	278
	17,932	18,449
Less accumulated depreciation and amortization	(8,336)	(8,455)
	$9,596	$9,994

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.

Investment in Affiliates

On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds beginning as of closing, and (c) proceeds earned on general partner commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund.

Upon certain triggers being met, we have the ability to acquire up to an additional 51% (for a total of 100%) of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. To the extent certain triggers are met and we have not exercised our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise its put right to cause us to purchase up to an additional 26% (for a total of 75%) of Noble Management Holdings, LLC and Noble Investment Holdings, LLC.

n

7.	Debt

Credit Facility. In February 2022, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility. As of March 31, 2022, we have $1.5 billion of available capacity under the revolver portion of our credit facility.

8.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	116	1	117	1
Issuance of common stock for comprehensive stock plans, net	—	(9)	—	—	—	(9)	—
Dividends declared on common stock	—	—	—	(22)	—	(22)	—
Issuance of common OP units	—	—	—	—	—	—	56
Changes in ownership and other	—	(13)	—	—	(1)	(14)	20
Other comprehensive income	—	—	7	—	—	7	—
Balance, March 31, 2022	$7	$7,680	$(69)	$(1,098)	$5	$6,525	$203

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(152)	—	(152)	(1)
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Changes in ownership and other	—	(17)	—	—	—	(17)	17
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, March 31, 2021	$7	$7,547	$(77)	$(1,332)	$5	$6,150	$124

Capital of Host L.P.

As of March 31, 2022, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio (as calculated under the credit facility) exceeds 7.25x.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	116	—	1	117	1
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(9)	—	—	(9)	—
Distributions declared on common OP units	—	(22)	—	—	(22)	—
Issuance of common OP units	—	—	—	—	—	56
Changes in ownership and other	—	(13)	—	(1)	(14)	20
Other comprehensive income	—	—	7	—	7	—
Balance, March 31, 2022	$1	$6,588	$(69)	$5	$6,525	$203

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(152)	—	—	(152)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Changes in ownership and other	—	(17)	—	—	(17)	17
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, March 31, 2021	$1	$6,221	$(77)	$5	$6,150	$124

Share Repurchases

As of March 31, 2022, we have $371 million available for repurchase under our common share repurchase program. There have been no share repurchases in the first quarter of 2022.

Issuance of Common Stock

As of March 31, 2022, there was $460 million of remaining capacity under the distribution agreement we entered into in 2021 with various investment banks to sell shares of Host Inc. common stock in "at-the-market" offerings. No shares were issued during the first quarter of 2022.

Dividends/Distributions

On February 16, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.03 per share on Host Inc.'s common stock. The dividend was paid on April 15, 2022 to stockholders of record as of March 31, 2022. Accordingly, Host L.P. made a distribution of $0.03064482 per unit on its common OP units based on the current conversion ratio.

Subsequent to quarter end, on May 4, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.06 per share on Host Inc.'s common stock. The dividend is payable on July 15, 2022, to stockholders of record on June 30, 2022.

9.	Dispositions

During the first quarter, we sold the Sheraton Boston Hotel for $233 million, including a $163 million bridge loan we provided to the buyer, and recorded a gain on sale of $12 million. The bridge loan, which is included in other assets on our condensed consolidated balance sheets, has an initial interest rate of 4.5% and an initial scheduled maturity date of August 1, 2022, which date may be extended by up to a year by the exercise of two 6-month extensions, each which is subject to an increase in interest rate. The gain on sale is included in other gains (losses) on the consolidated statement of operations.

Subsequent to quarter end, we sold the Sheraton New York Times Square Hotel for $373 million, including a $250 million bridge loan we provided to the buyer, and YVE Hotel Miami for $50 million, including $1 million of FF&E funds retained by us. As of March 31, 2022, these two hotels were classified as held for sale.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The fair value of certain financial liabilities is shown below (in millions):

	March 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities
Senior notes (Level 1)	$3,111	$3,056	$3,109	$3,255
Credit facility (Level 2)	991	1,000	1,673	1,683
Mortgage debt (Level 2)	104	102	104	105

E

11.	Geographic Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2022. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2022	2021	2022	2021
United States	$1,066	$397	$9,517	$9,919
Brazil	4	1	36	30
Canada	4	1	43	45
Total	$1,074	$399	$9,596	$9,994

12.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the amount of the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying amount based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the common unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. Therefore, the redemption value of the common OP units is equivalent to the number of common shares that would be issued upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	March 31, 2022	December 31, 2021
Common OP units outstanding (millions)	10.2	7.1
Market price per Host Inc. common share	$19.43	$17.39
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$203	$126
Historical cost (millions)	97	66
Book value (millions) ⁽¹⁾	203	126

___________

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. As of March 31, 2022, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both March 31, 2022 and December 31, 2021.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2022 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
•
risks that U.S. immigration policies and border closings related to the COVID-19 pandemic will suppress international travel to the United States generally or decrease the labor pool;
•
the impact of geopolitical developments outside the United States, such as the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, trade tensions and tariffs between the United States and its trading partners such as China, or conflicts in Eastern Europe and the Middle East, all of which could affect global travel and lodging demand within the United States;
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
•
the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur as a result of a decline in operations due to the COVID-19 pandemic;

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
•
the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for U.S. federal income tax purposes and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and
•
risks associated with our ability to execute our dividend policy, including factors such as the need to preserve cash and financial flexibility in response to the COVID-19 pandemic, investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to pay special dividends.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2022	2021	Change
Total revenues	$1,074	$399	169.2%
Net income (loss)	118	(153)	N/M
Operating profit (loss)	122	(166)	N/M
Operating profit (loss) margin under GAAP	11.4%	(41.6)%	N/M
EBITDAre⁽¹⁾	$306	$5	6,020.0%
Adjusted EBITDAre⁽¹⁾	306	3	10,100.0%
Diluted earnings (loss) per common share	0.16	(0.22)	N/M
NAREIT FFO per diluted share⁽¹⁾	0.39	0.01	3,800.0%
Adjusted FFO per diluted share⁽¹⁾	0.39	0.01	3,800.0%

All Owned Hotel Data:
	Quarter ended March 31,
	2022	2021	Change
All owned hotel revenues (pro forma)⁽¹⁾	$1,052	$431	144.1%
All owned hotel EBITDA (pro forma)⁽¹⁾	330	49	573.5%
All owned hotel EBITDA margin (pro forma)⁽¹⁾	31.4%	11.4%	2,000 bps
Change in all owned hotel Total RevPAR	142.7%
Change in all owned hotel RevPAR	131.0%
___________

(1)
EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and all owned hotel data and operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "All Owned Hotel Pro Forma Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures.

N/M = Not meaningful.

Operations

While still below pre-pandemic levels, total revenues increased $675 million, or 169.2%, as compared to the first quarter of 2021, due to strong leisure demand at our resort hotels during the quarter and improved business and group travel. The recovery accelerated during the quarter as all owned hotel RevPAR in January of $109.28 grew to $221.08 in March. January operations were strongly impacted due to the increase in COVID-19 infections in the U.S. due to the Omicron variant, but quickly recovered in February and March as the surge in cases subsided and concerns around Omicron diminished. All owned hotel RevPAR and Total RevPAR for the first quarter increased 131.0% and 142.7%, respectively, compared to the first quarter of 2021 due to strong rate growth, which now has exceeded 2019 levels.

During the quarter, we continued to see wide disparities in results between our resort locations and our large urban properties that have greater reliance on business travel and groups; however, operations in all markets for the first quarter of 2022 exceeded 2021 levels. While Total RevPAR for the portfolio as a whole continues to lag 2019 operations, all owned hotel Total RevPAR in our Miami, Florida Gulf Coast and Maui/Oahu markets increased 36.8%, 6.8%, and 6.6%, respectively, compared to 2019, due to strong leisure demand. Our hotels in San Francisco/San Jose and Washington, D.C., two of our larger markets by room count, experienced all owned hotel Total RevPAR of $138 and $131, respectively, representing declines of 59.3% and 49.1%, respectively, compared to 2019, as operations at these hotels continue to ramp up following the lifting of many of the COVID-19 restrictions previously in place in these markets. Similarly, all owned hotel Total RevPAR was lowest for our Chicago market, at $84, a decline of 34.8% compared to 2019.

Operating trends overall continue to be positive in the first quarter of 2022, as vaccine distribution has continued and many jurisdictions have lifted COVID-19 restrictions. In particular, hotels in Florida, Arizona and Hawaii continue to drive the portfolio, with RevPAR levels that are exceeding 2019 levels. At the same time, hotel-level operating costs are increasing at lower rates, as hiring continues to not keep pace with the improvement in operations at these resort destinations. The lag in hiring is due to the challenging labor environment across the industry, coupled with improving occupancy, which has hindered our managers' ability to adjust staffing levels commensurate with the increase in demand.

Although operations remain below pre-pandemic levels, as a result of continued operational improvements at our hotels since the COVID-19 pandemic began in mid-March 2020, first quarter 2022 results improved when compared to 2021 as follows:

•
net income increased $271 million;
•
diluted earnings per share increased $0.38;
•
Adjusted EBITDAre increased $303 million; and
•
Adjusted FFO per diluted share increased $0.38.

Our hotels also have benefited from the implementation of portfolio-wide cost reductions, resulting in a reduction of pro forma hotel operating costs across the portfolio by approximately 17% in the first quarter of 2022, compared to the first quarter of 2019. While we expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions, we also expect hotel-level operating costs to increase over time at a higher rate, more in line with total revenues, as hotels continue to transition from their contingency level operational plans to more normalized levels of operations.

Outlook

While the COVID-19 pandemic continues to impact macroeconomic and industry expectations, we experienced significant acceleration in the recovery of revenues and earnings through the first quarter. While January saw a sequential dip in RevPAR related to the Omicron variant, the impact of each successive wave of the virus has lessened as strategies to mitigate risks have improved, and the bounce back in February and March was stronger than anticipated. Further strength in the recovery will be dependent on our ability to maintain high-rated business in our resort markets and the pace of further group and business transient recovery, as well as the return of international inbound travel. The pace of economic growth for 2022 remains above the average for the last economic cycle, and Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 3.2% for 2022, while business investment is anticipated to increase 5.4%. While overall economic sentiment has improved, accelerating inflation, high energy prices and geopolitical uncertainty have led to increased risks in recent weeks and elevated concerns surrounding the federal reserve's ability to execute a soft landing for inflation and economic growth. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting the unpredictability of the COVID-19 virus and varying analyst assumptions surrounding the impact of supply chain disruptions, labor shortages in key industries, geopolitical conflicts, inflation and interest rate expectations.

Hotel supply growth is anticipated to remain below the long-term historical average in 2022, as supply chain challenges have resulted in project delays across the U.S. We anticipate that many of these projects will continue to be delayed or cancelled, while the new project pipeline will remain suppressed until the industry surpasses prior-peak RevPAR levels. While the pandemic has had an outsized impact on our industry, leisure travel continues to outperform expectations due to pent-up demand, high personal savings and waning virus fears. Luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, have been most heavily affected by the pandemic, due in part to the sharp decline in air travel, particularly from international arrivals, and the slower recovery of corporate and group demand. However, we have seen improving trends across all location types and anticipate that the above factors that led to a decline in operations will continue to diminish through the remainder of 2022.

As a result of the significant uncertainties related to the impact of new virus variants and broader macroeconomic trends in 2022, the timing and trajectory of the recovery remains difficult to forecast. We believe that the continued recovery within the lodging industry is highly dependent on the strength of the economy, consumer confidence and the return of corporate and group travel now that leisure demand is exceeding pre-pandemic levels in many markets. Accordingly, we believe that the impact of the recovery on specific markets and industries will be uneven.

Based on these trends, we expect sequential RevPAR improvements relative to 2019 to continue throughout the year. Although we cannot provide full year RevPAR guidance at this time, we expect second quarter RevPAR between $195 and $205, representing an increase from 2021 of 76% to 85%, respectively, and a decrease from 2019 of 8% to 3%, respectively. However, seasonality and changing market and business mix are expected to lead to lower RevPAR in the second half of the year compared to the second quarter.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the timing for a recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic expectations.

Strategic Initiatives

Investments. On January 20, 2022, we invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds beginning as of closing, and (c) proceeds earned on general partner commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund. We also have the opportunity to increase our investment in Noble's business. See Item 1 - "Business" in our Annual Report on Form 10-K for the year ended December 31, 2021.

Dispositions. During the first quarter, we sold the Sheraton Boston Hotel for $233 million, including a $163 million bridge loan we provided to the buyer, and recorded a gain on sale of $12 million. Subsequent to quarter end, we sold the Sheraton New York Times Square Hotel for $373 million, including a $250 million bridge loan we provided to the buyer, and YVE Hotel Miami for $50 million, including $1 million of FF&E funds retained by us.

Financing transactions. In February 2022, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility.

Capital Projects. During the first quarter of 2022, we spent approximately $83 million on ROI capital projects and $39 million on renewal and replacement projects. For full year 2022, we expect total capital expenditures of $500 million to $600 million. This total amount consists of ROI projects of approximately $325 million to $375 million and renewal and replacement expenditures of $175 million to $225 million. ROI projects include approximately $90 million to $115 million for the Marriott transformational capital program discussed below.

During the first quarter of 2022, we completed the 2.3-acre waterpark at the Orlando World Center Marriott and substantially completed the 60,000 square-foot meeting space expansion, with the project completed ahead of schedule and under budget.

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

Approximately 89% of the total estimated costs of the program have been spent as of March 31, 2022. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; and projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021. During the first quarter of 2022, we completed projects at the Houston Marriott Medical Center and Marina del Rey Marriott. We also expect to substantially complete projects at Boston Marriott Copley Place, JW Marriott Houston by the Galleria, Marriott Marquis San Diego Marina and Washington Marriott at Metro Center during 2022.

Results of Operations

The following table reflects certain line items from our condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2022	2021	Change
Total revenues	$1,074	$399	169.2%
Operating costs and expenses:
Property-level costs ⁽¹⁾	929	541	71.7
Corporate and other expenses	23	24	(4.2)
Operating profit (loss)	122	(166)	N/M
Interest expense	36	42	(14.3)
Other gains (losses)	13	(1)	N/M
Benefit for income taxes	16	46	(65.2)

Host Inc.:
Net income (loss) attributable to non-controlling interests	2	(1)	N/M
Net income (loss) attributable to Host Inc.	116	(152)	N/M

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M
Net income (loss) attributable to Host L.P.	117	(153)	N/M
___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

N/M=Not meaningful.

Statement of Operations Results and Trends

Although RevPAR experienced a sequential dip in January due to the Omicron variant, hotel operations experienced a significant recovery during the remainder of the quarter, with RevPAR increasing from $109.28 in January 2022 to $221.08 in March 2022. However, there can be no assurances that the RevPAR increases will continue.

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2022	2021	Change
Revenues:
Rooms	$655	$257	154.9%
Food and beverage	297	77	285.7
Other	122	65	87.7
Total revenues	$1,074	$399	169.2

Although still below pre-pandemic levels, operations have improved significantly in the first quarter of 2022 compared to 2021. While acquisitions that occurred in 2021 contributed $109 million to revenues in the first quarter of 2022 and more than offset lost revenue from dispositions, the majority of the increase was due to the ongoing recovery of the lodging industry from the COVID-19 pandemic. This has impacted operations as follows:

Rooms. Total rooms revenues increased $398 million, or 154.9%, for the quarter, as operations at our resort properties remain strong, and with average room rates for our portfolio exceeding pre-pandemic levels. While improvements were primarily driven by leisure travel, urban markets began to see improvement with an increase in group revenues compared to the fourth quarter of 2021.

Food and beverage. Total food and beverage (“F&B”) revenues increased $220 million, or 285.7%, for the quarter, due to strong outlet, banquet and audio visual revenues. While group room nights continue to lag pre-pandemic levels, banquet and audio visual contribution per room night exceeded 2019 levels during the quarter.

Other revenues. Total other revenues increased $57 million, or 87.7%, for the quarter, which was driven by an increase in attrition and cancellation fees in the first half of the quarter due to concerns with the Omicron variant, as well as strong golf, spa and other ancillary revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2022	2021	Change
Expenses:
Rooms	$160	$65	146.2%
Food and beverage	200	62	222.6
Other departmental and support expenses	273	160	70.6
Management fees	40	11	263.6
Other property-level expenses	84	78	7.7
Depreciation and amortization	172	165	4.2
Total property-level operating expenses	$929	$541	71.7

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses. During the first quarter of 2022, these expenses increased 120% compared to 2021.

We anticipate wage compression will continue through 2022, particularly in markets that have led the lodging demand recovery due to the challenging labor market across the industry. In addition, hiring was temporarily paused in many areas due to the Omicron variant, as well as seasonality of the industry, at the beginning of the year. The significant acceleration in demand, particularly in our leisure markets during February and March, further challenged the ability of our hotel managers to increase hotel staffing commensurate with the increase in demand, which may continue for the remainder of 2022. In aggregate, wage and benefit cost inflation is expected to be in the 4% to 5% range in 2022.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the first quarter of 2022 compared to 2021 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, as follows:

Rooms. Rooms expenses increased $95 million, or 146.2%, for the quarter, reflecting an increase in occupancy.

Food and beverage. F&B expenses increased $138 million, or 222.6%, for the quarter. Overall, F&B costs as a percentage of revenues declined, benefitting from improved banquet revenues and ongoing productivity improvement.

Other departmental and support expenses. Other departmental and support expenses increased $113 million, or 70.6%, for the quarter.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $19 million, or 172.7%, for the quarter. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $10 million for the quarter, due primarily to the improved operations at our resort properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $6 million, or 7.7%, for the quarter due to increases in hotel sales and general excise taxes, and rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses partially were offset by the receipt of operating profit guarantees received from Marriott under the transformational capital program in both 2022 and 2021.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2022	2021

General and administrative costs	$18	$20
Non-cash stock-based compensation expense	5	4
Total	$23	$24

Interest expense. Interest expense decreased for the quarter due to the repayment of the revolver portion of the credit facility. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2022	2021
Cash interest expense ⁽¹⁾	$33	$40
Non-cash interest expense	3	2
Total interest expense	$36	$42

_________

(1)
Including the change in accrued interest, total cash interest paid was $28 million and $35 million for the first quarters ended 2022 and 2021, respectively.

Other gains (losses). Other gains increased $14 million for the quarter, representing the sale of the Sheraton Boston Hotel in the first quarter of 2022.

Equity in earnings of affiliates. Equity in earnings of affiliates decreased $7 million for the quarter, primarily due to unrealized gains on our investment in Fifth Wall Ventures, L.P. in 2021.

Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the first quarter, we recorded an income tax benefit of $16 million, due primarily to the domestic net operating loss incurred by our TRS. Any domestic net operating loss incurred by our TRS in 2022 may be carried forward indefinitely, its use in future years being subject to a limit of 80% of annual taxable income.

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

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarter ended March 31, 2022 compared to 2021 and to 2019, respectively, to provide a comparison of hotel statistics in the current period to last year as well as pre-pandemic levels:

All Owned Hotels (pro forma) by Location

	As of March 31, 2022		Quarter ended March 31, 2022				Quarter ended March 31, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$733.63	70.9%	$520.02	$819.53	$667.52	54.4%	$363.25	$558.76	43.2%	46.7%
Maui/Oahu	4	2,007	544.76	76.4	416.04	640.58	404.89	40.0	162.15	257.24	156.6	149.0
Florida Gulf Coast	5	1,850	555.52	74.0	411.06	779.69	521.91	52.8	275.67	489.52	49.1	59.3
Phoenix	4	1,822	458.96	73.8	338.92	674.47	355.31	49.9	177.15	335.19	91.3	101.2
Jacksonville	1	446	532.17	60.5	321.85	718.05	484.86	35.5	171.97	345.82	87.2	107.6
Orlando	2	2,448	458.86	58.1	266.55	488.36	497.39	17.4	86.51	155.07	208.1	214.9
Los Angeles/ Orange County	3	1,067	287.84	64.9	186.70	266.13	197.29	21.7	42.81	58.31	336.1	356.4
Austin	2	767	278.59	61.8	172.23	285.80	144.70	40.5	58.58	94.12	194.0	203.7
San Diego	3	3,288	257.75	61.6	158.83	295.65	156.29	17.1	26.69	48.42	495.2	510.6
San Antonio	2	1,512	188.39	67.3	126.82	197.62	126.00	27.1	34.11	48.10	271.8	310.9
Philadelphia	2	810	176.60	66.7	117.84	183.75	135.04	36.9	49.89	70.10	136.2	162.1
Atlanta	2	810	173.11	66.3	114.76	177.40	134.42	43.1	57.96	74.95	98.0	136.7
New Orleans	1	1,333	203.99	55.9	113.96	167.80	107.71	13.3	14.30	27.41	697.0	512.3
Houston	5	1,942	179.90	60.9	109.60	149.28	125.89	50.9	64.05	86.95	71.1	71.7
New York	2	2,486	258.15	41.4	106.99	152.56	147.04	19.6	28.87	36.81	270.6	314.5
Northern Virginia	2	916	198.70	52.8	104.94	148.86	161.02	34.7	55.90	79.84	87.7	86.4
Washington, D.C. (CBD)	5	3,238	236.46	38.5	91.13	131.17	152.00	49.3	74.98	78.49	21.5	67.1
San Francisco/ San Jose	6	4,162	197.28	45.0	88.73	138.45	139.20	13.2	18.37	24.13	383.1	473.8
Boston	2	1,495	181.69	47.6	86.56	112.42	117.71	14.5	17.08	22.05	406.9	409.8
Denver	3	1,340	152.03	45.3	68.83	102.89	112.49	17.2	19.34	23.70	255.9	334.0
Chicago	4	1,816	156.81	40.1	62.93	84.05	115.21	16.2	18.62	22.77	238.0	269.1
Seattle	2	1,315	174.78	35.4	61.83	87.48	149.63	7.2	10.84	14.53	470.3	502.2
Other	9	2,932	272.54	50.8	138.46	193.54	220.69	32.7	72.18	101.44	91.8	90.8
Domestic	73	40,835	311.06	55.2	171.62	283.53	256.57	29.0	74.51	117.18	130.3	142.0

International	5	1,499	98.95	39.5	39.12	57.86	89.36	13.0	11.62	15.46	236.5	274.2
All Locations	78	42,334	305.63	54.6	166.93	275.55	253.85	28.5	72.27	113.55	131.0	142.7

	As of March 31, 2022		Quarter ended March 31, 2022				Quarter ended March 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$733.63	70.9%	$520.02	$819.53	$462.17	85.4%	$394.58	$599.20	31.8%	36.8%
Maui/Oahu	4	2,007	544.76	76.4	416.04	640.58	437.66	89.0	389.36	601.06	6.9	6.6
Florida Gulf Coast	5	1,850	555.52	74.0	411.06	779.69	439.30	83.1	364.98	729.85	12.6	6.8
Phoenix	4	1,822	458.96	73.8	338.92	674.47	373.48	82.7	308.80	644.54	9.8	4.6
Jacksonville	1	446	532.17	60.5	321.85	718.05	367.78	78.6	289.04	690.11	11.4	4.0
Orlando	2	2,448	458.86	58.1	266.55	488.36	318.30	79.1	251.68	511.48	5.9	(4.5)
Los Angeles/ Orange County	3	1,067	287.84	64.9	186.70	266.13	259.82	82.9	215.39	334.75	(13.3)	(20.5)
Austin	2	767	278.59	61.8	172.23	285.80	278.33	84.3	234.59	399.89	(26.6)	(28.5)
San Diego	3	3,288	257.75	61.6	158.83	295.65	252.91	76.9	194.59	349.55	(18.4)	(15.4)
San Antonio	2	1,512	188.39	67.3	126.82	197.62	196.01	77.4	151.75	229.98	(16.4)	(14.1)
Philadelphia	2	810	176.60	66.7	117.84	183.75	190.16	78.1	148.48	242.24	(20.6)	(24.1)
Atlanta	2	810	173.11	66.3	114.76	177.40	215.83	85.8	185.09	304.09	(38.0)	(41.7)
New Orleans	1	1,333	203.99	55.9	113.96	167.80	209.79	81.6	171.18	249.87	(33.4)	(32.8)
Houston	5	1,942	179.90	60.9	109.60	149.28	182.60	75.8	138.36	201.04	(20.8)	(25.7)
New York	2	2,486	258.15	41.4	106.99	152.56	258.82	71.9	186.02	305.05	(42.5)	(50.0)
Northern Virginia	2	916	198.70	52.8	104.94	148.86	221.89	72.2	160.11	258.83	(34.5)	(42.5)
Washington, D.C. (CBD)	5	3,238	236.46	38.5	91.13	131.17	247.89	73.3	181.79	257.64	(49.9)	(49.1)
San Francisco/ San Jose	6	4,162	197.28	45.0	88.73	138.45	311.75	78.2	243.92	340.35	(63.6)	(59.3)
Boston	2	1,495	181.69	47.6	86.56	112.42	195.31	73.5	143.63	222.97	(39.7)	(49.6)
Denver	3	1,340	152.03	45.3	68.83	102.89	161.82	64.7	104.75	158.27	(34.3)	(35.0)
Chicago	4	1,816	156.81	40.1	62.93	84.05	148.27	60.4	89.50	128.94	(29.7)	(34.8)
Seattle	2	1,315	174.78	35.4	61.83	87.48	194.12	77.4	150.15	203.91	(58.8)	(57.1)
Other	9	2,932	272.54	50.8	138.46	193.54	184.67	68.8	127.08	186.06	9.0	4.0
Domestic	73	40,835	311.06	55.2	171.62	283.53	272.38	76.6	208.68	344.39	(17.8)	(17.7)

International	5	1,499	98.95	39.5	39.12	57.86	143.88	67.6	97.32	140.81	(59.8)	(58.9)
All Locations	78	42,334	305.63	54.6	166.93	275.55	268.31	76.3	204.70	337.11	(18.5)	(18.3)

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 78 hotels that we owned as of March 31, 2022, excluding hotels that were held-for-sale. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended March 31, 2022			Quarter ended March 31, 2021
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,278	682	123	739	265	74
Percentage change in room nights vs. same period in 2019	(19.1)%	(42.0)%	(1.4)%
Rooms Revenues (in millions)	$432	$184	$21	$221	$43	$10
Percentage change in revenues vs. same period in 2019	(3.2)%	(39.2)%	(12.7)%

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

As hotel operations have returned to cash flow positive, we believe that we have sufficient liquidity to fund corporate expenses, capital expenditures, hotel acquisitions and remaining hotels with negative operations and have reinstated our quarterly dividend. We remain well positioned to execute additional transactions to the extent opportunities arise.

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. We have no significant debt maturities until 2024. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis.

Capital Resources. As of March 31, 2022, we had $266 million of cash and cash equivalents, $163 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

We currently have a distribution agreement in place with various investment banks, through which Host Inc. may issue and sell, from time-to-time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future acquisitions. No shares were issued in the first quarter of 2022. As of March 31, 2022, there was $460 million of remaining capacity under the agreement.

Additionally, we currently have $371 million available under our share repurchase program. There have been no share repurchases during 2022.

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

Cash Provided by/Used in Operating Activities. In the first quarter of 2022, net cash provided by operating activities was $261 million compared to net cash used in operating activities of $49 million for 2021. Cash provided by operating activities in 2022 was driven by improved operations at our hotels compared to 2021. Cash used in operating activities in 2021 was primarily to fund operating shortfalls at certain of our hotels.

Cash Used in Investing Activities. Net cash used in investing activities was $92 million during the first quarter of 2022 compared to $275 million for 2021. Cash used in investing activities during the first quarter of 2022 primarily related to $122 million of capital expenditures and an investment in a joint venture. Cash used in investing activities during the first quarter of 2021 primarily related to $93 million of capital expenditures and the acquisition of one hotel. Cash provided by investing activities in 2022 includes the sale of one hotel.

The following tables summarize significant acquisitions/return of investments in affiliates and dispositions that have been completed as of May 4, 2022:

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
January	2022	Investment in non-controlling interest of a joint venture with Noble Investment Group⁽¹⁾	$(91)
		Total acquisitions/investments	$(91)
___________
(1)
Investment consisted of $35 million of cash, and the issuance of approximately $56 million of Host L.P. OP units.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
April	2022	Disposition of Sheraton New York Times Square Hotel⁽²⁾	$102	$373
April	2022	Disposition of YVE Hotel Miami	49	50
January	2022	Disposition of Sheraton Boston⁽³⁾	66	233
		Total dispositions	$217	$656
___________
(1)
Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the buyer.
(2)
In connection with the sale of the Sheraton New York Times Square Hotel, we extended a $250 million bridge loan to the buyer. The disposition proceeds are net of the bridge loan.
(3)
In connection with the sale of the Sheraton Boston Hotel, we extended a $163 million bridge loan to the buyer. The disposition proceeds are net of the bridge loan.

Cash Used in Financing Activities. For the first quarter of 2022, net cash used in financing activities was $693 million compared to $11 million for the first quarter of 2021. Cash used in financing activities in 2022 included the repayment of the credit facility revolver.

Debt

As of March 31, 2022, our total debt was $4.2 billion, with a weighted average interest rate of 3.4% and a weighted average maturity of 5.3 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.

Financial Covenants

Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. Total debt used in the calculation of our ratio of consolidated total debt to consolidated EBITDA (our “Leverage Ratio”) is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $100 million are deducted from our total debt balance for purposes of measuring compliance.

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

At March 31, 2022, the following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve month basis, for informational purposes only, as the covenant levels are currently calculated using the phase in period and the modified covenant levels described above:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	4.6	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.8	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	6.8	x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

At March 31, 2022, the following table summarizes the results of the financial tests required under the credit facility utilizing annualized third and fourth quarter 2021 and first quarter 2022 results applicable for the phase-in period (in contrast to the ratios calculated above, which are based on the trailing twelve months) and using the modified covenant levels set forth in the Amendments and as described above:

	Actual Ratio		Covenant Requirement for most recent quarter
Leverage ratio	4.1	x	Maximum ratio of 8.50x
Fixed charge coverage ratio	7.8	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.7	x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2022:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	480%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.1	x	Minimum ratio of 1.5x

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2021.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2022, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio exceeds 7.25x calculated using the prior twelve-month result.

Investors should consider the non-controlling interests in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these Host L.P. common OP unitholders share in cash distributed by Host L.P. to all of its common OP unitholders, on a pro rata basis. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other unaffiliated Host L.P. common OP unitholders.

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On February 16, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.03 on Host Inc.'s common stock. The dividend was paid on April 15, 2022 to stockholders of record on March 31, 2022. Subsequent to quarter end, on May 4, 2022, the Board of Directors announced a regular quarterly cash dividend of $0.06 per share on our common stock. The dividend will be paid on July 15, 2022 to stockholders of record on June 30, 2022. All future dividends are subject to Board approval.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

All Owned Hotel Pro Forma Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily suspended our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results on a pro forma basis, including the following adjustments: (1) operating results are presented for all consolidated hotels owned as of March 31, 2022, but do not include the results of operations for properties sold or held-for-sale at the reporting date; and (2) operating results for acquisitions as of March 31, 2022 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results. At March 31, 2022, the Sheraton New York Times Square Hotel and YVE Hotel Miami are classified as held-for-sale. Therefore, the results of these hotels are excluded from all owned hotel pro forma operating statistics and results.

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

The discussion below defines these measures and presents why we believe they are useful supplemental measures of our performance.

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2021 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s understanding of our operating performance. Adjusted EBITDAre also is similar to what is used in calculating certain credit ratios for our credit facility and senior notes. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:

•
Property Insurance Gains – We exclude the effect of property insurance gains reflected in our condensed consolidated statements of operations because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets. In addition, property insurance gains could be less important to investors given that the depreciated asset book value written off in connection with the calculation of the property insurance gain often does not reflect the market value of real estate assets.
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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2022	2021
Net income (loss)	$118	$(153)
Interest expense	36	42
Depreciation and amortization	172	165
Income taxes	(16)	(46)
EBITDA	310	8
Gain on dispositions⁽¹⁾	(12)	—
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(9)
Pro rata EBITDAre of equity investments⁽²⁾	10	6
EBITDAre	306	5
Adjustments to EBITDAre:
Severance expense (reversal) at hotel properties	—	(2)
Adjusted EBITDAre	$306	$3

___________

(1) Reflects the sale of one hotel in 2022.

(2) Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2022	2021
Net income (loss)	$118	$(153)
Less: Net (income) loss attributable to non-controlling interests	(2)	1
Net income (loss) attributable to Host Inc.	116	(152)
Adjustments:
Gain on dispositions⁽¹⁾	(12)	—
Depreciation and amortization	171	165
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(9)
Pro rata FFO of equity investments⁽²⁾	9	4
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(3)	(2)
NAREIT FFO	279	6
Adjustments to NAREIT FFO:
Severance expense (reversal) at hotel properties	—	(2)
Adjusted FFO	$279	$4

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS	716.1	705.6
Assuming issuance of common shares granted under the comprehensive stock plans	—	0.9
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	716.1	706.5
Diluted earnings (loss) per common share	$0.16	$(0.22)
NAREIT FFO per diluted share	$0.39	$0.01
Adjusted FFO per diluted share	$0.39	$0.01

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

All Owned Hotel Pro Forma Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2022	2021
Number of hotels	78	77
Number of rooms	42,334	42,111
Change in hotel Total RevPAR	142.7%	—
Change in hotel RevPAR	131.0%	—
Operating profit (loss) margin⁽¹⁾	11.4%	(41.6)%
All Owned Hotel Pro Forma EBITDA margin⁽¹⁾	31.4%	11.4%
Food and beverage profit margin⁽¹⁾	32.7%	19.5%
All Owned Hotel Pro Forma food and beverage profit margin⁽¹⁾	34.4%	18.6%

Net income (loss)	$118	$(153)
Depreciation and amortization	172	165
Interest expense	36	42
Benefit for income taxes	(16)	(46)
Gain on sale of property and corporate level income/expense	7	15
Severance expense (reversal) at hotel properties	2	(2)
Pro forma adjustments⁽²⁾	11	28
All Owned Hotel Pro Forma EBITDA	$330	$49

	Quarter ended March 31, 2022					Quarter ended March 31, 2021
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾	GAAP Results	Severance at hotel properties	Pro forma adjustments⁽²⁾	Depreciation and corporate level items	All Owned Hotel Pro Forma Results⁽³⁾
Revenues
Room	$655	$—	$(18)	$—	$637	$257	$—	$17	$—	$274
Food and beverage	297	—	(3)	—	294	77	—	9	—	86
Other	122	—	(1)	—	121	65	—	6	—	71
Total revenues	1,074	—	(22)	—	1,052	399	—	32	—	431
Expenses
Room	160	—	(11)	—	149	65	1	(1)	—	65
Food and beverage	200	—	(7)	—	193	62	—	8	—	70
Other	397	(2)	(15)	—	380	249	1	(3)	—	247
Depreciation and amortization	172	—	—	(172)	—	165	—	—	(165)	—
Corporate and other expenses	23	—	—	(23)	—	24	—	—	(24)	—
Total expenses	952	(2)	(33)	(195)	722	565	2	4	(189)	382
Operating Profit - All Owned Hotel Pro Forma EBITDA⁽³⁾	$122	$2	$11	$195	$330	$(166)	$(2)	$28	$189	$49

(1) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Hotel margins are calculated using amounts presented in the above tables.

(2) Pro forma adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of March 31, 2022, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2022. All owned hotel pro forma results also include the results of our leased office buildings and other non-hotel revenue and expense items.

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

Interest Rate Sensitivity

As of March 31, 2022 and December 31, 2021, 76% and 66%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk, and are not for trading purposes. As of March 31, 2022, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the first quarter of 2022, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($79 million), and we received $0.2 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into three new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($79 million), which contracts mature between August and September 2022. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 – January 31, 2022	—	$—	—	$371
February 1, 2022 – February 28, 2022	—	—	—	371
March 1, 2022 – March 31, 2022	—	—	—	371
Total	—	$—	—	$371

Issuer Sales of Equity Securities (Host Hotels & Resorts, L.P.)

On January 20, 2022, Host L.P. issued OP Units to the entities and in the amounts listed below as part of the consideration for Host L.P.’s investment in Noble Investment Group. All units were issued in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. See Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information on this investment.

Noble Investment Group, LLC - 327,468 OP Units; and

Noble Fund Sponsor, LLC - 2,872,530 OP Units.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2022 – January 31, 2022	86,930	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
February 1, 2022 – February 28, 2022	379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2022 – March 31, 2022	379	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	87,688			—	—
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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

May 6, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 6, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.