Form 10-Q
period 2022-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2022-08-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 714,892,621 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

(in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,538	$9,994
Right-of-use assets	560	551
Assets held for sale	—	270
Due from managers	164	113
Advances to and investments in affiliates	126	42
Furniture, fixtures and equipment replacement fund	179	144
Notes receivable	413	—
Other	365	431
Cash and cash equivalents	699	807
Total assets	$12,044	$12,352

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,112	$3,109
Credit facility, including the term loans of $998 and $997, respectively	992	1,673
Mortgage and other debt	108	109
Total debt	4,212	4,891
Lease liabilities	572	564
Accounts payable and accrued expenses	113	85
Due to managers	35	42
Other	167	198
Total liabilities	5,099	5,780

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	163	126

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 714.9 million shares and 714.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,729	7,702
Accumulated other comprehensive loss	(74)	(76)
Deficit	(885)	(1,192)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,777	6,441
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,782	6,446
Total liabilities, non-controlling interests and equity	$12,044	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
REVENUES
Rooms	$850	$423	$1,505	$680
Food and beverage	405	137	702	214
Other	126	89	248	154
Total revenues	1,381	649	2,455	1,048
EXPENSES
Rooms	189	109	349	174
Food and beverage	245	105	445	167
Other departmental and support expenses	300	209	573	369
Management fees	62	21	102	32
Other property-level expenses	78	79	162	157
Depreciation and amortization	162	169	334	334
Corporate and other expenses	25	25	48	49
Gain on insurance and business interruption settlements	(7)	—	(7)	—
Total operating costs and expenses	1,054	717	2,006	1,282
OPERATING PROFIT (LOSS)	327	(68)	449	(234)
Interest income	6	—	7	1
Interest expense	(37)	(43)	(73)	(85)
Other gains	1	3	14	2
Equity in earnings of affiliates	2	25	4	34
INCOME (LOSS) BEFORE INCOME TAXES	299	(83)	401	(282)
Benefit (provision) for income taxes	(39)	22	(23)	68
NET INCOME (LOSS)	260	(61)	378	(214)
Less: Net (income) loss attributable to non-controlling interests	(4)	1	(6)	2
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$256	$(60)	$372	$(212)
Basic earnings (loss) per common share	$0.36	$(0.09)	$0.52	$(0.30)
Diluted earnings (loss) per common share	$0.36	$(0.09)	$0.52	$(0.30)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$260	$(61)	$378	$(214)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(6)	6	1	4
Change in fair value of derivative instruments	1	—	1	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	6	2	3
COMPREHENSIVE INCOME (LOSS)	255	(55)	380	(211)
Less: Comprehensive (income) loss attributable to non-controlling interests	(4)	1	(6)	2
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$251	$(54)	$374	$(209)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions)

	Year-to-date ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$378	$(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	334	334
Amortization of finance costs, discounts and premiums, net	5	5
Stock compensation expense	10	9
Other gains	(14)	(2)
Gain on property insurance settlement	(6)	—
Equity in earnings of affiliates	(4)	(34)
Change in due from/to managers	(53)	(71)
Distributions from investments in affiliates	20	4
Changes in other assets	43	(64)
Changes in other liabilities	(5)	(7)
Net cash provided by (used in) operating activities	708	(40)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	217	6
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(44)	(8)
Acquisitions	—	(801)
Capital expenditures:
Renewals and replacements	(78)	(63)
Return on investment	(162)	(117)
Property insurance proceeds	7	—
Net cash used in investing activities	(60)	(974)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Issuance of common stock	—	138
Dividends on common stock	(21)	—
Other financing activities	(10)	(8)
Net cash provided by (used in) financing activities	(715)	127
Effects of exchange rate changes on cash held	(1)	2
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(68)	(885)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$885	$1,591

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$699	$1,450
Restricted cash (included in other assets)	7	2
Cash included in furniture, fixtures and equipment replacement fund	179	139
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$885	$1,591

The following table presents cash paid (received) for the following:

	Year-to-date ended June 30,
	2022	2021
Total interest paid	$69	$83
Income tax refunds received	$(7)	$—

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

In connection with the sales of the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel-level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays, the cash related to which was retained by the seller.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2022 and December 31, 2021

(in millions)

	June 30, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,538	$9,994
Right-of-use assets	560	551
Assets held for sale	—	270
Due from managers	164	113
Advances to and investments in affiliates	126	42
Furniture, fixtures and equipment replacement fund	179	144
Notes receivable	413	—
Other	365	431
Cash and cash equivalents	699	807
Total assets	$12,044	$12,352

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,112	$3,109
Credit facility, including the term loans of $998 and $997, respectively	992	1,673
Mortgage and other debt	108	109
Total debt	4,212	4,891
Lease liabilities	572	564
Accounts payable and accrued expenses	113	85
Due to managers	35	42
Other	167	198
Total liabilities	5,099	5,780

Limited partnership interests of third parties	163	126

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,850	6,516
Accumulated other comprehensive loss	(74)	(76)
Total Host Hotels & Resorts, L.P. capital	6,777	6,441
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,782	6,446
Total liabilities, limited partnership interests of third parties and capital	$12,044	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
REVENUES
Rooms	$850	$423	$1,505	$680
Food and beverage	405	137	702	214
Other	126	89	248	154
Total revenues	1,381	649	2,455	1,048
EXPENSES
Rooms	189	109	349	174
Food and beverage	245	105	445	167
Other departmental and support expenses	300	209	573	369
Management fees	62	21	102	32
Other property-level expenses	78	79	162	157
Depreciation and amortization	162	169	334	334
Corporate and other expenses	25	25	48	49
Gain on insurance and business interruption settlements	(7)	—	(7)	—
Total operating costs and expenses	1,054	717	2,006	1,282
OPERATING PROFIT (LOSS)	327	(68)	449	(234)
Interest income	6	—	7	1
Interest expense	(37)	(43)	(73)	(85)
Other gains	1	3	14	2
Equity in earnings of affiliates	2	25	4	34
INCOME (LOSS) BEFORE INCOME TAXES	299	(83)	401	(282)
Benefit (provision) for income taxes	(39)	22	(23)	68
NET INCOME (LOSS)	260	(61)	378	(214)
Less: Net loss attributable to non-controlling interests	1	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$261	$(61)	$378	$(214)
Basic earnings (loss) per common unit	$0.37	$(0.09)	$0.53	$(0.31)
Diluted earnings (loss) per common unit	$0.37	$(0.09)	$0.53	$(0.31)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$260	$(61)	$378	$(214)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(6)	6	1	4
Change in fair value of derivative instruments	1	—	1	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	6	2	3
COMPREHENSIVE INCOME (LOSS)	255	(55)	380	(211)
Less: Comprehensive loss attributable to non-controlling interests	1	—	—	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$256	$(55)	$380	$(211)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2022 and 2021

(unaudited, in millions)

	Year-to-date ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$378	$(214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	334	334
Amortization of finance costs, discounts and premiums, net	5	5
Stock compensation expense	10	9
Other gains	(14)	(2)
Gain on property insurance settlement	(6)	—
Equity in earnings of affiliates	(4)	(34)
Change in due from/to managers	(53)	(71)
Distributions from investments in affiliates	20	4
Changes in other assets	43	(64)
Changes in other liabilities	(5)	(7)
Net cash provided by (used in) operating activities	708	(40)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	217	6
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(44)	(8)
Acquisitions	—	(801)
Capital expenditures:
Renewals and replacements	(78)	(63)
Return on investment	(162)	(117)
Property insurance proceeds	7	—
Net cash used in investing activities	(60)	(974)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Issuance of common OP units	—	138
Distributions on common OP units	(21)	—
Other financing activities	(10)	(8)
Net cash provided by (used in) financing activities	(715)	127
Effects of exchange rate changes on cash held	(1)	2
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(68)	(885)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$885	$1,591

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2022	June 30, 2021
Cash and cash equivalents	$699	$1,450
Restricted cash (included in other assets)	7	2
Cash included in furniture, fixtures and equipment replacement fund	179	139
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$885	$1,591

The following table presents cash paid (received) for the following:

	Year-to-date ended June 30,
	2022	2021
Total interest paid	$69	$83
Income tax refunds received	$(7)	$—

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

In connection with the sales of the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.

In 2021, non-cash consideration for the acquisition of the Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel-level liabilities of approximately $24 million, consisting primarily of advance deposits received from guests for future stays, the cash related to which was retained by the seller.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Organization

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2022, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

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

Consolidated Portfolio

As of June 30, 2022, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	73
Brazil	3
Canada	2
Total	78

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2022, and the results of our operations for the quarter and year-to-date periods ended June 30, 2022 and 2021, respectively, and cash flows for the year-to-date periods ended June 30, 2022 and 2021, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Notes Receivable

At June 30, 2022, our notes receivable consists of bridge loans issued in connection with hotel sales. In conjunction with our dispositions, we may issue a bridge loan to the purchaser to facilitate the sale. These bridge loans are collateralized by the corresponding sold hotel and in the event of a default of the loan, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement. The bridge loans are recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the unaudited condensed consolidated balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.

3.	Earnings (Loss) Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such granted shares, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 10.2 million Host L.P. common units, which are convertible into 10.4 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Net income (loss)	$260	$(61)	$378	$(214)
Less: Net (income) loss attributable to non-controlling interests	(4)	1	(6)	2
Net income (loss) attributable to Host Inc.	$256	$(60)	$372	$(212)

Basic weighted average shares outstanding	714.8	707.6	714.6	706.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.2	—	2.2	—
Diluted weighted average shares outstanding	717.0	707.6	716.8	706.6

Basic earnings (loss) per common share	$0.36	$(0.09)	$0.52	$(0.30)
Diluted earnings (loss) per common share	$0.36	$(0.09)	$0.52	$(0.30)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Net income (loss)	$260	$(61)	$378	$(214)
Less: Net loss attributable to non-controlling interests	1	—	—	—
Net income (loss) attributable to Host L.P.	$261	$(61)	$378	$(214)

Basic weighted average units outstanding	710.0	699.9	709.5	699.0
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.2	—	2.1	—
Diluted weighted average units outstanding	712.2	699.9	711.6	699.0

Basic earnings (loss) per common unit	$0.37	$(0.09)	$0.53	$(0.31)
Diluted earnings (loss) per common unit	$0.37	$(0.09)	$0.53	$(0.31)

4.	Revenue

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2022	2021	2022	2021
Maui/Oahu	$126	$98	$242	$142
Orlando	129	36	237	45
Florida Gulf Coast	100	85	231	166
Phoenix	101	63	212	117
San Diego	118	41	205	55
Miami	69	56	152	112
New York	93	25	143	36
San Francisco/San Jose	90	25	142	36
Washington, D.C. (Central Business District)	92	20	130	43
Jacksonville	39	29	68	43
Los Angeles/Orange County	35	29	60	39
Houston	31	19	57	32
San Antonio	29	12	56	19
Chicago	39	9	53	13
New Orleans	29	10	49	13
Boston	30	10	48	13
Austin	26	6	46	7
Seattle	27	5	37	7
Philadelphia	23	11	36	16
Denver	24	9	36	12
Northern Virginia	23	12	35	19
Atlanta	17	18	30	29
Other	72	18	123	29
Domestic	1,362	646	2,428	1,043
International	19	3	27	5
Total	$1,381	$649	$2,455	$1,048

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2022	December 31, 2021
Land and land improvements	$1,965	$2,310
Buildings and leasehold improvements	13,537	13,636
Furniture and equipment	2,201	2,225
Construction in progress	287	278
	17,990	18,449
Less accumulated depreciation and amortization	(8,452)	(8,455)
	$9,538	$9,994

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	372	—	372	6
Issuance of common stock for comprehensive stock plans, net	—	3	—	—	—	3	—
Dividends declared on common stock	—	—	—	(65)	—	(65)	—
Issuance of common OP units	—	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	24	—	—	—	24	(24)
Other comprehensive income	—	—	2	—	—	2	—
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2022	$7	$7,680	$(69)	$(1,098)	$5	$6,525	$203
Net income (loss)	—	—	—	256	(1)	255	5
Issuance of common stock for comprehensive stock plans, net	—	12	—	—	—	12	—
Dividends declared on common stock	—	—	—	(43)	—	(43)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	37	—	—	1	38	(44)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(212)	—	(212)	(2)
Issuance of common stock for comprehensive stock plans, net	—	2	—	—	—	2	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(20)	—	—	—	(20)	19
Other comprehensive income	—	—	3	—	—	3	—
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2021	$7	$7,547	$(77)	$(1,332)	$5	$6,150	$124
Net loss	—	—	—	(60)	—	(60)	(1)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(3)	—	—	—	(3)	2
Other comprehensive income	—	—	6	—	—	6	—
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125

Capital of Host L.P.

As of June 30, 2022, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio (as calculated under the credit facility) exceeds 7.25x.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	372	—	—	372	6
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	3	—	—	3	—
Distributions declared on common OP units	—	(65)	—	—	(65)	(1)
Issuance of common OP units	—	—	—	—	—	56
Changes in ownership and other	—	24	—	—	24	(24)
Other comprehensive income	—	—	2	—	2	—
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2022	$1	$6,588	$(69)	$5	$6,525	$203
Net income (loss)	—	256	—	(1)	255	5
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	12	—	—	12	—
Distributions declared on common OP units	—	(43)	—	—	(43)	(1)
Changes in ownership and other	—	37	—	1	38	(44)
Other comprehensive loss	—	—	(5)	—	(5)	—
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(212)	—	—	(212)	(2)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	2	—	—	2	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(20)	—	—	(20)	19
Other comprehensive income	—	—	3	—	3	—
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2021	$1	$6,221	$(77)	$5	$6,150	$124
Net loss	—	(60)	—	—	(60)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(3)	—	—	(3)	2
Other comprehensive income	—	—	6	—	6	—
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125

Share Repurchases

As of June 30, 2022, we have $371 million available for repurchase under our common share repurchase program. Subsequent to quarter end, on August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. There have been no share repurchases in the first half of 2022.

Issuance of Common Stock

As of June 30, 2022, there was $460 million of remaining capacity under the distribution agreement we entered into in 2021 with various investment banks to sell shares of Host Inc. common stock in "at-the-market" offerings. No shares were issued during the first half of 2022.

Dividends/Distributions

On May 4, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.06 per share on Host Inc.'s common stock. The dividend was paid on July 15, 2022 to stockholders of record as of June 30, 2022. Accordingly, Host L.P. made a distribution of $0.06128964 per unit on its common OP units based on the current conversion ratio.

Subsequent to quarter end, on August 3, 2022, Host Inc.'s Board of Directors authorized a regular quarterly cash dividend of $0.12 per share on Host Inc.'s common stock. The dividend is payable on October 17, 2022, to stockholders of record on September 30, 2022.

7.	Dispositions

During the second quarter, we sold the Sheraton New York Times Square Hotel for $373 million, including a $250 million bridge loan we provided to the buyer, and the YVE Hotel Miami for $50 million, including $1 million of FF&E funds retained by us. We recorded a gain on sale of $1 million during the second quarter. The gain on sale is included in other gains on the unaudited condensed consolidated statement of operations. The bridge loan for the Sheraton New York Times Square Hotel, which is included in notes receivable on our unaudited condensed consolidated balance sheets, has an initial interest rate of 5% and an initial scheduled maturity date of October 18, 2022, which date may be extended by up to 18 months by the exercise of three 6-month extensions, each of which provides for an increase to the interest rate.

8.	Fair Value Measurements

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of notes receivable, secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Our senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.

The fair value of certain financial assets and financial liabilities is shown below (in millions):

	June 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$413	$401	$—	$—
Financial liabilities
Senior notes (Level 1)	3,112	2,832	3,109	3,255
Credit facility (Level 2)	992	1,000	1,673	1,683
Mortgage debt (Level 2)	103	99	104	105

E

9.	Geographic Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2022. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2022	2021	2022	2021	2022	2021
United States	$1,362	$646	$2,428	$1,043	$9,466	$9,919
Brazil	3	1	7	2	31	30
Canada	16	2	20	3	41	45
Total	$1,381	$649	$2,455	$1,048	$9,538	$9,994

10.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	June 30, 2022	December 31, 2021
Common OP units outstanding (millions)	10.2	7.1
Market price per Host Inc. common share	$15.68	$17.39
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$163	$126
Historical cost (millions)	100	66
Book value (millions) ⁽¹⁾	163	126

___________

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. As of June 30, 2022, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both June 30, 2022 and December 31, 2021.

11.	Legal Proceedings

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2022 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the duration and scope of the COVID-19 pandemic and its short and longer-term impact on the demand for travel, transient and group business, and levels of consumer confidence; actions governments, businesses and individuals take in response to the pandemic, including limiting travel; the ability of our hotel managers to operate hotels in a way that facilitates social distancing, implement enhanced cleaning protocols and other COVID-19 pandemic mitigation practices; and general economic uncertainty in U.S. markets where we own hotels and the potential for low levels of economic growth in these markets;
•
the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth, an economic recession in the United States or globally, the current high level of inflation, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, such as natural disasters, weather events, pandemics and outbreaks of contagious diseases, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•
risks that U.S. immigration policies related to the COVID-19 pandemic will suppress international travel to the United States generally or decrease the labor pool;
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
•
the effect of rating agency downgrades of our debt securities or on the cost and availability of new debt financings;
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
•
the ability to complete hotel renovations on schedule and on, or under, budget and the potential for increased costs and construction delays due to government restrictions on non-essential activities and shortages of supplies as a result of supply chain disruptions;
•
relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;
•
risks associated with a single manager, Marriott International, managing a significant percentage of our hotels;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,			Year-to-date ended June 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,381	$649	112.8%	$2,455	$1,048	134.3%
Net income (loss)	260	(61)	N/M	378	(214)	N/M
Operating profit (loss)	327	(68)	N/M	449	(234)	N/M
Operating profit (loss) margin under GAAP	23.7%	(10.5)%	N/M	18.3%	(22.3)%	N/M
EBITDAre⁽¹⁾	$506	$111	355.9%	$812	$116	600.0%
Adjusted EBITDAre⁽¹⁾	500	110	354.5%	806	113	613.3%
Basic and diluted earnings (loss) per common share	0.36	(0.09)	N/M	0.52	(0.30)	N/M
NAREIT FFO per diluted share⁽¹⁾	0.58	0.12	383.3%	0.97	0.13	646.2%
Adjusted FFO per diluted share⁽¹⁾	0.58	0.12	383.3%	0.97	0.13	646.2%

All Owned Hotel Data:
	Quarter ended June 30,			Year-to-date ended June 30,
	2022	2021	Change	2022	2021	Change
All Owned Hotel revenues ⁽¹⁾	$1,373	$657	109.0%	$2,426	$1,088	123.0%
All Owned Hotel EBITDA ⁽¹⁾	510	151	237.7%	839	200	319.5%
All Owned Hotel EBITDA margin ⁽¹⁾	37.1%	23.0%	1,410 bps	34.6%	18.4%	1,620 bps
Change in All Owned Hotel Total RevPAR ⁽¹⁾	107.8%			121.6%
Change in All Owned Hotel RevPAR ⁽¹⁾	98.2%			111.0%

___________

(1)
EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and All Owned Hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. All Owned Hotel results exclude the operations of hotels sold or held-for-sale as of June 30, 2022. See “Non-GAAP Financial Measures” and "All Owned Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, All Owned Hotel results and statistics include adjustments for dispositions and acquisitions. See Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.

N/M = Not meaningful.

Operations

Total revenues increased $732 million, or 112.8%,and $1,407 million, or 134.3%, as compared to the second quarter of 2021 and year-to-date 2021, respectively, due to strong leisure demand at our resort hotels and continued acceleration in the recovery of business and group travel. All Owned Hotel RevPAR and Total RevPAR for the second quarter increased 98.2% and 107.8%, respectively, compared to the second quarter of 2021 due to both rate and occupancy growth. Year-to-date, All Owned Hotel RevPAR and Total RevPAR has increased 111.0% and 121.6%, respectively, compared to 2021.

While leisure demand, bolstered by spring break during the quarter, continues to drive strong results at resort properties, the pace of recovery at our urban properties significantly accelerated in the second quarter. As a result, Total RevPAR in the quarter for all markets exceeded 2021 levels and the portfolio as a whole exceeded the second quarter 2019 pre-pandemic levels. All Owned Hotel Total RevPAR in our Miami, Orlando and Jacksonville markets increased 54.7%, 41.1% and 29.2%, respectively, compared to 2019, due to continued strength at our leisure properties. While our hotels in San Francisco/San Jose and Washington, D.C., two of our larger markets by room count, experienced All Owned Hotel Total RevPAR declines of 26.5% and 15%, respectively, compared to second quarter 2019, this is an improvement from declines of 59.3% and 49.1% in the first quarter compared to 2019. All Owned Hotel Total RevPAR in our San Diego market, which primarily consists of convention type hotels, nearly reached 2019 levels for the first time, with a decline of only 0.8% compared to the second quarter of 2019. All Owned Hotel Total RevPAR performance was lowest for our Boston market, with a decline of 34.7% compared to 2019.

Operating trends overall continued to improve in the second quarter of 2022. At the same time, hotel-level operating costs are increasing at lower rates. While hiring pace improved during the quarter, it continues to lag the improvement in operations. The lag in hiring is due to the challenging labor environment across the industry, which has hindered our managers' ability to adjust staffing levels commensurate with the increase in demand.

As a result of continued operational improvements at our hotels since the onset of the COVID-19 pandemic, second quarter 2022 results improved when compared to 2021 as follows:

•
net income increased $321 million for the quarter and $592 million year-to-date;
•
diluted earnings per share increased $0.45 for the quarter and $0.82 year-to-date;
•
Adjusted EBITDAre increased $390 million for the quarter and $693 million year-to-date; and
•
Adjusted FFO per diluted share increased $0.46 for the quarter and $0.84 year-to-date.

For the second quarter of 2022, operating profit margin under GAAP was 23.7% and All Owned Hotel EBITDA margin was 37.1%, both exceeding the second quarter 2019 pre-pandemic levels. Along with the strong improvements in rates, our hotel margins also have benefited from the implementation of portfolio-wide cost reductions as well as the lag in hiring noted above, resulting in a reduction of All Owned Hotel operating costs across the portfolio by approximately 10% in the first half of 2022, compared to the first half of 2019. While we expect that certain initiatives, including modernized brand standards, streamlined operating departments and accelerated adoption of cost-saving technologies, may lead to long-term expense reductions, we also expect hotel-level operating costs to increase over time at a higher rate, more in line with total revenues, as hotels continue to transition to more normalized levels of operations.

Outlook

We have experienced a significant improvement in revenues and earnings during the first half of the year. However, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown are now competing with an accelerating lodging recovery. Further improvement in operations will be dependent on our ability to maintain high-rated business in our resort markets, the continued acceleration of group and business transient demand and the return of international inbound travel. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 2.0% for 2022, while business investment is anticipated to increase 5.0%. However, accelerating inflation, high energy prices and geopolitical uncertainty have led to increased risks in recent months and elevated concerns surrounding the Federal Reserve's ability to execute a soft landing for inflation and economic growth. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of inflation, supply chain disruptions, labor shortages in key industries, geopolitical conflicts, interest rate expectations and the unpredictability of new COVID-19 variants.

Hotel supply growth is anticipated to remain below the long-term historical average in 2022, as supply chain challenges have resulted in project delays across the U.S. We anticipate that many of these projects will continue to be delayed or cancelled, while the new project pipeline will remain suppressed until supply chain issues and other macroeconomic concerns abate. While the pandemic has had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, leisure travel continues to outperform expectations due to pent-up demand, high personal savings and waning virus fears. We have also seen a significant acceleration in group and business transient demand in the first half of the year, leading to improving trends in our urban markets.

Despite strong results for the first half of the year, significant uncertainties remain related to broader macroeconomic trends, recession concerns and the impact of new virus variants. We believe that the continued strength within the lodging industry is highly dependent on the broader overall economy, consumer confidence and the continued acceleration of corporate and group travel now that leisure demand is exceeding pre-pandemic levels in many markets. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.

Based on these trends, we expect full year RevPAR of between $191 and $195, representing an increase from 2021 of 62.5% to 65.9%, respectively, and a decrease from 2019 of 4.5% to 2.5%, respectively. Seasonality and changing market and business mix are expected to lead to lower RevPAR in the second half of the year compared to the second quarter.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.

Strategic Initiatives

Dispositions. During the second quarter, we sold the Sheraton New York Times Square Hotel for $373 million, including a $250 million bridge loan we provided to the buyer, and the YVE Hotel Miami for $50 million, including $1 million of FF&E funds retained by us.

Capital Projects. During the first half of 2022, we spent approximately $162 million on ROI capital projects and $78 million on renewal and replacement projects. For full year 2022, we expect total capital expenditures of $500 million to $575 million. This total amount consists of ROI projects of approximately $320 million to $355 million and renewal and replacement expenditures of $180 million to $220 million. ROI projects include approximately $90 million to $115 million for the Marriott transformational capital program discussed below.

In 2022, we expect to complete renovations to 4,400 guestrooms, approximately 49,000 square feet of meeting space and approximately 123,000 square feet of public space.

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

Approximately 91% of the total estimated costs of the program have been spent as of June 30, 2022. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; and projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021. In 2022, we completed projects at the Houston Marriott Medical Center and Marina del Rey Marriott. We also expect to substantially complete projects at Boston Marriott Copley Place, JW Marriott Houston by the Galleria, Marriott Marquis San Diego Marina and Washington Marriott at Metro Center during 2022.

Results of Operations

The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,381	$649	112.8%	$2,455	$1,048	134.3%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,036	692	49.7	1,965	1,233	59.4
Corporate and other expenses	25	25	—	48	49	(2.0)
Gain on insurance and business interruption settlements	(7)	—	N/M	(7)	—	N/M
Operating profit (loss)	327	(68)	N/M	449	(234)	N/M
Interest expense	37	43	(14.0)	73	85	(14.1)
Other gains	1	3	(66.7)	14	2	600.0
Benefit (provision) for income taxes	(39)	22	N/M	(23)	68	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	4	(1)	N/M	6	(2)	N/M
Net income (loss) attributable to Host Inc.	256	(60)	N/M	372	(212)	N/M

Host L.P.:
Net loss attributable to non-controlling interests	(1)	—	N/M	—	—	—
Net income (loss) attributable to Host L.P.	261	(61)	N/M	378	(214)	N/M

___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Rooms	$850	$423	100.9%	$1,505	$680	121.3%
Food and beverage	405	137	195.6	702	214	228.0
Other	126	89	41.6	248	154	61.0
Total revenues	$1,381	$649	112.8	$2,455	$1,048	134.3

Operations have improved significantly in the second quarter of 2022 compared to 2021 due to the ongoing recovery of the lodging industry from the COVID-19 pandemic. In addition to the improved operations, acquisitions that occurred in 2021 contributed $90 million and $197 million to the growth in revenues in the second quarter and year-to-date 2022, respectively, and more than offset the negative impact to revenues resulting from dispositions of $29 million and $23 million, respectively.

Rooms. Total rooms revenues increased $427 million, or 100.9%, and $825 million, or 121.3%, for the second quarter and year-to-date, respectively, as average room rates for our portfolio have exceeded pre-pandemic levels. While operations remain strong at our leisure properties, operations in urban markets continued to accelerate with increases in group and transient revenues compared to the first quarter of 2022.

Food and beverage. Total food and beverage (“F&B”) revenues increased $268 million, or 195.6%, and $488 million, or 228.0%, for the quarter and year-to-date, respectively, due to strong outlet, banquet and audio visual revenues, reflecting the return of group room nights, which were down only 8.5% to 2019 levels for the quarter.

Other revenues. Total other revenues increased $37 million, or 41.6%, and $94 million, or 61.0%, for the quarter and year-to-date, respectively, which was driven by an increase in attrition and cancellation fees, as well as strong golf, spa and other ancillary revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2022	2021	Change	2022	2021	Change
Expenses:
Rooms	$189	$109	73.4%	$349	$174	100.6%
Food and beverage	245	105	133.3	445	167	166.5
Other departmental and support expenses	300	209	43.5	573	369	55.3
Management fees	62	21	195.2	102	32	218.8
Other property-level expenses	78	79	(1.3)	162	157	3.2
Depreciation and amortization	162	169	(4.1)	334	334	—
Total property-level operating expenses	$1,036	$692	49.7	$1,965	$1,233	59.4

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses. During the second quarter of 2022, these expenses increased 78% compared to 2021, reflecting the increase in hiring as operations have recovered.

Early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as the seasonality of the industry. While hiring pace improved during the quarter, the significant acceleration in demand further challenged the ability of our hotel managers to increase hotel staffing commensurate with the increase in demand, which may continue for the remainder of 2022. In aggregate, wage and benefit rate inflation is expected to be in the 4% to 5% range in 2022.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the second quarter of 2022 compared to 2021 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, as follows:

Rooms. Rooms expenses increased $80 million, or 73.4%, and $175 million, or 100.6%, for the quarter and year-to-date, respectively, reflecting an increase in staffing commensurate with the improvements in occupancy, while commission costs remain below pre-pandemic levels.

Food and beverage. F&B expenses increased $140 million, or 133.3%, and $278 million, or 166.5%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues declined, benefiting from improved banquet revenues and ongoing productivity improvement.

Other departmental and support expenses. Other departmental and support expenses increased $91 million, or 43.5%, and $204 million, or 55.3%, for the quarter and year-to-date, respectively, due primarily to improved operations.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $20 million, or 105.3%, and $39 million, or 130.0%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $21 million and $31 million for the quarter and year-to-date, respectively, due primarily to the improved operations at our resort properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses decreased $1 million, or 1.3%, for the quarter, due to a decrease in property taxes, while year-to-date the increase of $5 million, or 3.2%, was due to increases in sales and general excise taxes at our hotels, and rent on a portion of our ground leases that are based on a percentage of sales not fully offset by the decrease in property taxes. Other property-level expenses partially were offset by the receipt of operating profit guarantees received from Marriott under the transformational capital program in both 2022 and 2021.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021

General and administrative costs	$20	$20	$38	$40
Non-cash stock-based compensation expense	5	5	10	9
Total	$25	$25	$48	$49

Interest expense. Interest expense decreased for the quarter due to the repayment of the revolver portion of the credit facility. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Cash interest expense ⁽¹⁾	$35	$40	$68	$80
Non-cash interest expense	2	3	5	5
Total interest expense	$37	$43	$73	$85

_________

(1)
Including the change in accrued interest, total cash interest paid was $41 million and $48 million for the quarters ended June 30, 2022 and 2021, respectively, and $69 million and $83 million for year-to-date 2022 and 2021, respectively.

Other gains. Other gains decreased $2 million for the quarter and increased $12 million year-to-date. The year-to-date increase reflects the sale of the Sheraton Boston Hotel in the first quarter of 2022.

Equity in earnings of affiliates. Equity in earnings of affiliates decreased $23 million for the quarter and $30 million year-to-date, primarily due to unrealized losses on our investment in Fifth Wall Ventures, L.P. in 2022 compared to unrealized gains in 2021, partially offset by improved operations at our non-consolidated properties.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the second quarter and year-to-date, we recorded an income tax provision of $39 million and $23 million, respectively, due primarily to the profitability of hotel operations retained by the TRS.

Hotel RevPAR Overview

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our operating statistics presentation to instead present All Owned Hotel operating results. See “All Owned Hotel Operating Statistics and Results” for a complete description of our methodology. We also include, following the All Owned Hotels results, the same operating statistics presentation on an actual basis, which includes results for our portfolio for the time period of our ownership, including dispositions through their date of disposal and acquisitions beginning as of the date of acquisition. Lastly, we discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended June 30, 2022 compared to 2021 and to 2019, respectively, to provide a comparison of hotel statistics in the current period to last year as well as pre-pandemic levels:

All Owned Hotel Results by Location Compared to 2021

	As of June 30, 2022		Quarter ended June 30, 2022				Quarter ended June 30, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$618.60	67.4%	$416.89	$697.72	$574.38	60.9%	$349.81	$550.03	19.2%	26.9%
Maui/Oahu	4	2,007	567.20	78.0	442.56	690.02	457.70	78.5	359.35	543.98	23.2	26.8
Jacksonville	1	446	572.46	81.1	463.99	974.04	559.42	68.9	385.55	730.42	20.3	33.4
Florida Gulf Coast	5	1,850	411.67	70.2	288.94	596.48	404.15	66.5	268.58	506.14	7.6	17.8
Phoenix	4	1,822	367.35	75.5	277.29	612.01	311.33	61.6	191.85	382.50	44.5	60.0
Orlando	2	2,448	402.61	73.8	297.06	580.59	427.88	27.0	115.67	204.69	156.8	183.6
Los Angeles/ Orange County	3	1,067	278.61	87.4	243.48	354.78	210.29	57.0	119.76	164.13	103.3	116.2
Austin	2	767	272.13	80.7	219.57	383.03	200.85	56.9	114.34	174.39	92.0	119.6
San Diego	3	3,288	271.84	81.0	220.07	391.37	194.88	46.0	89.63	134.93	145.5	190.1
New York	2	2,486	326.39	80.3	261.97	385.41	181.25	38.5	69.86	79.52	275.0	384.7
Philadelphia	2	810	229.82	86.6	199.08	303.95	160.86	59.6	95.82	147.30	107.8	106.4
Washington, D.C. (CBD)	5	3,238	286.32	77.0	220.58	312.13	152.55	40.4	61.69	68.15	257.6	358.0
New Orleans	1	1,333	219.22	76.4	167.55	237.37	125.59	44.8	56.27	77.37	197.8	206.8
Northern Virginia	2	916	228.38	75.8	173.05	266.99	178.08	42.2	75.16	112.17	130.2	138.0
San Antonio	2	1,512	202.69	70.3	142.44	213.86	154.53	39.2	60.58	87.18	135.1	145.3
San Francisco/ San Jose	6	4,162	237.03	72.7	172.26	236.43	147.45	30.6	45.12	59.89	281.8	294.7
Atlanta	2	810	186.06	77.5	144.28	236.30	154.11	55.3	85.28	114.63	69.2	106.1
Boston	2	1,495	277.40	60.7	168.38	223.59	145.54	37.1	53.93	70.34	212.2	217.9
Chicago	4	1,816	240.04	71.8	172.32	237.59	149.79	33.2	49.78	59.22	246.2	301.2
Houston	5	1,942	184.11	67.1	123.53	175.70	141.99	61.3	87.08	117.76	41.9	49.2
Seattle	2	1,315	228.80	74.6	170.62	218.92	166.90	22.2	37.13	45.54	359.6	380.7
Denver	3	1,340	188.02	69.4	130.52	189.86	133.42	43.3	57.76	74.07	126.0	156.3
Other	9	2,936	262.88	69.1	181.67	265.61	250.31	47.6	119.18	172.74	52.4	53.8
Domestic	73	40,839	301.01	74.4	223.98	363.76	249.31	45.8	114.26	176.81	96.0	105.7

International	5	1,499	155.80	59.0	91.91	140.79	66.34	19.2	12.75	19.99	620.8	604.4
All Locations	78	42,338	296.91	73.9	219.30	355.88	246.52	44.9	110.65	171.23	98.2	107.8

All Owned Hotel Results by Location Compared to 2019

	As of June 30, 2022		Quarter ended June 30, 2022				Quarter ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$618.60	67.4%	$416.89	$697.72	$339.61	80.5%	$273.24	$450.92	52.6%	54.7%
Maui/Oahu	4	2,007	567.20	78.0	442.56	690.02	384.31	92.3	354.62	577.55	24.8	19.5
Jacksonville	1	446	572.46	81.1	463.99	974.04	414.11	84.1	348.40	753.61	33.2	29.2
Florida Gulf Coast	5	1,850	411.67	70.2	288.94	596.48	313.53	73.9	231.56	496.76	24.8	20.1
Phoenix	4	1,822	367.35	75.5	277.29	612.01	277.88	74.6	207.40	488.38	33.7	25.3
Orlando	2	2,448	402.61	73.8	297.06	580.59	280.14	72.2	202.14	411.47	47.0	41.1
Los Angeles/ Orange County	3	1,067	278.61	87.4	243.48	354.78	255.87	84.6	216.50	326.84	12.5	8.5
Austin	2	767	272.13	80.7	219.57	383.03	248.55	91.2	226.69	382.10	(3.1)	0.2
San Diego	3	3,288	271.84	81.0	220.07	391.37	257.34	83.0	213.66	394.65	3.0	(0.8)
New York	2	2,486	326.39	80.3	261.97	385.41	317.33	82.7	262.29	420.05	(0.1)	(8.2)
Philadelphia	2	810	229.82	86.6	199.08	303.95	247.35	89.7	221.94	366.74	(10.3)	(17.1)
Washington, D.C. (CBD)	5	3,238	286.32	77.0	220.58	312.13	278.76	91.5	255.04	367.23	(13.5)	(15.0)
New Orleans	1	1,333	219.22	76.4	167.55	237.37	196.98	81.0	159.65	233.90	5.0	1.5
Northern Virginia	2	916	228.38	75.8	173.05	266.99	224.95	80.6	181.28	299.04	(4.5)	(10.7)
San Antonio	2	1,512	202.69	70.3	142.44	213.86	186.37	75.1	139.94	200.21	1.8	6.8
San Francisco/ San Jose	6	4,162	237.03	72.7	172.26	236.43	272.24	83.4	227.04	321.62	(24.1)	(26.5)
Atlanta	2	810	186.06	77.5	144.28	236.30	180.64	82.7	149.41	248.11	(3.4)	(4.8)
Boston	2	1,495	277.40	60.7	168.38	223.59	277.53	87.6	243.15	342.58	(30.8)	(34.7)
Chicago	4	1,816	240.04	71.8	172.32	237.59	237.05	82.5	195.46	278.10	(11.8)	(14.6)
Houston	5	1,942	184.11	67.1	123.53	175.70	181.69	74.6	135.49	193.31	(8.8)	(9.1)
Seattle	2	1,315	228.80	74.6	170.62	218.92	234.35	85.1	199.47	271.52	(14.5)	(19.4)
Denver	3	1,340	188.02	69.4	130.52	189.86	176.07	79.4	139.88	210.69	(6.7)	(9.9)
Other	9	2,936	262.88	69.1	181.67	265.61	196.30	81.4	159.88	238.44	13.6	11.4
Domestic	73	40,839	301.01	74.4	223.98	363.76	261.79	82.2	215.26	353.07	4.1	3.0

International	5	1,499	155.80	59.0	91.91	140.79	158.97	69.7	110.79	169.04	(17.0)	(16.7)
All Locations	78	42,338	296.91	73.9	219.30	355.88	258.66	81.8	211.52	346.49	3.7	2.7
All Owned Hotel Results by Location Compared to 2021

	As of June 30, 2022		Year-to-date ended June 30, 2022				Year-to-date ended June 30, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$677.26	69.1%	$468.18	$758.30	$618.08	57.7%	$356.49	$554.37	31.3%	36.8%
Maui/Oahu	4	2,007	556.16	77.2	429.37	665.43	440.07	59.4	261.61	401.86	64.1	65.6
Jacksonville	1	446	555.35	70.8	393.31	846.75	534.27	52.3	279.35	539.18	40.8	57.0
Florida Gulf Coast	5	1,850	485.09	72.1	349.66	687.58	455.98	59.7	272.11	497.88	28.5	38.1
Phoenix	4	1,822	412.40	74.7	307.94	643.07	330.65	55.8	184.62	359.23	66.8	79.0
Orlando	2	2,448	427.24	66.0	281.89	534.73	454.91	22.2	101.17	180.02	178.6	197.0
Los Angeles/ Orange County	3	1,067	282.52	76.2	215.25	310.70	206.74	39.4	81.50	111.51	164.1	178.6
Austin	2	767	274.92	71.3	196.03	334.68	177.66	48.8	86.61	134.48	126.3	148.9
San Diego	3	3,288	265.79	71.3	189.62	343.77	184.52	31.6	58.33	91.91	225.1	274.0
New York	2	2,486	303.32	61.0	184.91	269.63	169.79	29.1	49.48	58.28	273.7	362.6
Philadelphia	2	810	206.81	76.7	158.68	244.18	151.04	48.3	72.98	108.91	117.4	124.2
Washington, D.C. (CBD)	5	3,238	269.82	57.9	156.21	222.15	152.25	44.9	68.30	73.29	128.7	203.1
New Orleans	1	1,333	212.83	66.2	140.90	202.78	121.54	29.1	35.40	52.52	298.0	286.1
Northern Virginia	2	916	216.27	64.4	139.18	208.25	170.43	38.5	65.58	96.09	112.2	116.7
San Antonio	2	1,512	195.73	68.8	134.67	205.78	142.95	33.2	47.42	67.74	184.0	203.8
San Francisco/ San Jose	6	4,162	221.94	58.9	130.72	187.71	144.98	21.9	31.82	42.11	310.8	345.7
Atlanta	2	810	180.13	72.0	129.60	207.01	145.54	49.3	71.70	94.90	80.8	118.1
Boston	2	1,495	235.57	54.2	127.70	168.31	137.77	25.8	35.60	46.33	258.7	263.3
Chicago	4	1,816	210.41	56.0	117.93	161.24	138.56	24.7	34.28	41.10	244.0	292.4
Houston	5	1,942	182.12	64.0	116.60	162.56	134.73	56.1	75.63	102.44	54.2	58.7
Seattle	2	1,315	211.55	55.1	116.53	153.56	162.69	14.8	24.06	30.12	384.4	409.9
Denver	3	1,340	173.91	57.4	99.84	146.61	127.52	30.3	38.66	49.03	158.3	199.1
Other	9	2,936	266.94	60.0	160.20	229.80	238.33	40.2	95.81	137.29	67.2	67.4
Domestic	73	40,839	305.26	64.8	197.94	323.87	252.11	37.5	94.51	147.17	109.4	120.1

International	5	1,499	133.14	49.3	65.66	99.56	75.57	16.1	12.19	17.74	438.6	461.2
All Locations	78	42,338	300.59	64.3	193.26	315.94	249.34	36.7	91.58	142.57	111.0	121.6

All Owned Hotel Results by Location Compared to 2019

	As of June 30, 2022		Year-to-date ended June 30, 2022				Year-to-date ended June 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$677.26	69.1%	$468.18	$758.30	$402.26	82.9%	$333.47	$524.52	40.4%	44.6%
Maui/Oahu	4	2,007	556.16	77.2	429.37	665.43	410.35	90.6	371.89	589.24	15.5	12.9
Jacksonville	1	446	555.35	70.8	393.31	846.75	391.86	81.4	318.88	722.04	23.3	17.3
Florida Gulf Coast	5	1,850	485.09	72.1	349.66	687.58	379.76	78.4	297.90	612.66	17.4	12.2
Phoenix	4	1,822	412.40	74.7	307.94	643.07	327.86	78.6	257.82	566.03	19.4	13.6
Orlando	2	2,448	427.24	66.0	281.89	534.73	299.99	75.6	226.78	461.20	24.3	15.9
Los Angeles/ Orange County	3	1,067	282.52	76.2	215.25	310.70	257.81	83.8	215.95	330.77	(0.3)	(6.1)
Austin	2	767	274.92	71.3	196.03	334.68	262.77	87.8	230.62	390.95	(15.0)	(14.4)
San Diego	3	3,288	265.79	71.3	189.62	343.77	255.23	80.0	204.18	372.23	(7.1)	(7.6)
New York	2	2,486	303.32	61.0	184.91	269.63	290.28	77.3	224.37	362.87	(17.6)	(25.7)
Philadelphia	2	810	206.81	76.7	158.68	244.18	220.90	83.9	185.41	304.83	(14.4)	(19.9)
Washington, D.C. (CBD)	5	3,238	269.82	57.9	156.21	222.15	265.11	82.5	218.62	312.73	(28.5)	(29.0)
New Orleans	1	1,333	212.83	66.2	140.90	202.78	203.37	81.3	165.38	241.84	(14.8)	(16.2)
Northern Virginia	2	916	216.27	64.4	139.18	208.25	223.51	76.4	170.75	279.04	(18.5)	(25.4)
San Antonio	2	1,512	195.73	68.8	134.67	205.78	191.24	76.2	145.81	215.02	(7.6)	(4.3)
San Francisco/ San Jose	6	4,162	221.94	58.9	130.72	187.71	291.25	80.8	235.43	330.93	(44.5)	(43.3)
Atlanta	2	810	180.13	72.0	129.60	207.01	198.45	84.2	167.15	275.94	(22.5)	(25.0)
Boston	2	1,495	235.57	54.2	127.70	168.31	240.24	80.6	193.67	283.11	(34.1)	(40.5)
Chicago	4	1,816	210.41	56.0	117.93	161.24	199.76	71.5	142.77	203.93	(17.4)	(20.9)
Houston	5	1,942	182.12	64.0	116.60	162.56	182.15	75.2	136.92	197.16	(14.8)	(17.5)
Seattle	2	1,315	211.55	55.1	116.53	153.56	215.31	81.3	174.95	237.90	(33.4)	(35.5)
Denver	3	1,340	173.91	57.4	99.84	146.61	169.71	72.1	122.41	184.62	(18.4)	(20.6)
Other	9	2,936	266.94	60.0	160.20	229.80	191.01	75.2	143.57	212.39	11.6	8.2
Domestic	73	40,839	305.26	64.8	197.94	323.87	266.87	79.4	211.99	348.75	(6.6)	(7.1)

International	5	1,499	133.14	49.3	65.66	99.56	151.58	68.7	104.09	155.00	(36.9)	(35.8)
All Locations	78	42,338	300.59	64.3	193.26	315.94	263.29	79.1	208.13	341.83	(7.1)	(7.6)

Results by Location Compared to 2021 - actual, based on ownership period(1)

	As of June 30,
	2022	2021	Quarter ended June 30, 2022				Quarter ended June 30, 2021
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	3	$596.12	68.2%	$406.35	$676.00	$496.88	61.3%	$304.64	$469.79	33.4%	43.9%
Maui/Oahu	4	4	567.20	78.0	442.56	690.02	457.70	78.5	359.35	543.98	23.2	26.8
Jacksonville	1	1	572.46	81.1	463.99	974.04	559.42	68.9	385.55	730.42	20.3	33.4
Florida Gulf Coast	5	5	411.67	70.2	288.94	596.48	404.15	66.5	268.58	506.14	7.6	17.8
Phoenix	4	4	367.35	75.5	277.29	612.01	311.33	61.6	191.85	382.50	44.5	60.0
Orlando	2	2	402.61	73.8	297.06	580.59	354.97	26.3	93.22	171.52	218.7	238.5
Los Angeles/ Orange County	3	5	278.61	87.4	243.48	354.78	171.25	63.5	108.66	147.12	124.1	141.2
Austin	2	1	272.13	80.7	219.57	383.03	182.04	58.2	105.99	149.09	107.2	156.9
San Diego	3	3	271.84	81.0	220.07	391.37	194.88	46.0	89.63	134.93	145.5	190.1
New York	2	3	313.84	78.3	245.88	361.64	172.42	32.6	56.16	63.98	337.8	465.3
Philadelphia	2	2	229.82	86.6	199.08	303.95	160.86	59.6	95.82	147.30	107.8	106.4
Washington, D.C. (CBD)	5	5	286.32	77.0	220.58	312.13	152.55	40.4	61.69	68.15	257.6	358.0
New Orleans	1	1	219.22	76.4	167.55	237.37	125.59	44.8	56.27	77.37	197.8	206.8
Northern Virginia	2	3	228.38	75.8	173.05	266.99	157.97	42.4	67.01	101.80	158.2	162.3
San Antonio	2	2	202.69	70.3	142.44	213.86	154.53	39.2	60.58	87.18	135.1	145.3
San Francisco/ San Jose	6	7	237.03	72.7	172.26	236.43	145.03	30.8	44.69	59.49	285.4	297.5
Atlanta	2	4	186.06	77.5	144.28	236.30	172.58	49.5	85.50	115.83	68.8	104.0
Boston	2	3	277.40	60.7	168.38	223.59	145.54	20.4	29.70	38.73	467.0	477.2
Chicago	4	4	240.04	71.8	172.32	237.59	149.79	33.2	49.78	59.22	246.2	301.2
Houston	5	4	184.11	67.1	123.53	175.70	141.99	61.3	87.08	117.76	41.9	49.2
Seattle	2	2	228.80	74.6	170.62	218.92	166.90	22.2	37.13	45.54	359.6	380.7
Denver	3	3	188.02	69.4	130.52	189.86	133.42	43.3	57.76	74.07	126.0	156.3
Other	9	6	262.88	69.1	181.67	265.61	145.72	40.7	59.29	78.10	206.4	240.1
Domestic	73	77	300.15	74.3	223.13	362.11	231.73	43.8	101.54	155.37	119.8	133.1

International	5	5	155.80	59.0	91.91	140.79	66.34	19.2	12.75	19.99	620.8	604.4
All Locations	78	82	296.11	73.8	218.53	354.36	229.38	43.0	98.71	151.06	121.4	134.6

Results by Location Compared to 2019 - actual, based on ownership period(1)

	As of June 30,
	2022	2019	Quarter ended June 30, 2022				Quarter ended June 30, 2019
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	3	$596.12	68.2%	$406.35	$676.00	$299.54	80.6%	$241.56	$390.25	68.2%	73.2%
Maui/Oahu	4	4	567.20	78.0	442.56	690.02	384.31	92.3	354.62	563.56	24.8	22.4
Jacksonville	1	1	572.46	81.1	463.99	974.04	414.11	84.1	348.40	753.61	33.2	29.2
Florida Gulf Coast	5	5	411.67	70.2	288.94	596.48	313.53	73.9	231.56	496.76	24.8	20.1
Phoenix	4	5	367.35	75.5	277.29	612.01	249.43	76.0	189.69	415.48	46.2	47.3
Orlando	2	1	402.61	73.8	297.06	580.59	177.39	70.7	125.33	295.11	137.0	96.7
Los Angeles/ Orange County	3	7	278.61	87.4	243.48	354.78	208.87	84.8	177.09	266.80	37.5	33.0
Austin	2	—	272.13	80.7	219.57	383.03	—	—	—	—	—	—
San Diego	3	4	271.84	81.0	220.07	391.37	239.00	82.2	196.35	358.12	12.1	9.3
New York	2	3	313.84	78.3	245.88	361.64	292.59	84.9	248.42	378.93	(1.0)	(4.6)
Philadelphia	2	2	229.82	86.6	199.08	303.95	247.35	89.7	221.94	366.74	(10.3)	(17.1)
Washington, D.C. (CBD)	5	5	286.32	77.0	220.58	312.13	278.76	91.5	255.04	367.23	(13.5)	(15.0)
New Orleans	1	1	219.22	76.4	167.55	237.37	196.98	81.0	159.65	233.90	5.0	1.5
Northern Virginia	2	4	228.38	75.8	173.05	266.99	204.14	81.8	166.91	253.29	3.7	5.4
San Antonio	2	2	202.69	70.3	142.44	213.86	186.37	75.1	139.94	200.21	1.8	6.8
San Francisco/ San Jose	6	7	237.03	72.7	172.26	236.43	267.87	82.7	221.55	313.95	(22.3)	(24.7)
Atlanta	2	5	186.06	77.5	144.28	236.30	187.76	76.8	144.13	224.53	0.1	5.2
Boston	2	4	277.40	60.7	168.38	223.59	269.77	87.9	237.25	323.53	(29.0)	(30.9)
Chicago	4	6	240.04	71.8	172.32	237.59	224.69	83.8	188.34	257.40	(8.5)	(7.7)
Houston	5	4	184.11	67.1	123.53	175.70	181.69	74.6	135.49	193.31	(8.8)	(9.1)
Seattle	2	2	228.80	74.6	170.62	218.92	234.35	85.1	199.47	271.52	(14.5)	(19.4)
Denver	3	3	188.02	69.4	130.52	189.86	176.07	79.4	139.88	210.69	(6.7)	(9.9)
Other	9	7	262.88	69.1	181.67	265.61	174.42	80.8	140.93	200.82	28.9	32.3
Domestic	73	85	300.15	74.3	223.13	362.11	246.13	82.3	202.61	322.61	10.1	12.2

International	5	5	155.80	59.0	91.91	140.79	158.97	69.7	110.79	169.04	(17.0)	(16.7)
All Locations	78	90	296.11	73.8	218.53	354.36	243.96	82.0	199.93	318.12	9.3	11.4
Results by Location Compared to 2021 - actual, based on ownership period(1)

	As of June 30,
	2022	2021	Year-to-date ended June 30, 2022				Year-to-date ended June 30, 2021
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	3	$609.44	70.9%	$432.20	$690.16	$525.00	58.5%	$306.95	$470.12	40.8%	46.8%
Maui/Oahu	4	4	556.16	77.2	429.37	665.43	440.07	59.4	261.61	394.93	64.1	68.5
Jacksonville	1	1	555.35	70.8	393.31	846.75	534.27	52.3	279.35	539.18	40.8	57.0
Florida Gulf Coast	5	5	485.09	72.1	349.66	687.58	455.98	59.7	272.11	497.88	28.5	38.1
Phoenix	4	4	412.40	74.7	307.94	643.07	330.65	55.8	184.62	359.23	66.8	79.0
Orlando	2	2	427.24	66.0	281.89	534.73	293.63	20.2	59.36	116.46	374.9	359.1
Los Angeles/ Orange County	3	5	282.52	76.2	215.25	310.70	167.63	44.0	73.73	98.96	191.9	214.0
Austin	2	1	274.92	71.3	196.03	334.68	181.24	59.9	108.65	151.16	80.4	121.4
San Diego	3	3	265.79	71.3	189.62	343.77	184.52	31.6	58.33	91.91	225.1	274.0
New York	2	3	276.49	56.1	155.17	222.91	162.82	24.3	39.56	46.67	292.2	377.7
Philadelphia	2	2	206.81	76.7	158.68	244.18	151.04	48.3	72.98	108.91	117.4	124.2
Washington, D.C. (CBD)	5	5	269.82	57.9	156.21	222.15	152.25	44.9	68.30	73.29	128.7	203.1
New Orleans	1	1	212.83	66.2	140.90	202.78	121.54	29.1	35.40	52.52	298.0	286.1
Northern Virginia	2	3	216.27	64.4	139.18	208.25	154.95	36.0	55.79	82.65	149.5	152.0
San Antonio	2	2	195.73	68.8	134.67	205.78	142.95	33.2	47.42	67.74	184.0	203.8
San Francisco/ San Jose	6	7	221.94	58.9	130.72	187.71	142.47	22.1	31.47	41.73	315.4	349.8
Atlanta	2	4	180.13	72.0	129.60	207.01	165.27	43.6	72.11	95.56	79.7	116.6
Boston	2	3	228.61	51.8	118.39	155.01	137.77	14.2	19.61	25.51	503.9	507.6
Chicago	4	4	210.41	56.0	117.93	161.24	138.56	24.7	34.28	41.10	244.0	292.4
Houston	5	4	182.12	64.0	116.60	162.56	134.73	56.1	75.63	102.44	54.2	58.7
Seattle	2	2	211.55	55.1	116.53	153.56	162.69	14.8	24.06	30.12	384.4	409.9
Denver	3	3	173.91	57.4	99.84	146.61	127.52	30.3	38.66	49.03	158.3	199.1
Other	9	6	266.94	60.0	160.20	229.80	141.77	34.0	48.19	63.11	232.5	264.1
Domestic	73	77	302.36	64.3	194.28	316.79	232.76	35.5	82.63	126.99	135.1	149.5

International	5	5	133.14	49.3	65.66	99.56	75.57	16.1	12.19	17.74	438.6	461.2
All Locations	78	82	297.88	63.7	189.88	309.35	230.43	34.9	80.37	123.48	136.2	150.5

Results by Location Compared to 2019 - actual based on ownership period(1)

	As of June 30,
	2022	2019	Year-to-date ended June 30, 2022				Year-to-date ended June 30, 2019
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	3	$609.44	70.9%	$432.20	$690.16	$322.71	83.1%	$268.20	$407.70	61.2%	69.3%
Maui/Oahu	4	4	556.16	77.2	429.37	665.43	410.35	90.6	371.89	573.91	15.5	15.9
Jacksonville	1	1	555.35	70.8	393.31	846.75	391.86	81.4	318.88	722.04	23.3	17.3
Florida Gulf Coast	5	5	485.09	72.1	349.66	687.58	379.76	78.4	297.90	612.66	17.4	12.2
Phoenix	4	5	412.40	74.7	307.94	643.07	296.68	80.1	237.53	486.65	29.6	32.1
Orlando	2	1	427.24	66.0	281.89	534.73	193.57	74.8	144.76	339.92	94.7	57.3
Los Angeles/ Orange County	3	7	282.52	76.2	215.25	310.70	209.76	83.7	175.65	265.93	22.5	16.8
Austin	2	—	274.92	71.3	196.03	334.68	—	—	—	—	—	—
San Diego	3	4	265.79	71.3	189.62	343.77	237.09	79.8	189.18	344.22	0.2	(0.1)
New York	2	3	276.49	56.1	155.17	222.91	266.36	78.3	208.64	321.80	(25.6)	(30.7)
Philadelphia	2	2	206.81	76.7	158.68	244.18	220.90	83.9	185.41	304.83	(14.4)	(19.9)
Washington, D.C. (CBD)	5	5	269.82	57.9	156.21	222.15	265.11	82.5	218.62	312.73	(28.5)	(29.0)
New Orleans	1	1	212.83	66.2	140.90	202.78	203.37	81.3	165.38	241.84	(14.8)	(16.2)
Northern Virginia	2	4	216.27	64.4	139.18	208.25	197.37	75.6	149.16	228.98	(6.7)	(9.1)
San Antonio	2	2	195.73	68.8	134.67	205.78	191.24	76.2	145.81	215.02	(7.6)	(4.3)
San Francisco/ San Jose	6	7	221.94	58.9	130.72	187.71	286.10	80.0	228.99	322.35	(42.9)	(41.8)
Atlanta	2	5	180.13	72.0	129.60	207.01	206.28	77.3	159.48	244.63	(18.7)	(15.4)
Boston	2	4	228.61	51.8	118.39	155.01	233.09	78.2	182.20	256.05	(35.0)	(39.5)
Chicago	4	6	210.41	56.0	117.93	161.24	189.47	73.2	138.60	191.07	(14.9)	(15.6)
Houston	5	4	182.12	64.0	116.60	162.56	182.15	75.2	136.92	197.16	(14.8)	(17.5)
Seattle	2	2	211.55	55.1	116.53	153.56	215.31	81.3	174.95	237.90	(33.4)	(35.5)
Denver	3	3	173.91	57.4	99.84	146.61	169.71	72.1	122.41	184.62	(18.4)	(20.6)
Other	9	7	266.94	60.0	160.20	229.80	174.23	75.2	131.09	198.06	22.2	16.0
Domestic	73	85	302.36	64.3	194.28	316.79	246.29	79.1	194.79	312.95	(0.3)	1.2

International	5	5	133.14	49.3	65.66	99.56	151.58	68.7	104.09	155.00	(36.9)	(35.8)
All Locations	78	90	297.88	63.7	189.88	309.35	243.88	78.8	192.15	308.34	(1.2)	0.3

___________

(1) Represents the results of the portfolio for the time period of our ownership, including dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. While leisure demand continued to contribute to improvements in the second quarter compared to the first quarter of 2022, a resurgence in group demand also helped shift the second quarter mix of business closer to 2019 levels. The information below is derived from business mix data for the 78 hotels that we owned as of June 30, 2022. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended June 30, 2022			Quarter ended June 30, 2021
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,592	1,118	138	1,293	337	91
Percentage change in room nights vs. same period in 2019	(10.3)%	(8.5)%	12.4%
Rooms Revenues (in millions)	$531	$288	$26	$353	$59	$12
Percentage change in revenues vs. same period in 2019	9.6%	(2.9)%	2.1%

	Year-to-date ended June 30, 2022			Year-to-date ended June 30, 2021
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	2,871	1,800	260	2,032	602	164
Percentage change in room nights vs. same period in 2019	(14.4)%	(24.9)%	5.3%
Rooms Revenues (in millions)	$962	$472	$48	$574	$101	$23
Percentage change in revenues vs. same period in 2019	3.5%	(21.2)%	(5.2)%

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

Capital Resources. As of June 30, 2022, we had $699 million of cash and cash equivalents, $179 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

We currently have a distribution agreement in place with various investment banks, through which Host Inc. may issue and sell, from time-to-time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future acquisitions. No shares were issued in the first half of 2022. As of June 30, 2022, there was $460 million of remaining capacity under the agreement.

Additionally, on August 3, 2022, the Board of Directors authorized an increase in the Company’s share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. There have been no share repurchases during the first half of 2022.

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

Cash Provided by/Used in Operating Activities. In the first half of 2022, net cash provided by operating activities was $708 million compared to net cash used in operating activities of $40 million for 2021. Cash provided by operating activities in 2022 was driven by improved operations at our hotels compared to 2021. Cash used in operating activities in 2021 was primarily to fund operating shortfalls at certain of our hotels.

Cash Used in Investing Activities. Net cash used in investing activities was $60 million during the first half of 2022 compared to $974 million for 2021. Cash used in investing activities during the first half of 2022 primarily related to $240 million of capital expenditures and an investment in a joint venture. Cash used in investing activities during the first half of 2021 primarily related to $180 million of capital expenditures and the acquisition of two hotels and two golf courses. Cash provided by investing activities in 2022 includes the sale of three hotels.

The following tables summarize significant acquisitions/return of investments in affiliates and dispositions that have been completed as of August 3, 2022:

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
(2)
In connection with the sale of the Sheraton New York Times Square Hotel, we issued a $250 million bridge loan to the buyer. The disposition proceeds are net of the bridge loan.
(3)
In connection with the sale of the Sheraton Boston Hotel, we issued a $163 million bridge loan to the buyer. The disposition proceeds are net of the bridge loan.

Cash Used in/Provided by Financing Activities. For the first half of 2022, net cash used in financing activities was $715 million compared to net cash provided by financing activities of $127 million for the first half of 2021. Cash used in financing activities in 2022 included the repayment of the credit facility revolver and the payment of a common stock dividend, following the reinstatement of the quarterly dividend in the first quarter of 2022. Cash provided by financing activities in 2021 included proceeds from the issuance of common stock.

Debt

As of June 30, 2022, our total debt was $4.2 billion, with a weighted average interest rate of 3.7% and a weighted average maturity of 5 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.

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

On June 26, 2020, we entered into an amendment to the credit facility and on February 9, 2021, we entered into a second amendment to the credit facility (collectively, the “Amendments”). The Amendments suspended requirements to comply with all existing financial maintenance covenants under the credit facility for the period which began on July 1, 2020 and ended when we exited the covenant waiver period after reporting results for the third quarter of 2021. Upon reinstatement, during a phase in period, the financial covenant requirements set forth in the credit facility before the Amendments apply, except that the maximum leverage ratio requirement will be amended to be (a) 8.50:1:00 as at the end of the first and second fiscal quarters ending after the covenant waiver period, (b) 8.00:1.00 as at the end of the third and fourth fiscal quarters ending after the covenant waiver period, (c) 7.50:1:00 as at the end of the fifth fiscal quarter ending after the covenant waiver period, and (d) 7.25:1.00 at all times thereafter.

At June 30, 2022, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve month basis:

	Actual Ratio		Covenant Requirement for most recent quarter	Covenant Requirement following phase in period
Leverage ratio	2.8	x	Maximum ratio of 8.00x	Maximum ratio of 7.25x
Fixed charge coverage ratio	10.2	x	Minimum ratio of 1.25x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	9.6	x	Minimum ratio of 1.75x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2022:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	474%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.8	x	Minimum ratio of 1.5x

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2021.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2022, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio exceeds 7.25x calculated using the prior twelve-month result.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On May 4, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.06 per share on Host Inc.'s common stock. The dividend was paid on July 15, 2022 to stockholders of record on June 30, 2022. Subsequent to quarter end, on August 3, 2022, the Board of Directors authorized a regular quarterly cash dividend of $0.12 per share on our common stock. The dividend will be paid on October 17, 2022 to stockholders of record on September 30, 2022. All future dividends are subject to Board approval.

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

All Owned Hotel Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily are suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results, referred to as "All Owned Hotel", which include the following adjustments: (1) operating results are presented for all consolidated hotels owned as of June 30, 2022, but do not include the results of operations for properties sold or held-for-sale as of the reporting date; and (2) operating results for acquisitions as of June 30, 2022 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

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

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include the following:

•
Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”) and Adjusted EBITDAre, as a measure of performance for Host Inc. and Host L.P.,
•
Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trusts (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and
•
All Owned Hotel operating results, as a measure of performance for Host Inc. and Host L.P.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Net income (loss)	$260	$(61)	$378	$(214)
Interest expense	37	43	73	85
Depreciation and amortization	162	169	334	334
Income taxes	39	(22)	23	(68)
EBITDA	498	129	808	137
Gain on dispositions⁽¹⁾	(1)	—	(13)	—
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(25)	(4)	(34)
Pro rata EBITDAre of equity investments⁽²⁾	11	7	21	13
EBITDAre	506	111	812	116
Adjustments to EBITDAre:
Gain on property insurance settlement	(6)	—	(6)	—
Severance expense (reversal) at hotel properties	—	(1)	—	(3)
Adjusted EBITDAre	$500	$110	$806	$113

___________

(1) Reflects the sale of three hotels in 2022.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Net income (loss)	$260	$(61)	$378	$(214)
Less: Net (income) loss attributable to non-controlling interests	(4)	1	(6)	2
Net income (loss) attributable to Host Inc.	256	(60)	372	(212)
Adjustments:
Gain on dispositions⁽¹⁾	(1)	—	(13)	—
Gain on property insurance settlement	(6)	—	(6)	—
Depreciation and amortization	162	168	333	333
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(25)	(4)	(34)
Pro rata FFO of equity investments⁽²⁾	8	6	17	10
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	(1)	—	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)	(4)	(3)
NAREIT FFO	416	86	695	93
Adjustments to NAREIT FFO:
Severance expense (reversal) at hotel properties	—	(1)	—	(3)
Adjusted FFO	$416	$85	$695	$90

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS	717.0	707.6	716.8	706.6
Assuming issuance of common shares granted under the comprehensive stock plans	—	1.6	—	1.6
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	717.0	709.2	716.8	708.2
Diluted earnings (loss) per common share	$0.36	$(0.09)	$0.52	$(0.30)
NAREIT FFO per diluted share	$0.58	$0.12	$0.97	$0.13
Adjusted FFO per diluted share	$0.58	$0.12	$0.97	$0.13
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

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in “All Owned Hotel Operating Statistics and Results” above. We present All Owned Hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All Owned Hotel results are presented both by location and for our properties in the aggregate. We eliminate from our hotel level operating results severance costs related to broad-based and significant property-level reconfiguration that is not considered to be within the normal course of business, as we believe this elimination provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

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

The following tables present certain operating results and statistics for our hotels for the periods presented herein and a reconciliation of the differences between All Owned Hotel EBITDA, a non-GAAP financial measure, and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable. Similar reconciliations of the differences between (i) hotel revenues and (ii) our revenues as calculated and presented in accordance with GAAP (each of which is used in the applicable margin calculation), and between (iii) hotel expenses and (iv) operating costs and expenses as calculated and presented in accordance with GAAP, also are included in the reconciliation:

All Owned Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2022	2021	2022	2021
Number of hotels	78	77	78	77
Number of rooms	42,338	42,115	42,338	42,115
Change in All Owned Hotel Total RevPAR	107.8%	—	121.6%	—
Change in All Owned Hotel RevPAR	98.2%	—	111.0%	—
Operating profit (loss) margin⁽²⁾	23.7%	(10.5)%	18.3%	(22.3)%
All Owned Hotel EBITDA margin⁽²⁾	37.1%	23.0%	34.6%	18.4%
Food and beverage profit margin⁽²⁾	39.5%	23.4%	36.6%	22.0%
All Owned Hotel food and beverage profit margin⁽²⁾	39.7%	24.6%	37.3%	22.4%

Net income (loss)	$260	$(61)	$378	$(214)
Depreciation and amortization	162	169	334	334
Interest expense	37	43	73	85
Provision (benefit) for income taxes	39	(22)	23	(68)
Gain on sale of property and corporate level income/expense	10	(3)	17	12
Severance expense (reversal) at hotel properties	—	(1)	2	(3)
All Owned Hotel adjustments⁽¹⁾	2	26	12	54
All Owned Hotel EBITDA⁽¹⁾	$510	$151	$839	$200

___________

(1) All Owned Hotel adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of June 30, 2022, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of June 30, 2022. All Owned Hotel results also include the results of our leased office buildings and other non-hotel revenue and expense items. The AC Hotel Scottsdale North is a new development hotel that opened in January 2021 and The Laura Hotel in Houston re-opened under new management in November 2021. Therefore, no adjustments were made for results of these hotels for periods prior to their openings.

(2) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. All Owned Hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended June 30, 2022				Quarter ended June 30, 2021
		Adjustments				Adjustments
	GAAP Results	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results
Revenues
Room	$850	$(5)	$—	$845	$423	$—	$1	$—	$424
Food and beverage	405	(2)	—	403	137	—	5	—	142
Other	126	(1)	—	125	89	—	2	—	91
Total revenues	1,381	(8)	—	1,373	649	—	8	—	657
Expenses
Room	189	(3)	—	186	109	—	(7)	—	102
Food and beverage	245	(2)	—	243	105	—	2	—	107
Other	440	(5)	—	435	309	1	(13)	—	297
Depreciation and amortization	162	—	(162)	—	169	—	—	(169)	—
Corporate and other expenses	25	—	(25)	—	25	—	—	(25)	—
Gain on insurance and business interruption settlements	(7)	—	6	(1)	—	—	—	—	—
Total expenses	1,054	(10)	(181)	863	717	1	(18)	(194)	506
Operating Profit - All Owned Hotel EBITDA	$327	$2	$181	$510	$(68)	$(1)	$26	$194	$151

	Year-to-date ended June 30, 2022					Year-to-date ended June 30, 2021
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results
Revenues
Room	$1,505	$—	$(23)	$—	$1,482	$680	$—	$18	$—	$698
Food and beverage	702	—	(5)	—	697	214	—	14	—	228
Other	248	—	(1)	—	247	154	—	8	—	162
Total revenues	2,455	—	(29)	—	2,426	1,048	—	40	—	1,088
Expenses
Room	349	—	(14)	—	335	174	—	(7)	—	167
Food and beverage	445	—	(8)	—	437	167	—	10	—	177
Other	837	(2)	(19)	—	816	558	3	(17)	—	544
Depreciation and amortization	334	—	—	(334)	—	334	—	—	(334)	—
Corporate and other expenses	48	—	—	(48)	—	49	—	—	(49)	—
Gain on insurance and business interruption settlements	(7)	—	—	6	(1)	—	—	—	—	—
Total expenses	2,006	(2)	(41)	(376)	1,587	1,282	3	(14)	(383)	888
Operating Profit - All Owned Hotel EBITDA	$449	$2	$12	$376	$839	$(234)	$(3)	$54	$383	$200

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of June 30, 2022 and December 31, 2021, 76% and 66%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk, and are not for trading purposes. As of June 30, 2022, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the second quarter of 2022. We currently have three foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($79 million), that mature between August and September 2022. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K and Item 3 of our Quarterly Report on Form 10-Q for the period ended March 31, 2022.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 3, 2022, the Board of Directors authorized an increase in the amount authorized under the Company’s share repurchase program from the existing $371 remaining available during the second quarter to $1 billion. The common stock may be purchased from time to time depending upon market conditions and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount, and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 – April 30, 2022	—	$—	—	$371
May 1, 2022 – May 31, 2022	—	—	—	371
June 1, 2022 – June 30, 2022	—	—	—	371
Total	—	$—	—	$371

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2022 – April 30, 2022	—	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 1, 2022 – May 31, 2022	5,186	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
June 1, 2022 – June 30, 2022	1,537	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	6,723			—	—
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

Accordingly, these representation and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended

June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

August 5, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

August 5, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.