Form 10-Q
period 2022-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2022-11-04
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, there were 715,027,761 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

(in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,481	$9,994
Right-of-use assets	558	551
Assets held for sale	—	270
Due from managers	118	113
Advances to and investments in affiliates	138	42
Furniture, fixtures and equipment replacement fund	187	144
Notes receivable	413	—
Other	389	431
Cash and cash equivalents	883	807
Total assets	$12,167	$12,352

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,113	$3,109
Credit facility, including the term loans of $998 and $997, respectively	993	1,673
Mortgage and other debt	108	109
Total debt	4,214	4,891
Lease liabilities	570	564
Accounts payable and accrued expenses	162	85
Due to managers	74	42
Other	165	198
Total liabilities	5,185	5,780

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	165	126

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 714.9 million shares and 714.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,738	7,702
Accumulated other comprehensive loss	(77)	(76)
Deficit	(856)	(1,192)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,812	6,441
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,817	6,446
Total liabilities, non-controlling interests and equity	$12,167	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
REVENUES
Rooms	$746	$557	$2,251	$1,237
Food and beverage	330	191	1,032	405
Other	113	96	361	250
Total revenues	1,189	844	3,644	1,892
EXPENSES
Rooms	190	150	539	324
Food and beverage	230	146	675	313
Other departmental and support expenses	300	252	873	621
Management fees	48	27	150	59
Other property-level expenses	90	82	252	239
Depreciation and amortization	164	263	498	597
Corporate and other expenses	29	24	77	73
Gain on insurance and business interruption settlements	(10)	(5)	(17)	(5)
Total operating costs and expenses	1,041	939	3,047	2,221
OPERATING PROFIT (LOSS)	148	(95)	597	(329)
Interest income	10	1	17	2
Interest expense	(40)	(43)	(113)	(128)
Other gains	5	2	19	4
Equity in earnings (losses) of affiliates	(1)	2	3	36
INCOME (LOSS) BEFORE INCOME TAXES	122	(133)	523	(415)
Benefit (provision) for income taxes	(6)	13	(29)	81
NET INCOME (LOSS)	116	(120)	494	(334)
Less: Net (income) loss attributable to non-controlling interests	(2)	1	(8)	3
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$114	$(119)	$486	$(331)
Basic earnings (loss) per common share	$0.16	$(0.17)	$0.68	$(0.47)
Diluted earnings (loss) per common share	$0.16	$(0.17)	$0.68	$(0.47)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$116	$(120)	$494	$(334)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(5)	(4)	(1)
Change in fair value of derivative instruments	2	1	3	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	(4)	(1)	(1)
COMPREHENSIVE INCOME (LOSS)	113	(124)	493	(335)
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	1	(8)	3
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$111	$(123)	$485	$(332)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions)

	Year-to-date ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$494	$(334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	498	597
Amortization of finance costs, discounts and premiums, net	8	7
Stock compensation expense	19	13
Other gains	(19)	(4)
Gain on property insurance settlement	(6)	—
Equity in earnings of affiliates	(3)	(36)
Change in due from/to managers	32	(78)
Distributions from investments in affiliates	23	4
Changes in other assets	7	(99)
Changes in other liabilities	3	8
Net cash provided by operating activities	1,056	78

INVESTING ACTIVITIES
Proceeds from sales of assets, net	233	8
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(59)	(9)
Acquisitions	—	(1,217)
Capital expenditures:
Renewals and replacements	(117)	(92)
Return on investment	(240)	(201)
Property insurance proceeds	11	—
Net cash used in investing activities	(172)	(1,502)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Issuance of common stock	1	138
Dividends on common stock	(65)	—
Distributions and payments to non-controlling interests	(2)	—
Other financing activities	(9)	(8)
Net cash provided by (used in) financing activities	(759)	127
Effects of exchange rate changes on cash held	(4)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	121	(1,297)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,074	$1,179

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$883	$1,038
Restricted cash (included in other assets)	4	3
Cash included in furniture, fixtures and equipment replacement fund	187	138
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,074	$1,179

The following table presents cash paid (received) for the following:

	Year-to-date ended September 30,
	2022	2021
Total interest paid	$100	$115
Income tax refunds received	$(7)	$(3)

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2022 and December 31, 2021

(in millions)

	September 30, 2022	December 31, 2021
	unaudited
ASSETS
Property and equipment, net	$9,481	$9,994
Right-of-use assets	558	551
Assets held for sale	—	270
Due from managers	118	113
Advances to and investments in affiliates	138	42
Furniture, fixtures and equipment replacement fund	187	144
Notes receivable	413	—
Other	389	431
Cash and cash equivalents	883	807
Total assets	$12,167	$12,352

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,113	$3,109
Credit facility, including the term loans of $998 and $997, respectively	993	1,673
Mortgage and other debt	108	109
Total debt	4,214	4,891
Lease liabilities	570	564
Accounts payable and accrued expenses	162	85
Due to managers	74	42
Other	165	198
Total liabilities	5,185	5,780

Limited partnership interests of third parties	165	126

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,888	6,516
Accumulated other comprehensive loss	(77)	(76)
Total Host Hotels & Resorts, L.P. capital	6,812	6,441
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,817	6,446
Total liabilities, limited partnership interests of third parties and capital	$12,167	$12,352

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
REVENUES
Rooms	$746	$557	$2,251	$1,237
Food and beverage	330	191	1,032	405
Other	113	96	361	250
Total revenues	1,189	844	3,644	1,892
EXPENSES
Rooms	190	150	539	324
Food and beverage	230	146	675	313
Other departmental and support expenses	300	252	873	621
Management fees	48	27	150	59
Other property-level expenses	90	82	252	239
Depreciation and amortization	164	263	498	597
Corporate and other expenses	29	24	77	73
Gain on insurance and business interruption settlements	(10)	(5)	(17)	(5)
Total operating costs and expenses	1,041	939	3,047	2,221
OPERATING PROFIT (LOSS)	148	(95)	597	(329)
Interest income	10	1	17	2
Interest expense	(40)	(43)	(113)	(128)
Other gains	5	2	19	4
Equity in earnings (losses) of affiliates	(1)	2	3	36
INCOME (LOSS) BEFORE INCOME TAXES	122	(133)	523	(415)
Benefit (provision) for income taxes	(6)	13	(29)	81
NET INCOME (LOSS)	116	(120)	494	(334)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$115	$(121)	$493	$(335)
Basic earnings (loss) per common unit	$0.16	$(0.17)	$0.69	$(0.48)
Diluted earnings (loss) per common unit	$0.16	$(0.17)	$0.69	$(0.48)

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
NET INCOME (LOSS)	$116	$(120)	$494	$(334)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(5)	(5)	(4)	(1)
Change in fair value of derivative instruments	2	1	3	—
OTHER COMPREHENSIVE LOSS, NET OF TAX	(3)	(4)	(1)	(1)
COMPREHENSIVE INCOME (LOSS)	113	(124)	493	(335)
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$112	$(125)	$492	$(336)
See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended September 30, 2022 and 2021

(unaudited, in millions)

	Year-to-date ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$494	$(334)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	498	597
Amortization of finance costs, discounts and premiums, net	8	7
Stock compensation expense	19	13
Other gains	(19)	(4)
Gain on property insurance settlement	(6)	—
Equity in earnings of affiliates	(3)	(36)
Change in due from/to managers	32	(78)
Distributions from investments in affiliates	23	4
Changes in other assets	7	(99)
Changes in other liabilities	3	8
Net cash provided by operating activities	1,056	78

INVESTING ACTIVITIES
Proceeds from sales of assets, net	233	8
Proceeds from loan receivable	—	9
Advances to and investments in affiliates	(59)	(9)
Acquisitions	—	(1,217)
Capital expenditures:
Renewals and replacements	(117)	(92)
Return on investment	(240)	(201)
Property insurance proceeds	11	—
Net cash used in investing activities	(172)	(1,502)

FINANCING ACTIVITIES
Financing costs	—	(3)
Repayment of credit facility	(683)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Issuance of common OP units	1	138
Distributions on common OP units	(66)	—
Distributions and payments to non-controlling interests	(1)	—
Other financing activities	(9)	(8)
Net cash provided by (used in) financing activities	(759)	127
Effects of exchange rate changes on cash held	(4)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	121	(1,297)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,074	$1,179

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended September 30, 2022 and 2021

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2022	September 30, 2021
Cash and cash equivalents	$883	$1,038
Restricted cash (included in other assets)	4	3
Cash included in furniture, fixtures and equipment replacement fund	187	138
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,074	$1,179

The following table presents cash paid (received) for the following:

	Year-to-date ended September 30,
	2022	2021
Total interest paid	$100	$115
Income tax refunds received	$(7)	$(3)

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc. and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2022, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Consolidated Portfolio

As of September 30, 2022, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	72
Brazil	3
Canada	2
Total	77

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2022, and the results of our operations for the quarter and year-to-date periods ended September 30, 2022 and 2021, respectively, and cash flows for the year-to-date periods ended September 30, 2022 and 2021, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations as well as the impact from the COVID-19 pandemic.

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

Notes Receivable

At September 30, 2022, our notes receivable consist of bridge loans issued in connection with hotel sales. In conjunction with our dispositions, we may issue a bridge loan to the purchaser to facilitate the sale. These bridge loans are collateralized by the corresponding sold hotel and in the event of a default of the loan, we would seek to enforce our rights

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

against the collateral in accordance with the terms of the loan agreement. The bridge loans are recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the unaudited condensed consolidated balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.

3.	Earnings (Loss) Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such granted shares, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 10.1 million Host L.P. common units, which are convertible into 10.4 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Net income (loss)	$116	$(120)	$494	$(334)
Less: Net (income) loss attributable to non-controlling interests	(2)	1	(8)	3
Net income (loss) attributable to Host Inc.	$114	$(119)	$486	$(331)

Basic weighted average shares outstanding	714.9	713.9	714.7	709.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.7	—	2.7	—
Diluted weighted average shares outstanding	717.6	713.9	717.4	709.0

Basic earnings (loss) per common share	$0.16	$(0.17)	$0.68	$(0.47)
Diluted earnings (loss) per common share	$0.16	$(0.17)	$0.68	$(0.47)

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Net income (loss)	$116	$(120)	$494	$(334)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	(1)
Net income (loss) attributable to Host L.P.	$115	$(121)	$493	$(335)

Basic weighted average units outstanding	710.0	706.0	709.6	701.3
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.7	—	2.7	—
Diluted weighted average units outstanding	712.7	706.0	712.3	701.3

Basic earnings (loss) per common unit	$0.16	$(0.17)	$0.69	$(0.48)
Diluted earnings (loss) per common unit	$0.16	$(0.17)	$0.69	$(0.48)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	Revenue

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2022	2021	2022	2021
Maui/Oahu	$119	$118	$361	$260
San Diego	133	85	338	140
Orlando	96	52	333	97
Florida Gulf Coast	59	49	290	215
Phoenix	62	54	274	171
San Francisco/San Jose	96	44	238	80
New York	81	51	224	87
Washington, D.C. (Central Business District)	67	29	197	72
Miami	42	40	194	152
Jacksonville	29	29	97	72
Los Angeles/Orange County	37	42	97	81
Chicago	43	25	96	38
Houston	27	21	84	53
San Antonio	27	20	83	39
Boston	31	29	79	42
Seattle	33	16	70	23
New Orleans	19	11	68	24
Austin	21	7	67	14
Denver	26	17	62	29
Philadelphia	21	17	57	33
Northern Virginia	18	18	53	37
Atlanta	15	22	45	51
Other	64	39	187	68
Domestic	1,166	835	3,594	1,878
International	23	9	50	14
Total	$1,189	$844	$3,644	$1,892

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	September 30, 2022	December 31, 2021
Land and land improvements	$1,961	$2,310
Buildings and leasehold improvements	13,572	13,636
Furniture and equipment	2,242	2,225
Construction in progress	281	278
	18,056	18,449
Less accumulated depreciation and amortization	(8,575)	(8,455)
	$9,481	$9,994

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	486	1	487	7
Issuance of common stock for comprehensive stock plans, net	—	13	—	—	—	13	—
Dividends declared on common stock	—	—	—	(150)	—	(150)	—
Issuance of common OP units	—	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Changes in ownership and other	—	23	—	—	—	23	(22)
Other comprehensive loss	—	—	(1)	—	—	(1)	—
Balance, September 30, 2022	$7	$7,738	$(77)	$(856)	$5	$6,817	$165

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163
Net income	—	—	—	114	1	115	1
Issuance of common stock for comprehensive stock plans, net	—	10	—	—	—	10	—
Dividends declared on common stock	—	—	—	(85)	—	(85)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(1)
Changes in ownership and other	—	(1)	—	—	—	(1)	2
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, September 30, 2022	$7	$7,738	$(77)	$(856)	$5	$6,817	$165

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
Net loss	—	—	—	(331)	—	(331)	(3)
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Common stock issuances	—	138	—	—	—	138	—
Changes in ownership and other	—	(14)	—	—	—	(14)	14
Other comprehensive loss	—	—	(1)	—	—	(1)	—
Balance, September 30, 2021	$7	$7,700	$(75)	$(1,511)	$5	$6,126	$119

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2021	$7	$7,688	$(71)	$(1,392)	$5	$6,237	$125
Net loss	—	—	—	(119)	—	(119)	(1)
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Changes in ownership and other	—	6	—	—	—	6	(5)
Other comprehensive loss	—	—	(4)	—	—	(4)	—
Balance, September 30, 2021	$7	$7,700	$(75)	$(1,511)	$5	$6,126	$119

Capital of Host L.P.

As of September 30, 2022, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit. Under the credit facility, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio (as calculated under the credit facility) exceeds 7.25x.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	486	—	1	487	7
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	13	—	—	13	—
Distributions declared on common OP units	—	(150)	—	—	(150)	(2)
Issuance of common OP units	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	23	—	—	23	(22)
Other comprehensive loss	—	—	(1)	—	(1)	—
Balance, September 30, 2022	$1	$6,888	$(77)	$5	$6,817	$165

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163
Net income	—	114	—	1	115	1
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	10	—	—	10	—
Distributions declared on common OP units	—	(85)	—	—	(85)	(1)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	(1)	—	—	(1)	2
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, September 30, 2022	$1	$6,888	$(77)	$5	$6,817	$165

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
Net loss	—	(331)	—	—	(331)	(3)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Common OP unit issuances	—	138	—	—	138	—
Changes in ownership and other	—	(14)	—	—	(14)	14
Other comprehensive loss	—	—	(1)	—	(1)	—
Balance, September 30, 2021	$1	$6,195	$(75)	$5	$6,126	$119

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2021	$1	$6,302	$(71)	$5	$6,237	$125
Net loss	—	(119)	—	—	(119)	(1)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Changes in ownership and other	—	6	—	—	6	(5)
Other comprehensive loss	—	—	(4)	—	(4)	—
Balance, September 30, 2021	$1	$6,195	$(75)	$5	$6,126	$119

Share Repurchases

On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. There have been no share repurchases year-to-date in 2022. As such, as of September 30, 2022, we have $1 billion available for repurchase under our common share repurchase program.

Issuance of Common Stock

As of September 30, 2022, there was $460 million of remaining capacity under the distribution agreement we entered into in 2021 with various investment banks to sell shares of Host Inc. common stock in "at-the-market" offerings. There have been no shares issued year-to-date in 2022.

Dividends/Distributions

On August 3, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.12 per share on Host Inc.'s common stock. The dividend was paid on October 17, 2022 to stockholders of record as of September 30, 2022. Accordingly, Host L.P. made a distribution of $0.12257928 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	Dispositions

During the third quarter, we sold the Chicago Marriott Suites Downers Grove for $16 million, including $2 million of furniture fixtures & equipment ("FF&E") funds retained by us. We recorded a gain on sale of $4 million during the third quarter. The gain on sale is included in other gains on the unaudited condensed consolidated statement of operations.

8.	Acquisitions

Subsequent to quarter end, we acquired the 125-room Four Seasons Resort and Residences Jackson Hole for a total purchase price of $315 million.

9.	Fair Value Measurements

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

The fair value of certain financial assets and financial liabilities is shown below (in millions):

	September 30, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$413	$399	$—	$—
Financial liabilities
Senior notes (Level 1)	3,113	2,703	3,109	3,255
Credit facility (Level 2)	993	1,000	1,673	1,683
Mortgage debt (Level 2)	102	96	104	105

E

10.	Geographic Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2022. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30,	December 31,
	2022	2021	2022	2021	2022	2021
United States	$1,166	$835	$3,594	$1,878	$9,412	$9,919
Brazil	5	3	12	5	31	30
Canada	18	6	38	9	38	45
Total	$1,189	$844	$3,644	$1,892	$9,481	$9,994

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

11.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	September 30, 2022	December 31, 2021
Common OP units outstanding (millions)	10.1	7.1
Market price per Host Inc. common share	$15.88	$17.39
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$165	$126
Historical cost (millions)	100	66
Book value (millions) ⁽¹⁾	165	126

___________

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. As of September 30, 2022, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both September 30, 2022 and December 31, 2021.

12.	Contingencies

While the majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, the most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. Due to evacuation mandates and/or loss of commercial power, five of our properties in Florida were temporarily closed, three of which fully reopened within days, while The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa remain closed. The Hyatt Regency Coconut Point sustained extensive damage to the grounds, pools/waterpark, and poolside food and beverage ("F&B") outlets, including damage from flooding; but remained open to first responders. Commercial power has been restored, remediation efforts are underway, and the hotel is expected to reopen to guests in mid-November, as a phased reopening, with the waterpark reopening during the second quarter of 2023. The Ritz-Carlton, Naples sustained more significant damage due to storm surge, which breached the beach dune and flooded the lowest level of the hotel. The Ritz-Carlton, Naples is expected to remain closed for the remainder of the year and into 2023, with a phased reopening strategy being evaluated. Limited property damage was reported at the other Florida properties within our consolidated portfolio.

We are still evaluating the scope of property damage and business interruption loss at our Florida properties. While we expect our insurance coverage to sufficiently cover the property damage to the hotels and the near-term loss of business in excess of our $15 million insurance deductible, there could be losses that are not covered. Due to the proximity of Hurricane Ian to quarter end and on-going investigation into re-construction requirements, we are unable to estimate the total loss at this time. We will record an insurance receivable based on the anticipated insurance proceeds, not to exceed the expected loss, when the loss can be reliably estimated. We anticipate the insurance proceeds, net of the deductible, will exceed the book value of the assets that will be written off.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2022 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
•
the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth, an economic recession in the United States or globally, the current high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, such as natural disasters, weather events (including the impact of Hurricane Ian), pandemics and outbreaks of contagious diseases, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•
the impact of geopolitical developments outside the United States, such as conflicts in Eastern Europe and the Middle East, the pace of economic growth in Europe, the effects of the United Kingdom’s withdrawal from the European Union, or trade tensions and tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States;
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
•
the ability to complete hotel renovations on schedule and on, or under, budget and the potential for increased costs and construction delays due to shortages of supplies as a result of supply chain disruptions;
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
•
our ability to recover fully under our existing insurance policies for terrorist acts and natural disasters and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our hotels on commercially reasonable terms;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,			Year-to-date ended September 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,189	$844	40.9%	$3,644	$1,892	92.6%
Net income (loss)	116	(120)	N/M	494	(334)	N/M
Operating profit (loss)	148	(95)	N/M	597	(329)	N/M
Operating profit (loss) margin under GAAP	12.4%	(11.3)%	N/M	16.4%	(17.4)%	N/M
EBITDAre⁽¹⁾	$328	$179	83.2%	$1,140	$295	286.4%
Adjusted EBITDAre⁽¹⁾	328	177	85.3%	1,134	290	291.0%
Basic and diluted earnings (loss) per common share	0.16	(0.17)	N/M	0.68	(0.47)	N/M
NAREIT FFO per diluted share⁽¹⁾	0.38	0.20	90.0%	1.35	0.33	309.1%
Adjusted FFO per diluted share⁽¹⁾	0.38	0.20	90.0%	1.35	0.33	309.1%

All Owned Hotel Data:
	Quarter ended September 30,			Year-to-date ended September 30,
	2022	2021	Change	2022	2021	Change
All Owned Hotel revenues ⁽¹⁾	$1,187	$798	48.7%	$3,609	$1,884	91.6%
All Owned Hotel EBITDA ⁽¹⁾	341	198	72.2%	1,179	398	196.2%
All Owned Hotel EBITDA margin ⁽¹⁾	28.7%	24.9%	380 bps	32.7%	21.1%	1,160 bps
Change in All Owned Hotel Total RevPAR ⁽¹⁾	48.1%			90.5%
Change in All Owned Hotel RevPAR ⁽¹⁾	42.0%			81.5%

___________

(1)
EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and All Owned Hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. All Owned Hotel results exclude the operations of hotels sold or held-for-sale as of September 30, 2022. See “Non-GAAP Financial Measures” and "All Owned Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, All Owned Hotel results and statistics include adjustments for dispositions and acquisitions. See Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.

N/M = Not meaningful.

Operations

Total revenues increased $345 million, or 40.9%, and $1,752 million, or 92.6%, as compared to the third quarter of 2021 and year-to-date 2021, respectively, due to strong leisure demand at our resort hotels and the continued recovery of business transient and group travel. All Owned Hotel RevPAR and Total RevPAR for the third quarter increased 42.0% and 48.1%, respectively, compared to the third quarter of 2021 due to both rate and occupancy growth. Year-to-date, All Owned Hotel RevPAR and Total RevPAR has increased 81.5% and 90.5%, respectively, compared to 2021. All Owned Hotel Total RevPAR for the quarter and year-to-date 2022 benefited from strong F&B growth, which exceeded 2019 levels in the third quarter for the first time since the onset of the pandemic.

Operations at most of our hotels in Florida were affected by Hurricane Ian in September 2022. Due to evacuation mandates and loss of commercial power, we estimate that RevPAR was negatively impacted by approximately 40 basis points during the third quarter.

Leisure demand continues to drive strong results at resort properties and, at the same time, the recovery at our urban properties continued in the third quarter. As a result, Total RevPAR in the quarter for all markets exceeded 2021 levels and the portfolio as a whole exceeded the third quarter 2019 pre-pandemic levels. All Owned Hotel Total RevPAR in our Jacksonville, Orlando and Phoenix markets increased 36.9%, 35.6% and 29.4%, respectively, compared to 2019, due to continued strength at our leisure properties. While our hotels in San Francisco/San Jose and Washington, D.C., two of our larger markets by room count, experienced

All Owned Hotel Total RevPAR declines of 19.1% and 12.1%, respectively, compared to third quarter 2019, this is an improvement from declines of 26.5% and 15.0%, respectively, in the second quarter compared to 2019. All Owned Hotel Total RevPAR in our San Diego market, which primarily consists of convention-type hotels, increased 18.2% compared to the third quarter of 2019 driven by improvements in group business during the quarter. All Owned Hotel Total RevPAR performance was lowest for our Boston market, with a decline of 26.2% compared to 2019.

Our third quarter 2022 results improved when compared to 2021 as follows:

•
Net income increased $236 million for the quarter and $828 million year-to-date;
•
Diluted earnings per share increased $0.33 for the quarter and $1.15 year-to-date;
•
Adjusted EBITDAre increased $151 million for the quarter and $844 million year-to-date; and
•
Adjusted FFO per diluted share increased $0.18 for the quarter and $1.02 year-to-date.

For the third quarter of 2022, operating profit margin under GAAP was 12.4% and All Owned Hotel EBITDA margin was 28.7%, both exceeding the third quarter 2019 pre-pandemic levels. Along with the strong improvements in rates, our hotel margins also have benefited from the implementation of portfolio-wide cost reductions, resulting in a reduction of All Owned Hotel operating costs across the portfolio by approximately 7% year-to-date 2022, compared to year-to-date 2019. However, for the third quarter, operating costs exceeded 2019 levels for the first time since the start of the pandemic as hotels continue to transition to more normalized levels of operations. Specifically, in the third quarter, hotels were able to increase staffing to levels more in-line with expectations based on current hotel demand.

Outlook

We have experienced a significant improvement in revenues and earnings through the third quarter of 2022. However, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown are now competing with an accelerating lodging recovery. Further improvement in operations will be dependent on our ability to maintain high-rated business in our resort markets, the continued improvement of group, business transient and international inbound travel. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 1.6% for 2022, while business investment is anticipated to increase 3.7%. However, persistently high inflation, including energy prices, and geopolitical uncertainty have led to increased risks during the year and elevated concerns surrounding the Federal Reserve's ability to execute a soft landing for economic growth. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of inflation, supply chain disruptions, labor shortages in key industries, geopolitical conflicts, interest rate expectations and the unpredictability of new COVID-19 variants.

Hotel supply growth is anticipated to remain below the long-term historical average in 2022, as supply chain challenges have resulted in project delays across the U.S. We anticipate that many of these projects will continue to be delayed or cancelled, while the new project pipeline will remain suppressed until supply chain issues and other macroeconomic concerns abate. While the pandemic had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, leisure travel continues to outperform expectations due to pent-up demand, high personal savings and waning virus fears. We also have seen a significant acceleration in group and business transient demand to date in 2022, leading to improving trends in our urban markets.

Despite strong results through the first three quarters of the year, significant uncertainties remain related to broader macroeconomic trends, recession and inflation concerns and the impact of new virus variants. We believe that the continued strength of the lodging industry is highly dependent on the broader overall economy, consumer confidence and the continued improvement of corporate, group and international travel now that leisure demand is exceeding pre-pandemic levels in many markets. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.

Operations at the majority of our hotels in Florida were affected by Hurricane Ian in September 2022 with the most significant damage sustained during the storm occurring at The Ritz Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. Due to evacuation mandates and/or loss of commercial power, five of our properties were closed for a limited period of time; however, three have since fully reopened. We are still evaluating the complete property and business interruption impacts of Hurricane Ian. We expect the Hyatt Regency Coconut Point Resort and Spa to reopen to guests in mid-November, as a phased reopening, with the waterpark reopening during the second quarter of 2023, while The Ritz Carlton, Naples is expected to remain closed for the remainder of 2022 and into 2023. As a result, Hurricane Ian will continue to impact our fourth quarter 2022 operations as well as our 2023 operations.

Based on these trends, we expect full year RevPAR of between $193 and $195, representing an increase from 2021 of 63.7% to 65.4%, respectively, and a decrease from 2019 of 3.75% to 2.75%, respectively. We anticipate that the impact of Hurricane Ian will reduce full year RevPAR by 70 basis points.

As noted above, the current outlook for the lodging industry remains highly uncertain. There can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.

Strategic Initiatives

Dispositions. During the third quarter, we sold the Chicago Marriott Suites Downers Grove for $16 million, including $2 million of FF&E funds retained by us.

Acquisitions. Subsequent to quarter end, we acquired the 125-room Four Seasons Resort and Residences Jackson Hole for $315 million. The resort also features an additional 44 private residences, the owners of which may participate in a rental program through the resort.

Capital Projects. During the first three quarters of 2022, we spent approximately $240 million on ROI capital projects and $117 million on renewal and replacement projects. For full year 2022, we expect total capital expenditures of $500 million to $575 million. This total amount consists of ROI projects of approximately $320 million to $355 million and renewal and replacement expenditures of $180 million to $220 million. ROI projects include approximately $90 million to $115 million for the Marriott transformational capital program discussed below.

In 2022, we expect to complete renovations to 4,000 guestrooms, approximately 33,000 square feet of meeting space and approximately 81,000 square feet of public space.

We have made substantial progress on the Marriott transformational capital program, which began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $83 million, before reductions for incentive management fees, to offset expected business disruption.

Approximately 94% of the total estimated costs of the program have been spent as of September 30, 2022. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; and projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021. In 2022, we completed projects at the Houston Marriott Medical Center and Marina del Rey Marriott. We also expect to substantially complete projects at Boston Marriott Copley Place, JW Marriott Houston by the Galleria and Marriott Marquis San Diego Marina during 2022, with the Washington Marriott at Metro Center expected to be completed in the first half of 2023.

Results of Operations

The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2022	2021	Change	2022	2021	Change
Total revenues	$1,189	$844	40.9%	$3,644	$1,892	92.6%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,022	920	11.1	2,987	2,153	38.7
Corporate and other expenses	29	24	20.8	77	73	5.5
Gain on insurance and business interruption settlements	10	5	100.0	17	5	240.0
Operating profit (loss)	148	(95)	N/M	597	(329)	N/M
Interest expense	40	43	(7.0)	113	128	(11.7)
Other gains	5	2	150.0	19	4	375.0
Benefit (provision) for income taxes	(6)	13	N/M	(29)	81	N/M

Host Inc.:
Net income (loss) attributable to non-controlling interests	2	(1)	N/M	8	(3)	N/M
Net income (loss) attributable to Host Inc.	114	(119)	N/M	486	(331)	N/M

Host L.P.:
Net income attributable to non-controlling interests	1	1	—	1	1	—
Net income (loss) attributable to Host L.P.	115	(121)	N/M	493	(335)	N/M

___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2022	2021	Change	2022	2021	Change
Revenues:
Rooms	$746	$557	33.9%	$2,251	$1,237	82.0%
Food and beverage	330	191	72.8	1,032	405	154.8
Other	113	96	17.7	361	250	44.4
Total revenues	$1,189	$844	40.9	$3,644	$1,892	92.6

Operations have improved significantly in the third quarter of 2022 compared to 2021 due to the ongoing recovery of the lodging industry from the COVID-19 pandemic. However, with operations now normalizing from the effects of the pandemic, we are no longer experiencing the quarter-to-quarter sequential increases in results that we experienced in 2021 and the first two quarters of 2022. Third quarter results were impacted by typical seasonality and shifting business and market mix which has traditionally made our third quarter results the weakest quarter of the year by comparison. In addition to improved operations, acquisitions that occurred in 2021 contributed $45 million and $242 million to the growth in revenues in the third quarter and year-to-date 2022, respectively, compared to the negative impact on revenues resulting from dispositions of $66 million and $87 million in the third quarter and year-to-date 2022, respectively.

Rooms. Total rooms revenues increased $189 million, or 33.9%, and $1,014 million, or 82.0%, for the third quarter and year-to-date, respectively, due to increases in average room rates and occupancy compared to 2021. Average room rates for our portfolio have also exceeded pre-pandemic levels, while occupancy continues to lag 2019.

Food and beverage. Total F&B revenues increased $139 million, or 72.8%, and $627 million, or 154.8%, for the quarter and year-to-date, respectively, exceeding 2019 levels in the third quarter for the first time since the onset of the pandemic. The improvements are due to strong outlet, banquet and audio-visual revenues, reflecting the return of group room nights.

Other revenues. Total other revenues increased $17 million, or 17.7%, and $111 million, or 44.4%, for the quarter and year-to-date, respectively, which was driven by an increase in attrition and cancellation fees, as well as strong golf and spa revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2022	2021	Change	2022	2021	Change
Expenses:
Rooms	$190	$150	26.7%	$539	$324	66.4%
Food and beverage	230	146	57.5	675	313	115.7
Other departmental and support expenses	300	252	19.0	873	621	40.6
Management fees	48	27	77.8	150	59	154.2
Other property-level expenses	90	82	9.8	252	239	5.4
Depreciation and amortization	164	263	(37.6)	498	597	(16.6)
Total property-level operating expenses	$1,022	$920	11.1	$2,987	$2,153	38.7

Our operating costs and expenses, which have both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses. During the third quarter of 2022, these expenses increased 45% compared to 2021, reflecting the increase in hiring as operations have recovered.

Early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as the seasonality of the industry. While hiring pace improved during the first half of the year, the significant acceleration in demand further challenged the ability of our hotel managers to increase hotel staffing commensurate with the increase in demand. However, during the third quarter our managers were able to continue improvements in hiring pace, and managers at many of our hotels are now operating at desired staffing levels as of the end of the third quarter. In aggregate, wage and benefit rate inflation is expected to be in the 4% to 5% range in 2022.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the third quarter of 2022 compared to 2021 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, as follows:

Rooms. Rooms expenses increased $40 million, or 26.7%, and $215 million, or 66.4%, for the quarter and year-to-date, respectively, reflecting an increase in staffing commensurate with the improvements in occupancy, while commission costs remain below pre-pandemic levels.

Food and beverage. F&B expenses increased $84 million, or 57.5%, and $362 million, or 115.7%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues declined, benefiting from improved banquet revenues and ongoing productivity improvement.

Other departmental and support expenses. Other departmental and support expenses increased $48 million, or 19.0%, and $252 million, or 40.6%, for the quarter and year-to-date, respectively, due primarily to improved operations.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $9 million, or 36.0%, and $48 million, or 87.3%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $12 million and $43 million for the quarter and year-to-date, respectively, due primarily to the improved operations at our resort properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $8 million, or 9.8%, and $13 million, or 5.4%, for the quarter and year-to-date, respectively, due to increases in sales and general excise taxes at our hotels, property insurance premiums and rent on a portion of our ground leases that are based on a percentage of sales. The increases were partially offset by a decrease in property taxes. Other property-level expenses also were partially offset by the receipt of operating profit guarantees received from Marriott under the transformational capital program in both 2022 and 2021.

Depreciation and amortization. Depreciation and amortization decreased $99 million, or 37.6%, for the quarter and $99 million, or 16.6%, for the year-to-date, primarily due to impairment expense of $92 million recorded in the third quarter of 2021.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021

General and administrative costs	$20	$20	$58	$60
Non-cash stock-based compensation expense	9	4	19	13
Total	$29	$24	$77	$73

Interest expense. Interest expense decreased for the quarter due to the repayment of the revolver portion of the credit facility, partially offset by an increase in interest rates on our floating rate debt. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Cash interest expense ⁽¹⁾	$37	$41	$105	$121
Non-cash interest expense	3	2	8	7
Total interest expense	$40	$43	$113	$128

_________

(1)
Including the change in accrued interest, total cash interest paid was $31 million and $32 million for the quarters ended September 30, 2022 and 2021, respectively, and $100 million and $115 million for year-to-date 2022 and 2021, respectively.

Other gains. Other gains increased $3 million and $15 million for the quarter and year-to-date, respectively, reflecting the sale of Chicago Marriott Suites Downers Grove in the third quarter, and the sale of the Sheraton Boston Hotel in the first quarter of 2022.

Equity in earnings of affiliates. Equity in earnings of affiliates decreased $3 million for the quarter and $33 million year-to-date, primarily due to unrealized losses on our investment in Fifth Wall Ventures, L.P. in 2022 compared to unrealized gains in 2021, partially offset by improved operations at our non-consolidated properties.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the third quarter and year-to-date, we recorded an income tax provision of $6 million and $29 million, respectively, due primarily to the profitability of hotel operations retained by the TRS.

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

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended September 30, 2022 compared to 2021 and to 2019, respectively, to provide a comparison of hotel statistics in the current period to last year as well as to pre-pandemic levels:

All Owned Hotel Results by Location Compared to 2021

	As of September 30, 2022		Quarter ended September 30, 2022				Quarter ended September 30, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$565.30	73.6%	$416.12	$643.06	$514.34	82.8%	$425.86	$635.28	(2.3)%	1.2%
Miami	2	1,033	457.43	50.2	229.66	427.55	424.80	53.9	229.17	390.19	0.2	9.6
Jacksonville	1	446	487.53	67.0	326.67	707.75	465.60	68.7	319.90	683.35	2.1	3.6
Florida Gulf Coast	5	1,850	330.56	53.9	178.01	340.62	314.16	45.2	141.93	286.62	25.4	18.8
Orlando	2	2,448	327.78	61.4	201.23	427.58	332.90	37.4	124.35	228.19	61.8	87.4
Phoenix	4	1,822	251.77	58.1	146.25	372.05	245.88	57.7	141.92	321.83	3.0	15.6
Los Angeles/ Orange County	3	1,067	303.74	86.4	262.42	372.72	263.40	72.4	190.80	263.83	37.5	41.3
New York	2	2,486	309.77	84.3	260.99	351.90	238.23	45.3	107.97	138.91	141.7	153.3
San Diego	3	3,288	292.38	85.4	249.83	440.67	247.61	72.1	178.55	281.14	39.9	56.7
Austin	2	767	233.32	68.3	159.46	289.77	210.96	58.1	122.67	207.76	30.0	39.5
Philadelphia	2	810	221.65	85.9	190.48	286.56	191.85	79.1	151.74	223.07	25.5	28.5
Washington, D.C. (CBD)	5	3,238	237.56	65.7	156.01	223.72	185.06	37.1	68.65	96.94	127.3	130.8
Chicago	3	1,562	263.27	79.3	208.86	286.41	200.33	63.2	126.61	159.82	65.0	79.2
Seattle	2	1,315	264.88	81.9	216.97	274.62	202.49	53.5	108.25	130.03	100.4	111.2
San Francisco/ San Jose	6	4,162	244.45	71.3	174.35	249.76	165.10	50.0	82.54	105.04	111.2	137.8
Boston	2	1,495	263.46	63.8	167.99	223.00	202.75	60.3	122.31	149.10	37.3	49.6
Northern Virginia	2	916	214.33	67.2	144.06	219.78	187.15	58.9	110.22	162.40	30.7	35.3
Atlanta	2	810	183.46	72.8	133.57	199.97	163.07	64.8	105.67	146.59	26.4	36.4
San Antonio	2	1,512	190.72	64.5	122.96	194.39	181.30	55.8	101.18	149.13	21.5	30.3
New Orleans	1	1,333	163.33	63.6	103.87	158.20	136.76	54.3	74.30	91.66	39.8	72.6
Denver	3	1,340	197.50	76.5	151.18	214.65	169.25	65.4	110.75	141.64	36.5	51.5
Houston	5	1,942	176.72	62.1	109.74	149.01	149.60	66.6	99.67	133.88	10.1	11.3
Other	9	2,936	261.04	63.6	166.04	240.26	250.39	55.3	138.36	193.81	20.0	24.0
Domestic	72	40,585	278.18	69.9	194.55	311.41	244.92	56.6	138.57	211.96	40.4	46.9

International	5	1,499	200.98	62.0	124.66	162.44	90.99	51.4	46.77	66.43	166.5	144.5
All Locations	77	42,084	275.73	69.7	192.06	306.11	239.89	56.4	135.28	206.75	42.0	48.1

All Owned Hotel Results by Location Compared to 2019

	As of September 30, 2022		Quarter ended September 30, 2022				Quarter ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$565.30	73.6%	$416.12	$643.06	$385.51	91.5%	$352.78	$554.15	18.0%	16.0%
Miami	2	1,033	457.43	50.2	229.66	427.55	259.69	76.2	197.80	341.68	16.1	25.1
Jacksonville	1	446	487.53	67.0	326.67	707.75	363.69	69.0	251.05	516.90	30.1	36.9
Florida Gulf Coast	5	1,850	330.56	53.9	178.01	340.62	242.93	61.6	149.63	302.07	19.0	12.8
Orlando	2	2,448	327.78	61.4	201.23	427.58	250.13	61.0	152.55	315.38	31.9	35.6
Phoenix	4	1,822	251.77	58.1	146.25	372.05	197.07	57.9	114.19	287.59	28.1	29.4
Los Angeles/ Orange County	3	1,067	303.74	86.4	262.42	372.72	271.42	86.6	235.06	344.41	11.6	8.2
New York	2	2,486	309.77	84.3	260.99	351.90	291.70	92.3	269.15	381.03	(3.0)	(7.6)
San Diego	3	3,288	292.38	85.4	249.83	440.67	256.92	83.5	214.41	372.78	16.5	18.2
Austin	2	767	233.32	68.3	159.46	289.77	213.65	84.4	180.39	304.72	(11.6)	(4.9)
Philadelphia	2	810	221.65	85.9	190.48	286.56	207.13	88.2	182.60	295.52	4.3	(3.0)
Washington, D.C. (CBD)	5	3,238	237.56	65.7	156.01	223.72	211.15	84.4	178.19	254.63	(12.4)	(12.1)
Chicago	3	1,562	263.27	79.3	208.86	286.41	232.68	87.4	203.30	288.11	2.7	(0.6)
Seattle	2	1,315	264.88	81.9	216.97	274.62	260.45	90.2	234.96	291.64	(7.7)	(5.8)
San Francisco/ San Jose	6	4,162	244.45	71.3	174.35	249.76	270.46	84.9	229.73	308.58	(24.1)	(19.1)
Boston	2	1,495	263.46	63.8	167.99	223.00	246.21	89.9	221.40	302.19	(24.1)	(26.2)
Northern Virginia	2	916	214.33	67.2	144.06	219.78	213.63	76.6	163.58	237.84	(11.9)	(7.6)
Atlanta	2	810	183.46	72.8	133.57	199.97	165.72	83.6	138.47	222.85	(3.5)	(10.3)
San Antonio	2	1,512	190.72	64.5	122.96	194.39	165.01	66.6	109.84	155.81	11.9	24.8
New Orleans	1	1,333	163.33	63.6	103.87	158.20	156.82	77.0	120.78	175.05	(14.0)	(9.6)
Denver	3	1,340	197.50	76.5	151.18	214.65	184.28	84.5	155.64	218.16	(2.9)	(1.6)
Houston	5	1,942	176.72	62.1	109.74	149.01	170.32	67.0	114.07	159.84	(3.8)	(6.8)
Other	9	2,936	261.04	63.6	166.04	240.26	198.34	79.1	156.91	241.19	5.8	(0.4)
Domestic	72	40,585	278.18	69.9	194.55	311.41	240.95	79.7	191.95	299.74	1.4	3.9

International	5	1,499	200.98	62.0	124.66	162.44	159.14	75.9	120.86	166.88	3.1	(2.7)
All Locations	77	42,084	275.73	69.7	192.06	306.11	238.14	79.5	189.39	294.96	1.4	3.8

All Owned Hotel Results by Location Compared to 2021

	As of September 30, 2022		Year-to-date ended September 30, 2022				Year-to-date ended September 30, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$559.15	76.0%	$424.91	$657.89	$470.97	67.4%	$317.20	$480.87	34.0%	36.8%
Miami	2	1,033	618.23	62.8	388.09	647.24	555.80	56.4	313.58	499.04	23.8	29.7
Jacksonville	1	446	533.33	69.5	370.85	799.91	506.77	57.8	293.02	587.76	26.6	36.1
Florida Gulf Coast	5	1,850	442.56	65.9	291.82	570.66	416.57	54.8	228.24	426.68	27.9	33.7
Orlando	2	2,448	395.30	64.4	254.71	498.62	398.72	27.3	108.98	196.25	133.7	154.1
Phoenix	4	1,822	366.88	69.1	253.45	551.73	301.23	56.5	170.12	346.53	49.0	59.2
Los Angeles/ Orange County	3	1,067	290.28	79.6	231.14	331.60	234.10	50.5	118.33	162.84	95.3	103.6
New York	2	2,486	305.98	68.8	210.55	297.35	200.01	34.6	69.19	85.45	204.3	248.0
San Diego	3	3,288	275.85	76.1	209.91	376.43	218.39	45.3	98.85	155.68	112.4	141.8
Austin	2	767	261.29	70.3	183.71	319.55	190.23	51.9	98.76	159.17	86.0	100.8
Philadelphia	2	810	212.19	79.8	169.40	258.46	169.58	58.7	99.52	147.38	70.2	75.4
Washington, D.C. (CBD)	5	3,238	258.02	60.5	156.14	222.68	161.96	42.2	68.41	81.26	128.2	174.0
Chicago	3	1,562	238.34	64.8	154.44	212.39	176.19	37.4	65.84	81.71	134.6	159.9
Seattle	2	1,315	234.51	64.1	150.37	194.36	188.47	27.8	52.43	63.79	186.8	204.7
San Francisco/ San Jose	6	4,162	230.51	63.1	145.43	208.62	155.78	31.4	48.92	63.32	197.3	229.5
Boston	2	1,495	246.01	57.4	141.27	186.74	173.03	37.5	64.82	80.96	117.9	130.6
Northern Virginia	2	916	215.60	65.3	140.83	212.13	177.75	45.4	80.62	118.44	74.7	79.1
Atlanta	2	810	181.26	72.2	130.94	204.64	152.57	54.5	83.14	112.32	57.5	82.2
San Antonio	2	1,512	194.11	67.3	130.73	201.94	160.63	40.8	65.54	95.17	99.5	112.2
New Orleans	1	1,333	196.59	65.3	128.42	187.76	128.95	37.6	48.51	65.71	164.7	185.7
Denver	3	1,340	183.44	63.9	117.14	169.54	149.35	42.1	62.95	80.24	86.1	111.3
Houston	5	1,942	180.33	63.4	114.29	158.00	140.32	59.7	83.73	113.03	36.5	39.8
Other	9	2,936	264.87	61.2	162.17	233.33	243.29	45.3	110.15	156.34	47.2	49.2
Domestic	72	40,585	296.19	66.6	197.36	320.69	249.37	44.0	109.63	169.48	80.0	89.2

International	5	1,499	159.59	53.6	85.55	120.75	85.10	28.0	23.85	34.15	258.8	253.6
All Locations	77	42,084	292.25	66.2	193.38	313.58	245.57	43.4	106.56	164.64	81.5	90.5

All Owned Hotel Results by Location Compared to 2019

	As of September 30, 2022		Year-to-date ended September 30, 2022				Year-to-date ended September 30, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$559.15	76.0%	$424.91	$657.89	$401.92	90.9%	$365.45	$577.41	16.3%	13.9%
Miami	2	1,033	618.23	62.8	388.09	647.24	356.95	80.6	287.82	463.01	34.8	39.8
Jacksonville	1	446	533.33	69.5	370.85	799.91	383.37	77.2	296.02	652.91	25.3	22.5
Florida Gulf Coast	5	1,850	442.56	65.9	291.82	570.66	340.73	72.8	247.94	507.99	17.7	12.3
Orlando	2	2,448	395.30	64.4	254.71	498.62	285.49	70.7	201.76	412.06	26.2	21.0
Phoenix	4	1,822	366.88	69.1	253.45	551.73	292.22	71.7	209.42	472.19	21.0	16.8
Los Angeles/ Orange County	3	1,067	290.28	79.6	231.14	331.60	262.50	84.7	222.39	335.37	3.9	(1.1)
New York	2	2,486	305.98	68.8	210.55	297.35	290.81	82.3	239.46	368.99	(12.1)	(19.4)
San Diego	3	3,288	275.85	76.1	209.91	376.43	255.81	81.2	207.62	372.41	1.1	1.1
Austin	2	767	261.29	70.3	183.71	319.55	246.64	86.6	213.69	361.89	(14.0)	(11.7)
Philadelphia	2	810	212.19	79.8	169.40	258.46	216.10	85.4	184.46	301.70	(8.2)	(14.3)
Washington, D.C. (CBD)	5	3,238	258.02	60.5	156.14	222.68	246.65	83.1	204.99	293.15	(23.8)	(24.0)
Chicago	3	1,562	238.34	64.8	154.44	212.39	218.02	77.8	169.55	243.43	(8.9)	(12.8)
Seattle	2	1,315	234.51	64.1	150.37	194.36	231.59	84.3	195.17	256.01	(23.0)	(24.1)
San Francisco/ San Jose	6	4,162	230.51	63.1	145.43	208.62	284.01	82.2	233.51	323.40	(37.7)	(35.5)
Boston	2	1,495	246.01	57.4	141.27	186.74	242.40	83.8	203.01	289.54	(30.4)	(35.5)
Northern Virginia	2	916	215.60	65.3	140.83	212.13	220.18	76.5	168.33	265.16	(16.3)	(20.0)
Atlanta	2	810	181.26	72.2	130.94	204.64	187.48	84.0	157.49	258.05	(16.9)	(20.7)
San Antonio	2	1,512	194.11	67.3	130.73	201.94	183.18	73.0	133.69	195.06	(2.2)	3.5
New Orleans	1	1,333	196.59	65.3	128.42	187.76	188.24	79.9	150.35	219.33	(14.6)	(14.4)
Denver	3	1,340	183.44	63.9	117.14	169.54	175.15	76.3	133.61	195.92	(12.3)	(13.5)
Houston	5	1,942	180.33	63.4	114.29	158.00	178.46	72.4	129.22	184.58	(11.6)	(14.4)
Other	9	2,936	264.87	61.2	162.17	233.33	193.56	76.5	148.07	222.10	9.5	5.1
Domestic	72	40,585	296.19	66.6	197.36	320.69	258.57	79.6	205.77	333.27	(4.1)	(3.8)

International	5	1,499	159.59	53.6	85.55	120.75	154.30	71.1	109.74	159.00	(22.0)	(24.1)
All Locations	77	42,084	292.25	66.2	193.38	313.58	255.20	79.3	202.32	327.00	(4.4)	(4.1)

Results by Location Compared to 2021 - actual, based on ownership period(1)

	As of September 30,
	2022	2021	Quarter ended September 30, 2022				Quarter ended September 30, 2021
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$565.30	73.6%	$416.12	$643.06	$514.34	82.8%	$425.86	$635.28	(2.3)%	1.2%
Miami	2	3	457.43	50.2	229.66	427.55	364.54	55.2	201.40	333.79	14.0	28.1
Jacksonville	1	1	487.53	67.0	326.67	707.75	465.60	68.7	319.90	683.35	2.1	3.6
Florida Gulf Coast	5	5	330.56	53.9	178.01	340.62	314.16	45.2	141.93	286.62	25.4	18.8
Orlando	2	2	327.78	61.4	201.23	427.58	332.90	37.4	124.35	228.19	61.8	87.4
Phoenix	4	4	251.77	58.1	146.25	372.05	245.88	57.7	141.92	321.83	3.0	15.6
Los Angeles/ Orange County	3	5	303.74	86.4	262.42	372.72	218.60	71.1	155.40	216.04	68.9	72.5
New York	2	3	309.77	84.3	260.99	351.90	217.90	46.2	100.72	130.88	159.1	168.9
San Diego	3	3	292.38	85.4	249.83	440.67	247.61	72.1	178.55	281.14	39.9	56.7
Austin	2	1	233.32	68.3	159.46	289.77	181.59	57.2	103.84	162.10	53.6	78.8
Philadelphia	2	2	221.65	85.9	190.48	286.56	191.85	79.1	151.74	223.07	25.5	28.5
Washington, D.C. (CBD)	5	5	237.56	65.7	156.01	223.72	185.06	37.1	68.65	96.94	127.3	130.8
Chicago	3	4	253.75	77.8	197.54	269.26	191.01	62.4	119.27	149.38	65.6	80.3
Seattle	2	2	264.88	81.9	216.97	274.62	202.49	53.5	108.25	130.03	100.4	111.2
San Francisco/ San Jose	6	7	244.45	71.3	174.35	249.76	163.42	50.0	81.72	104.30	113.4	139.5
Boston	2	3	263.46	63.8	167.99	223.00	204.56	48.1	98.46	117.58	70.6	89.7
Northern Virginia	2	3	214.33	67.2	144.06	219.78	169.41	60.6	102.70	156.44	40.3	40.5
Atlanta	2	4	183.46	72.8	133.57	199.97	178.31	56.6	100.94	142.30	32.3	40.5
San Antonio	2	2	190.72	64.5	122.96	194.39	181.30	55.8	101.18	149.13	21.5	30.3
New Orleans	1	1	163.33	63.6	103.87	158.20	136.76	54.3	74.30	91.66	39.8	72.6
Denver	3	3	197.50	76.5	151.18	214.65	169.25	65.4	110.75	141.64	36.5	51.5
Houston	5	4	176.72	62.1	109.74	149.01	149.60	66.6	99.67	133.88	10.1	11.3
Other	9	8	261.04	63.6	166.04	240.26	203.77	53.2	108.38	150.97	53.2	59.1
Domestic	72	79	277.68	69.9	194.13	310.58	233.85	55.7	130.18	196.75	49.1	57.9

International	5	5	200.98	62.0	124.66	162.44	90.99	51.4	46.77	66.43	166.5	144.5
All Locations	77	84	275.25	69.6	191.66	305.33	229.68	55.5	127.54	192.63	50.3	58.5

Results by Location Compared to 2019 - actual, based on ownership period(1)

	As of September 30,
	2022	2019	Quarter ended September 30, 2022				Quarter ended September 30, 2019
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$565.30	73.6%	$416.12	$643.06	$385.51	91.5%	$352.78	$543.42	18.0%	18.3%
Miami	2	3	457.43	50.2	229.66	427.55	235.65	73.9	174.18	294.09	31.8	45.4
Jacksonville	1	1	487.53	67.0	326.67	707.75	363.69	69.0	251.05	516.90	30.1	36.9
Florida Gulf Coast	5	5	330.56	53.9	178.01	340.62	242.93	61.6	149.63	302.07	19.0	12.8
Orlando	2	1	327.78	61.4	201.23	427.58	155.29	59.2	91.97	231.78	118.8	84.5
Phoenix	4	3	251.77	58.1	146.25	372.05	187.65	58.4	109.56	266.45	33.5	39.6
Los Angeles/ Orange County	3	6	303.74	86.4	262.42	372.72	226.14	85.8	194.13	288.91	35.2	29.0
New York	2	3	309.77	84.3	260.99	351.90	271.11	92.0	249.40	341.59	4.6	3.0
San Diego	3	4	292.38	85.4	249.83	440.67	235.94	84.9	200.22	347.13	24.8	26.9
Austin	2	—	233.32	68.3	159.46	289.77	—	—	—	—	—	—
Philadelphia	2	2	221.65	85.9	190.48	286.56	207.13	88.2	182.60	295.52	4.3	(3.0)
Washington, D.C. (CBD)	5	5	237.56	65.7	156.01	223.72	211.15	84.4	178.19	254.63	(12.4)	(12.1)
Chicago	3	4	253.75	77.8	197.54	269.26	217.96	85.2	185.76	259.62	6.3	3.7
Seattle	2	2	264.88	81.9	216.97	274.62	260.45	90.2	234.96	291.64	(7.7)	(5.8)
San Francisco/ San Jose	6	7	244.45	71.3	174.35	249.76	266.18	84.2	224.20	301.99	(22.2)	(17.3)
Boston	2	4	263.46	63.8	167.99	223.00	243.62	91.4	222.58	293.17	(24.5)	(23.9)
Northern Virginia	2	3	214.33	67.2	144.06	219.78	199.70	72.7	145.09	217.46	(0.7)	1.1
Atlanta	2	4	183.46	72.8	133.57	199.97	168.45	85.0	143.25	215.95	(6.8)	(7.4)
San Antonio	2	2	190.72	64.5	122.96	194.39	165.01	66.6	109.84	155.81	11.9	24.8
New Orleans	1	1	163.33	63.6	103.87	158.20	156.82	77.0	120.78	175.05	(14.0)	(9.6)
Denver	3	3	197.50	76.5	151.18	214.65	184.28	84.5	155.64	218.16	(2.9)	(1.6)
Houston	5	4	176.72	62.1	109.74	149.01	170.32	67.0	114.07	159.84	(3.8)	(6.8)
Other	9	6	261.04	63.6	166.04	240.26	172.44	80.7	139.19	195.48	19.3	22.9
Domestic	72	77	277.68	69.9	194.13	310.58	229.97	80.9	186.05	283.16	4.3	9.7

International	5	5	200.98	62.0	124.66	162.44	159.14	75.9	120.86	166.88	3.1	(2.7)
All Locations	77	82	275.25	69.6	191.66	305.33	227.93	80.8	184.06	279.60	4.1	9.2

Results by Location Compared to 2021 - actual, based on ownership period(1)

	As of September 30,
	2022	2021	Year-to-date ended September 30, 2022				Year-to-date ended September 30, 2021
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$559.15	76.0%	$424.91	$657.89	$470.97	67.4%	$317.20	$476.28	34.0%	38.1%
Miami	2	3	573.01	64.5	369.80	609.25	472.94	57.4	271.38	424.17	36.3	43.6
Jacksonville	1	1	533.33	69.5	370.85	799.91	506.77	57.8	293.02	587.76	26.6	36.1
Florida Gulf Coast	5	5	442.56	65.9	291.82	570.66	416.57	54.8	228.24	426.68	27.9	33.7
Orlando	2	2	395.30	64.4	254.71	498.62	313.90	26.5	83.14	157.35	206.4	216.9
Phoenix	4	4	366.88	69.1	253.45	551.73	301.23	56.5	170.12	346.53	49.0	59.2
Los Angeles/ Orange County	3	5	290.28	79.6	231.14	331.60	190.62	53.1	101.25	138.42	128.3	139.6
New York	2	3	288.08	63.5	182.96	256.78	189.90	31.7	60.17	75.05	204.1	242.2
San Diego	3	3	275.85	76.1	209.91	376.43	218.39	45.3	98.85	155.68	112.4	141.8
Austin	2	1	261.29	70.3	183.71	319.55	181.39	58.7	106.44	156.20	72.6	104.6
Philadelphia	2	2	212.19	79.8	169.40	258.46	169.58	58.7	99.52	147.38	70.2	75.4
Washington, D.C. (CBD)	5	5	258.02	60.5	156.14	222.68	161.96	42.2	68.41	81.26	128.2	174.0
Chicago	3	4	227.82	63.1	143.86	196.43	168.03	37.4	62.92	77.59	128.6	153.2
Seattle	2	2	234.51	64.1	150.37	194.36	188.47	27.8	52.43	63.79	186.8	204.7
San Francisco/ San Jose	6	7	230.51	63.1	145.43	208.62	153.68	31.5	48.40	62.82	200.4	232.1
Boston	2	3	240.93	55.5	133.65	175.93	180.00	25.7	46.18	56.54	189.4	211.2
Northern Virginia	2	3	215.60	65.3	140.83	212.13	161.62	44.3	71.60	107.52	96.7	97.3
Atlanta	2	4	181.26	72.2	130.94	204.64	170.45	48.0	81.83	111.31	60.0	83.8
San Antonio	2	2	194.11	67.3	130.73	201.94	160.63	40.8	65.54	95.17	99.5	112.2
New Orleans	1	1	196.59	65.3	128.42	187.76	128.95	37.6	48.51	65.71	164.7	185.7
Denver	3	3	183.44	63.9	117.14	169.54	149.35	42.1	62.95	80.24	86.1	111.3
Houston	5	4	180.33	63.4	114.29	158.00	140.32	59.7	83.73	113.03	36.5	39.8
Other	9	8	264.87	61.2	162.17	233.33	170.49	40.8	69.58	94.34	133.1	147.3
Domestic	72	79	293.77	66.1	194.23	314.75	233.25	42.4	98.82	150.74	96.5	108.8

International	5	5	159.59	53.6	85.55	120.75	85.10	28.0	23.85	34.15	258.8	253.6
All Locations	77	84	289.98	65.7	190.46	308.03	230.09	41.9	96.43	147.02	97.5	109.5

Results by Location Compared to 2019 - actual based on ownership period(1)

	As of September 30,
	2022	2019	Year-to-date ended September 30, 2022				Year-to-date ended September 30, 2019
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$559.15	76.0%	$424.91	$657.89	$401.92	90.9%	$365.45	$563.64	16.3%	16.7%
Miami	2	3	573.01	64.5	369.80	609.25	293.90	79.8	234.60	367.10	57.6	66.0
Jacksonville	1	1	533.33	69.5	370.85	799.91	383.37	77.2	296.02	652.91	25.3	22.5
Florida Gulf Coast	5	5	442.56	65.9	291.82	570.66	340.73	72.8	247.94	507.99	17.7	12.3
Orlando	2	1	395.30	64.4	254.71	498.62	182.58	69.5	126.97	303.48	100.6	64.3
Phoenix	4	3	366.88	69.1	253.45	551.73	270.22	73.4	198.47	419.43	27.7	31.5
Los Angeles/ Orange County	3	6	290.28	79.6	231.14	331.60	214.91	84.4	181.37	273.04	27.4	21.5
New York	2	3	288.08	63.5	182.96	256.78	268.13	82.9	222.31	328.43	(17.7)	(21.8)
San Diego	3	4	275.85	76.1	209.91	376.43	236.69	81.5	192.90	345.20	8.8	9.0
Austin	2	—	261.29	70.3	183.71	319.55	—	—	—	—	—	—
Philadelphia	2	2	212.19	79.8	169.40	258.46	216.10	85.4	184.46	301.70	(8.2)	(14.3)
Washington, D.C. (CBD)	5	5	258.02	60.5	156.14	222.68	246.65	83.1	204.99	293.15	(23.8)	(24.0)
Chicago	3	4	227.82	63.1	143.86	196.43	198.58	76.6	152.16	210.78	(5.5)	(6.8)
Seattle	2	2	234.51	64.1	150.37	194.36	231.59	84.3	195.17	256.01	(23.0)	(24.1)
San Francisco/ San Jose	6	7	230.51	63.1	145.43	208.62	279.15	81.5	227.38	315.49	(36.0)	(33.9)
Boston	2	4	240.93	55.5	133.65	175.93	237.01	82.6	195.81	268.56	(31.7)	(34.5)
Northern Virginia	2	3	215.60	65.3	140.83	212.13	197.94	74.8	148.13	226.05	(4.9)	(6.2)
Atlanta	2	4	181.26	72.2	130.94	204.64	193.39	79.8	154.29	235.46	(15.1)	(13.1)
San Antonio	2	2	194.11	67.3	130.73	201.94	183.18	73.0	133.69	195.06	(2.2)	3.5
New Orleans	1	1	196.59	65.3	128.42	187.76	188.24	79.9	150.35	219.33	(14.6)	(14.4)
Denver	3	3	183.44	63.9	117.14	169.54	175.15	76.3	133.61	195.92	(12.3)	(13.5)
Houston	5	4	180.33	63.4	114.29	158.00	178.46	72.4	129.22	184.58	(11.6)	(14.4)
Other	9	6	264.87	61.2	162.17	233.33	173.68	76.9	133.48	197.30	21.5	18.3
Domestic	72	77	293.77	66.1	194.23	314.75	240.89	79.7	191.94	303.24	1.2	3.8

International	5	5	159.59	53.6	85.55	120.75	154.30	71.1	109.74	159.00	(22.0)	(24.1)
All Locations	77	82	289.98	65.7	190.46	308.03	238.59	79.4	189.51	298.97	0.5	3.0

___________

(1) Represents the results of the portfolio for the time period of our ownership, including dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2019 room sales. The information below is derived from business mix data for the 77 hotels that we owned as of September 30, 2022. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our consolidated portfolio transient, group and contract business:

	Quarter ended September 30, 2022			Quarter ended September 30, 2021
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,557	991	151	1,521	530	122
Percentage change in room nights vs. same period in 2019	(18.4)%	(2.6)%	21.2%
Rooms Revenues (in millions)	$487	$229	$28	$401	$102	$18
Percentage change in revenues vs. same period in 2019	1.7%	3.3%	9.4%

	Year-to-date ended September 30, 2022			Year-to-date ended September 30, 2021
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	4,409	2,787	412	3,541	1,132	285
Percentage change in room nights vs. same period in 2019	(15.8)%	(18.2)%	10.6%
Rooms Revenues (in millions)	$1,446	$701	$76	$973	$203	$41
Percentage change in revenues vs. same period in 2019	2.9%	(14.6)%	(0.2)%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and positioning us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of hotels that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, we were well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic.

As hotel operations have returned to cash flow positive, we believe that we have sufficient liquidity to fund corporate expenses, capital expenditures, and hotel acquisitions and have reinstated our quarterly dividend. We remain well positioned to execute additional transactions to the extent opportunities arise.

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

Capital Resources. As of September 30, 2022, we had $883 million of cash and cash equivalents, $187 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

We currently have a distribution agreement in place with various investment banks, through which Host Inc. may issue and sell, from time-to-time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future acquisitions. No shares have been issued during 2022 year-to-date. As of September 30, 2022, there was $460 million of remaining capacity under the agreement.

Additionally, on August 3, 2022, the Board of Directors authorized an increase in the Company’s share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. There have been no share repurchases during 2022 year-to-date.

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

Cash Provided by Operating Activities. Year-to-date in 2022, net cash provided by operating activities was $1,056 million compared to $78 million for 2021. This $978 million increase in 2022 was driven by improved operations at our hotels compared to 2021.

Cash Used in Investing Activities. Net cash used in investing activities was $172 million during 2022 year-to-date compared to $1,502 million for 2021. Cash used in investing activities during year-to-date 2022 primarily related to $357 million of capital expenditures and an investment in a joint venture. Cash used in investing activities during year-to-date 2021 primarily related to $293 million of capital expenditures and the acquisition of five hotels and two golf courses. Cash provided by investing activities in 2022 includes the sale of four hotels.

The following tables summarize significant acquisitions/investments in affiliates and dispositions that have been completed as of November 2, 2022:

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
November	2022	Acquisition of Four Seasons Resorts and Residences Jackson Hole	$(315)
January	2022	Investment to acquire non-controlling interest of a joint venture with Noble Investment Group⁽¹⁾	(91)
		Total acquisitions/investments	$(406)
___________
(1)
Investment consisted of $35 million of cash and the issuance of approximately $56 million of Host L.P. OP units.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
August	2022	Disposition of Chicago Marriott Suites Downers Grove	$14	$16
April	2022	Disposition of Sheraton New York Times Square Hotel⁽²⁾	103	373
April	2022	Disposition of YVE Hotel Miami	49	50
February	2022	Disposition of Sheraton Boston⁽³⁾	67	233
		Total dispositions	$233	$672

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

Cash Used in/Provided by Financing Activities. Year-to-date in 2022, net cash used in financing activities was $759 million compared to net cash provided by financing activities of $127 million for year-to-date 2021. Cash used in financing activities in 2022 included the repayment of the credit facility revolver and the payment of common stock dividends, following the reinstatement of the quarterly common stock dividend in the first quarter of 2022. Cash provided by financing activities in 2021 included proceeds from the issuance of common stock.

Debt

As of September 30, 2022, our total debt was $4.2 billion, with a weighted average interest rate of 4.1% and a weighted average maturity of 4.8 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.

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

At September 30, 2022, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio		Covenant Requirement for most recent quarter	Covenant Requirement following phase in period
Leverage ratio	2.4	x	Maximum ratio of 8.00x	Maximum ratio of 7.25x
Fixed charge coverage ratio	10.7	x	Minimum ratio of 1.25x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	10.3	x	Minimum ratio of 1.75x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2022:

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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2022, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit. Under the credit facility, as amended, all redemptions must be made with Host Inc. common stock if Host L.P.’s leverage ratio exceeds 7.25x calculated using the prior twelve-month result.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On August 3, 2022, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.12 per share on Host Inc.'s common stock. The dividend was paid on October 17, 2022 to stockholders of record on September 30, 2022. All future dividends are subject to Board approval.

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

All Owned Hotel Operating Statistics and Results

To facilitate a quarter-to-quarter comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this presentation on a comparable hotel basis in order to enable our investors to better evaluate our operating performance (discussed in “Hotel Property Level Operating Results” below). However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily are suspending our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results, referred to as "All Owned Hotel", which include the following adjustments: (1) operating results are presented for all consolidated hotels owned as of September 30, 2022, but do not include the results of operations for properties sold or held-for-sale as of the reporting date; and (2) operating results for acquisitions as of September 30, 2022 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Net income (loss)	$116	$(120)	$494	$(334)
Interest expense	40	43	113	128
Depreciation and amortization	164	171	498	505
Income taxes	6	(13)	29	(81)
EBITDA	326	81	1,134	218
Gain on dispositions⁽¹⁾	(5)	—	(18)	—
Non-cash impairment expense	—	92	—	92
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	(2)	(3)	(36)
Pro rata EBITDAre of equity investments⁽²⁾	6	8	27	21
EBITDAre	328	179	1,140	295
Adjustments to EBITDAre:
Gain on property insurance settlement	—	—	(6)	—
Severance expense (reversal) at hotel properties	—	(2)	—	(5)
Adjusted EBITDAre	$328	$177	$1,134	$290

___________

(1) Reflects the sale of four hotels in 2022.

(2) Pro rata EBITDAre of equity investments and pro rata FFO of equity investments for the year-to-date ended September 30, 2021 include a realized gain of approximately $3 million related to equity securities held by one of our unconsolidated partnerships, Fifth Wall Ventures, L.P. Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Net income (loss)	$116	$(120)	$494	$(334)
Less: Net (income) loss attributable to non-controlling interests	(2)	1	(8)	3
Net income (loss) attributable to Host Inc.	114	(119)	486	(331)
Adjustments:
Gain on dispositions⁽¹⁾	(5)	—	(18)	—
Gain on property insurance settlement	—	—	(6)	—
Depreciation and amortization	164	171	497	504
Non-cash impairment expense	—	92	—	92
Equity investment adjustments:
Equity in (earnings) losses of affiliates	1	(2)	(3)	(36)
Pro rata FFO of equity investments⁽²⁾	4	6	21	16
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	—	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(3)	(6)	(6)
NAREIT FFO	275	145	970	238
Adjustments to NAREIT FFO:
Severance expense (reversal) at hotel properties	—	(2)	—	(5)
Adjusted FFO	$275	$143	$970	$233

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS	717.6	713.9	717.4	709.0
Assuming issuance of common shares granted under the comprehensive stock plans	—	1.6	—	1.6
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	717.6	715.5	717.4	710.6
Diluted earnings (loss) per common share	$0.16	$(0.17)	$0.68	$(0.47)
NAREIT FFO per diluted share	$0.38	$0.20	$1.35	$0.33
Adjusted FFO per diluted share	$0.38	$0.20	$1.35	$0.33

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

Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a hotel-level basis as supplemental information for our investors. Our hotel results reflect the operating results of our hotels as discussed in “All Owned Hotel Operating Statistics and Results” above. We present All Owned Hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our hotels. All Owned Hotel results are presented both by location and for our properties in the aggregate. We eliminate from our hotel-level operating results severance costs related to broad-based and significant property-level reconfiguration that is not considered to be within the normal course of business, as we believe this elimination provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

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

All Owned Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2022	2021	2022	2021
Number of hotels	77	76	77	76
Number of rooms	42,084	41,861	42,084	41,861
Change in All Owned Hotel Total RevPAR	48.1%	—	90.5%	—
Change in All Owned Hotel RevPAR	42.0%	—	81.5%	—
Operating profit (loss) margin⁽²⁾	12.4%	(11.3)%	16.4%	(17.4)%
All Owned Hotel EBITDA margin⁽²⁾	28.7%	24.9%	32.7%	21.1%
Food and beverage profit margin⁽²⁾	30.3%	23.6%	34.6%	22.7%
All Owned Hotel food and beverage profit margin⁽²⁾	30.3%	24.3%	35.1%	23.2%

Net income (loss)	$116	$(120)	$494	$(334)
Depreciation and amortization	164	263	498	597
Interest expense	40	43	113	128
Provision (benefit) for income taxes	6	(13)	29	(81)
Gain on sale of property and corporate level income/expense	15	19	32	31
Severance expense (reversal) at hotel properties	—	(2)	2	(5)
All Owned Hotel adjustments⁽¹⁾	—	8	11	62
All Owned Hotel EBITDA⁽¹⁾	$341	$198	$1,179	$398

___________

(1) All Owned Hotel adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of September 30, 2022, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of September 30, 2022. All Owned Hotel results also include the results of our leased office buildings and other non-hotel revenue and expense items. The AC Hotel Scottsdale North is a new development hotel that opened in January 2021 and The Laura Hotel in Houston re-opened under new management in November 2021. Therefore, no adjustments were made for results of these hotels for periods prior to their openings.

(2) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. All Owned Hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended September 30, 2022				Quarter ended September 30, 2021
		Adjustments				Adjustments
	GAAP Results	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results
Revenues
Room	$746	$(2)	$—	$744	$557	$—	$(36)	$—	$521
Food and beverage	330	—	—	330	191	—	(7)	—	184
Other	113	—	—	113	96	—	(3)	—	93
Total revenues	1,189	(2)	—	1,187	844	—	(46)	—	798
Expenses
Room	190	(1)	—	189	150	1	(16)	—	135
Food and beverage	230	—	—	230	146	1	(8)	—	139
Other	438	(1)	—	437	361	—	(30)	—	331
Depreciation and amortization	164	—	(164)	—	263	—	—	(263)	—
Corporate and other expenses	29	—	(29)	—	24	—	—	(24)	—
Gain on insurance and business interruption settlements	(10)	—	—	(10)	(5)	—	—	—	(5)
Total expenses	1,041	(2)	(193)	846	939	2	(54)	(287)	600
Operating Profit - All Owned Hotel EBITDA	$148	$—	$193	$341	$(95)	$(2)	$8	$287	$198

	Year-to-date ended September 30, 2022					Year-to-date ended September 30, 2021
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results
Revenues
Room	$2,251	$—	$(28)	$—	$2,223	$1,237	$—	$(20)	$—	$1,217
Food and beverage	1,032	—	(5)	—	1,027	405	—	7	—	412
Other	361	—	(2)	—	359	250	—	5	—	255
Total revenues	3,644	—	(35)	—	3,609	1,892	—	(8)	—	1,884
Expenses
Room	539	—	(16)	—	523	324	1	(24)	—	301
Food and beverage	675	—	(8)	—	667	313	1	2	—	316
Other	1,275	(2)	(22)	—	1,251	919	3	(48)	—	874
Depreciation and amortization	498	—	—	(498)	—	597	—	—	(597)	—
Corporate and other expenses	77	—	—	(77)	—	73	—	—	(73)	—
Gain on insurance and business interruption settlements	(17)	—	—	6	(11)	(5)	—	—	—	(5)
Total expenses	3,047	(2)	(46)	(569)	2,430	2,221	5	(70)	(670)	1,486
Operating Profit - All Owned Hotel EBITDA	$597	$2	$11	$569	$1,179	$(329)	$(5)	$62	$670	$398

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to Host Inc. and Host L.P.

Interest Rate Sensitivity

As of September 30, 2022 and December 31, 2021, 76% and 66%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk, and are not for trading purposes. As of September 30, 2022, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2022, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($79 million), and we received $3.4 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into three new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($75 million), which mature in August and September 2023. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K and Item 3 of our Quarterly Report on Form 10-Q for the periods ended March 31 and June 30, 2022.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 – July 31, 2022	—	$—	—	$371
August 1, 2022 – August 31, 2022	—	—	—	1,000
September 1, 2022 – September 30, 2022	—	—	—	1,000
Total	—	$—	—	$1,000

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2022 – July 31, 2022	14,898	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2022 – August 31, 2022	14,508	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2022 – September 30, 2022	30,004	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	59,410			—	—
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

Accordingly, these representation and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

3.	Articles of Incorporation and Bylaws

3.1A*	Fourth Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P., dated October 31, 2022.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

November 4, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

November 4, 2022	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.