Form 10-K
period 2022-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2023-02-22
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)

0-25087 (Host Hotels & Resorts, L.P.)

HOST HOTELS & RESORTS, INC.

HOST HOTELS & RESORTS, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (Host Hotels & Resorts, Inc.) Delaware (Host Hotels & Resorts, L.P.)	53-0085950 (Host Hotels & Resorts, Inc.) 52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Avenue, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)

(240) 744-1000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (713,479,055 shares outstanding as of February 17, 2023)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None

Securities registered pursuant to Section 12(g) of the Act:

Host Hotels & Resorts, Inc.	None
Host Hotels & Resorts, L.P.	Units of limited partnership interest 708,445,021 units outstanding as of February 17, 2023)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Host Hotels & Resorts, Inc.	Yes ☒	No ☐
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Host Hotels & Resorts, Inc.	Yes ☐	No ☒
Host Hotels & Resorts, L.P.	Yes ☐	No ☒

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

The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the NASDAQ Stock Market) on June 30, 2022 was $11,071,609,255.

Documents Incorporated by Reference

Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 18, 2023 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP Auditor Location: McLean, VA Audit Firm ID: 185

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2022 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2022. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

iii

PART I

Forward Looking Statements

Our disclosure and analysis in this 2022 Annual Report on Form 10-K and in Host Inc.’s 2022 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings or insurance gains/losses.

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

Item 1. Business

We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper upscale hotels. As of February 17, 2023, our consolidated lodging portfolio consists of 78 primarily luxury and upper-upscale hotels containing approximately 42,200 rooms, with substantially all located in the United States (five of the hotels are located outside of the U.S. in Brazil and Canada). In addition, we own non-controlling interests in seven domestic and one international joint ventures that focus on the lodging industry, see " - Other Real Estate Interests" for a further description.

Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2022. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

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

Geographically Diverse Portfolio

We seek to have a geographically diversified portfolio in major markets and premier resort destinations in the U.S. We primarily focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. While we have historically targeted acquisitions in the top 25 U.S. markets, we also consider hotels in other markets which we believe have high growth potential and diverse demand generators. We focus generally on the following types of assets:

•
Resorts in destination locations with limited supply growth. These assets feature superior amenities and unique experiential offerings;
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

For 2023, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We are constantly evaluating potential acquisitions of iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe the potential for growth is constrained or hotels with significant capital expenditure requirements that we do not believe would generate an adequate return.

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

Renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels. Typically, renovations occur at intervals of approximately seven to ten years, but the timing may vary based on the type of property, function of area being renovated, hotel occupancy and other factors. These renovations generally are divided into the following types: soft goods, case goods, bathroom and architectural and engineering systems. Soft goods include items such as carpeting, textiles and wall finishes, which may require more frequent updates to maintain brand quality standards. Case goods include dressers, desks, couches, restaurant and meeting room tables and chairs, which generally are not replaced as frequently. Bathroom renovations include the refurbishment or replacement of tile, vanity, lighting and plumbing fixtures. Architectural and engineering systems include the physical plant of the hotel, including the roof, elevators/escalators, façade, heating, ventilation, and air conditioning and fire systems.

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

The Real Estate Sustainability Accounting Standard issued by the Sustainability Accounting Standards Board (“SASB”) (now maintained by the International Sustainability Standards Board under the International Financial Reporting Standards Foundation) outlines the disclosure topics and accounting metrics for the real estate industry. The energy and water management metrics that best correlate with our industry include total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third-parties who compile the data from property utility statements.

The charts below detail our third party verified Total Energy Consumption and Total Water Consumption for 2019 through 2021, the last three fiscal years for which data is available(1). The declines in Total Energy Consumption and Total Water Consumption for 2020 reflect the significant decrease in occupancy at our hotels as a result of the COVID-19 pandemic, while the increases in 2021 reflect the return of business:

Energy
Megawatt Hours
1,500,000
1,400,000
1,300,000
1,200,000
1,100,000
1,000,000
900,000
800,000
700,000
600,000
500,000
2019
2020
2021
Total Energy Consumption

Water
3,000,000
2,750,000
2,500,000
2,250,000
2,000,000
1,750,000
1,500,000
1,250,000
Gallons In 1,000s
2019
2020
2021
Total Water Consumption

___________

(1) Energy and water metrics relate to our consolidated hotels owned for the entire year presented.

Our 2022 Corporate Responsibility Report, which details our CR program and responsible investment strategy, along with our environmental, social and governance performance and framework for our 2050 vision, as well as full SASB disclosure and EEO-1 report, was issued in September 2022. The contents of our Corporate Responsibility Report are not incorporated by reference into this Form 10-K and do not form a part of this Form 10-K.

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

Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2017 to 2022.

U.S. Lodging Industry Supply, Demand and RevPAR Growth

Total U.S. Industry Performance
Supply Growth
Demand Growth (Second Axis)
25 Yr Avg Supply
RevPAR Growth (Second Axis)
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
60.0%
40.0%
20.0%
0.0%
-20.0%
-40.0%
-60.0%
2017
2018
2019
2020*
2021*
2022*

Source: STR *2020, 2021 & 2022 Supply, Demand and RevPAR estimates reflect economic methodology that does not remove room counts for any temporary hotel closures.

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Total U.S. Luxury & Upper Upscale Performance
Supply Growth
Demand Growth (Second Axis)
25 Yr Avg Supply
RevPAR Growth (Second Axis)
10.0%
8.0%
6.0%
4.0%
2.0%
0.0%
-2.0%
-4.0%
-6.0%
-8.0%
100.0%
80.0%
60.0%
40.0%
20.0%
0.0%
-20.0%
-40.0%
-60.0%
-80.0%
2017
2018
2019
2020*
2021*
2022*

Source: STR *2020, 2021 & 2022 Supply, Demand and RevPAR estimates reflect economic methodology that does not remove room counts for any temporary hotel closures.

Our Customers. Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:

Transient business broadly represents individual business and/or leisure travelers. Historically, business travelers have made up the majority of transient demand at our hotels, although leisure has driven the majority of our demand during the COVID-19 pandemic in 2020 through 2022, with business transient seeing an accelerated recovery in the second half of 2022. The four key subcategories of rates offered to the transient business group are:

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

General Terms and Provisions – Agreements governing our hotels that are managed by brand owners (Marriott, Hyatt, Hilton, Four Seasons and AccorHotels) typically include the terms described below:

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

Operating Structure

Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2022. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2022, unaffiliated limited partners owned 10.0 million OP units, which were convertible into 10.2 million Host Inc. common shares. Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 723.6 million common shares of Host Inc. outstanding at December 31, 2022.

Our operating structure is as follows:

Host Hotels & Resorts, Inc.
99%
Other OP Unitholders
1%
Host Hotels & Resorts, L.P.
REIT Leases
100%
Unconsolidated Joint Ventures (percentage ownership varies). See "Other Real Estate Interests."
Taxable REIT Subsidiaries
Management Agreements
Third-Party Hotel Managers

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

Our Consolidated Hotel Portfolio

As of February 17, 2023, we owned a portfolio of 78 hotels, of which 73 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 1% of our revenues in 2022, 2021 and 2020 were attributed to the operations of these five foreign hotels.

The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt, Four Seasons and Hilton. There also has been a trend towards specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these hotels will be operated by an independent third-party and either will have no brand affiliation, or will be associated with a major brand, while maintaining most of its independent identity (which we refer to as “soft-branded” hotels).

Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 61% of our revenues in 2022 were generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

Our consolidated portfolio includes 28 hotels that have more than 500 rooms. The average age of our properties is 35 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements. In our consolidated portfolio, approximately 87% of our hotels, by room count, are managed by their own brand managers, and 13% are managed by independent managers as a franchise or as an independent brand.

By Brand. The following table details our consolidated hotel portfolio by brand as of February 17, 2023:

Brand	Number of Hotels	Rooms	Percentage of Revenues ⁽¹⁾
Marriott:
Marriott	26	19,026	34.7%
Ritz-Carlton	5	1,890	8.2
Autograph Collection	2	500	0.8
Tribute Portfolio	1	173	0.4
JW Marriott	4	1,909	3.1
AC Hotels	1	165	0.2
W	1	424	0.6
St. Regis	1	232	0.4
Luxury Collection	1	645	4.1
Westin	8	3,968	7.5
Sheraton	1	370	0.4
Total Marriott	51	29,302	60.4
Hyatt:
Alila	1	59	1.0
Andaz	1	321	2.2
Grand Hyatt	4	3,633	7.8
Hyatt Place	1	426	0.7
Hyatt Regency	6	3,866	9.3
Total Hyatt	13	8,305	21.0
Hilton:
Curio	2	591	1.8
Hilton	1	223	0.5
Embassy Suites	1	455	0.6
Total Hilton	4	1,269	2.9
AccorHotels:
Swissôtel	1	662	1.1
Fairmont	1	450	2.2
ibis	1	256	0.1
Novotel	1	149	—
Total AccorHotels	4	1,517	3.4
Four Seasons	2	569	4.5
Other/Independent	4	1,252	7.1
	78	42,214	99.3%

___________

(1)
Based on our 2022 revenues; sold hotels accounted for the remaining 1% of our revenues. No individual hotel contributed more than 6% of total revenues in 2022. Hotels that are not considered upper upscale or luxury constitute approximately 1% of our revenues.

By Location. The following table details the locations and numbers of rooms at our consolidated hotels as of February 17, 2023:

Location	Rooms	Location	Rooms
Arizona		Maryland
AC Hotel Scottsdale North	165	Gaithersburg Marriott Washingtonian Center	284
The Phoenician, A Luxury Collection Resort, Scottsdale	645	Massachusetts
The Camby, Autograph Collection	277	Boston Marriott Copley Place ⁽¹⁾	1,144
The Westin Kierland Resort & Spa	735	The Westin Waltham Boston	351
California		Minnesota
Alila Ventana Big Sur	59	Minneapolis Marriott City Center	585
Axiom Hotel	152	New Jersey
Coronado Island Marriott Resort & Spa ⁽¹⁾	300	Newark Liberty International Airport Marriott ⁽¹⁾	591
Grand Hyatt San Francisco	669	Sheraton Parsippany Hotel	370
Hyatt Regency San Francisco Airport	790	New York
Manchester Grand Hyatt San Diego ⁽¹⁾	1,628	New York Marriott Downtown	515
Marina del Rey Marriott ⁽¹⁾	370	New York Marriott Marquis	1,971
Marriott Marquis San Diego Marina ⁽¹⁾	1,360	Ohio
San Francisco Marriott Fisherman's Wharf	285	The Westin Cincinnati ⁽¹⁾	456
San Francisco Marriott Marquis ⁽¹⁾	1,500	Pennsylvania
Santa Clara Marriott ⁽¹⁾	766	Philadelphia Airport Marriott ⁽¹⁾	419
The Ritz-Carlton, Marina del Rey ⁽¹⁾	304	The Logan Philadelphia, Curio Collection by Hilton	391
The Westin South Coast Plaza, Costa Mesa ⁽²⁾	393	Texas
Colorado		Hotel Van Zandt	319
Denver Marriott Tech Center	605	Houston Airport Marriott at George Bush Intercontinental ⁽¹⁾⁽³⁾	573
Denver Marriott West ⁽¹⁾	305	Houston Marriott Medical Center/Museum District ⁽¹⁾	398
The Westin Denver Downtown	430	Hyatt Regency Austin	448
Florida		JW Marriott Houston by The Galleria	516
1 Hotel South Beach	433	Marriott San Antonio Riverwalk	512
Baker's Cay Resort Key Largo, Curio Collection by Hilton	200	San Antonio Marriott Rivercenter ⁽¹⁾	1,000
Four Seasons Resort Orlando at Walt Disney World® Resort	444	The Laura Hotel, Houston Downtown, Autograph Collection	223
Hilton Singer Island Oceanfront/Palm Beaches Resort	223	The St. Regis Houston	232
Hyatt Regency Coconut Point Resort and Spa	462	Virginia
Miami Marriott Biscayne Bay	600	Hyatt Regency Reston	518
Orlando World Center Marriott	2,004	The Ritz-Carlton, Tysons Corner ⁽¹⁾	398
Tampa Airport Marriott ⁽¹⁾	298	Washington
The Don CeSar	348	The Westin Seattle	891
The Ritz-Carlton, Amelia Island	446	W Seattle	424
The Ritz-Carlton, Naples	447	Washington, D.C.
The Ritz-Carlton Naples, Tiburón	295	Grand Hyatt Washington	897
Georgia		Hyatt Regency Washington on Capitol Hill	838
The Alida, Savannah, a Tribute Portfolio Hotel	173	JW Marriott Washington, DC	777
Grand Hyatt Atlanta In Buckhead	439	The Westin Georgetown, Washington D.C.	267
JW Marriott Atlanta Buckhead	371	Washington Marriott at Metro Center	459
Hawaii		Wyoming
Andaz Maui at Wailea Resort	321	Four Seasons Resort and Residences Jackson Hole	125
Fairmont Kea Lani, Maui	450	Brazil
Hyatt Place Waikiki Beach	426	ibis Rio de Janeiro Parque Olimpico	256
Hyatt Regency Maui Resort and Spa	810	JW Marriott Hotel Rio de Janeiro	245
Illinois		Novotel Rio de Janeiro Parque Olimpico	149
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	455	Canada
Swissôtel Chicago	662	Calgary Marriott Downtown Hotel	388
The Westin Chicago River North	445	Marriott Downtown at CF Toronto Eaton Centre ⁽¹⁾	461
Louisiana		Total	42,214
New Orleans Marriott	1,333

___________

(1)
The land on which this hotel is built is leased from a third-party under one or more lease agreements.
(2)
The land, building and improvements are leased from a third-party under a long-term lease agreement.
(3)
This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 10% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 17, 2023 by each market location based on its percentage of 2022 revenues:

Revenues By Market Location [(1)]

Maui/Oahu 10%
San Diego 9%
Orlando 9%
Phoenix 8%
Florida Gulf Coast 7%
San Francisco/San Jose 7%
New York 6%
Washington, D.C. (CBD) 6%
Miami 5%
Los Angeles/Orange County 3%
Jacksonville 2%
Houston 2%
Boston 2%
Northern Virginia 2%
San Antonio 2%
Philadelphia 2%
New Orleans 2%
Austin 2%
Seattle 2%
Denver 2%
Chicago 2%
Atlanta 1%
Other Domestic 5%
International 1%

___________

(1)
Our sold hotels accounted for 1% of our 2022 revenues.

Other Real Estate Interests

We own non-controlling interests in several entities that, as of February 17, 2023, owned, or owned an interest in, 23 hotels. Due to the ownership structure and economic or participating rights of our partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities include the following:

Noble Joint Venture. While our primary investment focus is the upper-upscale and luxury chain scales, we also seek opportunities to elevate our growth profile through investment in select service hotels, extended stay hotels and new development deals. Accordingly, on January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, a leading private hospitality asset manager in the upscale, select service and extended stay chain scales, and certain other entities and persons related to Noble Investment Group, LLC. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P.

OP units to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds formed after closing, and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund.

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

Asia/Pacific Joint Venture. We have a 25% interest in a joint venture with RECO Hotels JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd. The agreement may be terminated by either partner at any time, which would trigger the liquidation of the joint venture. The commitment period for equity contributions to the joint venture has expired. Certain funding commitments remain, however, related to its existing investments in India.

As of December 31, 2022, this joint venture has invested approximately $109 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, India, totaling approximately 1,720 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.

For additional information see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”

Competition

The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a hotel is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as 1 Hotels®, Alila®, Andaz®, Fairmont®, Four Seasons®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, St. Regis®, The Don Cesar®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Autograph Collection®, Curio – A Collection by Hilton®, Embassy Suites®, Hilton®, Hyatt Regency®, Marriott®, Marriott Marquis®, Sheraton®, Swissôtel®, Tribute Portfolio® and Westin®.1 While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the lodging industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short-term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotels in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.

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

Seasonality

Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Operations in 2022 continued to be affected by the COVID-19 pandemic, with the Omicron variant impacting travel in the first quarter of 2022, resulting in hotel sales for our consolidated portfolio that were approximately 22%, 28%, 24% and 26% for the first, second, third and fourth calendar quarters, respectively. In 2019, prior to the pandemic, our sales were approximately 26%, 27%, 23% and 24% for the first, second, third and fourth calendar quarters, respectively.

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

Human Capital Resources

As of February 17, 2023, we had 165 employees, all of whom work in the United States, including our regional office in Miami. The current average tenure of our employees is more than 13 years and the voluntary and total turnover rates in 2022 were each 6%. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans. Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values of Excellence, Partnership, Integrity and Community, and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. In order to ensure that we are meeting our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.

Our CEO is a part of the CEO Action for Diversity & Inclusion initiative to continue to advance diversity and inclusion within our workplace, along with our formal diversity and inclusion initiative. We also provide unconscious bias training to our employees. As of December 31, 2022, our total workforce consists of 44% men and 56% women, with 43% of management positions held by women. Our workforce also consists of 38% minorities, with 23% of management positions held by minorities.

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

Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force. Employees of our third-party hotel managers at 17 of our hotels, representing approximately 26% of our total room count, are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.” None of Host’s employees are covered by collective bargaining agreements.

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

Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations, which contain important information about us, and we update those presentations periodically. The website has a Corporate Governance page in the Our Company section that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Culture and Compensation Committee and the Nominating, Governance and Corporate Responsibility Committee. Copies of these charters and policies, Host Inc.’s Bylaws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 4747 Bethesda Avenue, Suite 1300, Bethesda, Maryland 20814, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.

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

The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product. Because lodging industry demand typically follows the general economy, the lodging industry is highly cyclical, which contributes to potentially large fluctuations in our financial condition and our results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations. In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, certain business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenues during an economic downturn, as compared to hotels in other categories that have lower room rates. Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:

•
the effect on lodging demand of changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States, the current high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar;
•
factors that may shape public perception of travel to a particular location, such as natural disasters, weather events, including Hurricane Ian in 2022, pandemics and outbreaks of contagious diseases, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•
risks that U.S. immigration policies and border closings will suppress international travel to the United States generally or decrease the labor pool;
•
the impact of geopolitical developments outside the U.S., such as large-scale wars or international conflicts, slowing global growth, trade tensions and tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States;
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
•
operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs, including increased labor costs in the current inflationary environment, the ability of our managers to adequately staff our hotels as a result of shortages in labor, severance and furlough payments to hotel employees or changes in workplace rules that affect labor costs, and risks relating to the continued response to the COVID-19 pandemic by our hotel managers, such as increased hotel costs for cleaning protocols;
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

In addition, the U.S. economy is currently experiencing high rates of inflation, which has increased our operating expenses due to higher wages and costs. Moreover, our interest expense has increased due to higher interest rates on our variable rate debt. Although the short-term nature of hotel bookings generally allows our managers to compensate for inflationary effects by increasing room rates at our hotels, sustained inflation could have a negative impact on the demand for lodging. Moreover, the current inflationary environment can increase the costs of hotel renovations and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.

We cannot assure you that adverse changes in the general economy or other circumstances that affect the lodging industry will not have an adverse effect on the hotel revenues or earnings at our hotels. Our efforts to mitigate the risks associated with these adverse changes may not be successful and our business and growth could be adversely affected. A reduction in our revenues or earnings because of the above risks may reduce our working capital, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements. In addition, we may incur impairment expense in the future, which expense will affect negatively our results of operations. We can provide no assurance that any impairment expense recognized will not be material to our results of operations.

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

The continuing effects from the COVID-19 pandemic may materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows.

The COVID-19 pandemic significantly adversely impacted U.S. and global economic activity, resulted in a global recession in 2020, and contributed to significant volatility in financial markets. While the initial restrictive measures put in place in jurisdictions where we own hotels have been lifted and operations have returned close to pre-pandemic levels, existing or future COVID-19 variants may still have a material adverse effect on operations and future bookings. The rapid development and fluidity of the COVID-19 pandemic makes it extremely difficult to assess the potential future adverse economic impact on our business, financial condition, results of operations, liquidity and cash flows.

We depend on external sources of capital for future growth; therefore, any disruption to our ability to access capital at times, and on terms reasonably acceptable to us, may affect adversely our business and results of operations.

Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income (other than net capital gain) each year to qualify as a REIT. Our ability to access external capital could be hampered by several factors, many of which are outside of our control, including:

•
price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;
•
changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings; if our credit ratings were to be downgraded, our access to capital and the cost of debt financing could be further negatively impacted, particularly if we were downgraded to below an investment grade rating;
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

The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale and luxury full-service hotels, including other lodging REITs. Our hotels face strong competition for individual guests, group reservations and conference business from major hospitality chains with well-established and recognized brands, as well as from other smaller hotel chains, independent and local hotel owners and operators. Our hotels compete for customers primarily based on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotel construction adds to supply, creating new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have similar or greater commercial and financial resources which allow them to improve their hotels in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth. We also compete for hotel acquisitions with others that have similar investment objectives to ours. This competition could limit the number of investment opportunities that we find suitable for our business. It also may increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or on the terms contemplated in our business plan.

The growth of internet reservation channels also is a source of competition that could adversely affect our business. A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. Also, although internet travel intermediaries traditionally have competed to attract transient business rather than group and convention business, in recent years they have expanded their business to include marketing to large group and convention business. If they are successful, it could divert group and convention business and materially adversely affect our revenues and profitability.

There are inherent risks with investments in real estate, including their relative illiquidity.

Investments in real estate are inherently illiquid and generally cannot be sold quickly. For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of hotels at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to pay dividends to stockholders. In addition, real estate ownership is subject to various risks, including:

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

As of December 31, 2022, we and our subsidiaries had total indebtedness of approximately $4.2 billion. We significantly increased our indebtedness due to the pandemic and utilized the revolver portion of our credit facility in order to increase our cash position and to preserve financial flexibility in light of the impact resulting from COVID-19, which borrowings were repaid in 2021 and 2022. Any future decline in operations may similarly result in an increase in our total indebtedness in order to provide working capital necessary to continue our business. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:

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

We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries. For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:

•
incur additional indebtedness in excess of certain thresholds and without satisfying certain financial metrics; and
•
pay dividends on classes and series of Host Inc. capital stock and pay distributions on Host L.P.’s classes of units or make stock repurchases without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage.

The restrictive covenants in our senior notes and credit facility may reduce our flexibility in conducting our operations and limit our ability to engage in activities that may be in our long-term best interest. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”

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

Approximately 60% of our hotels (as measured by 2022 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.

Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. In 2023, collective bargaining agreements will expire at hotels in New Jersey and Chicago. Those negotiations potentially could result in disruptions in operations and additional costs. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.

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

We need to make capital expenditures to remain competitive with other hotels, to maintain the economic value of our hotels and to comply with applicable laws and regulations. We also are required by our hotel management agreements to make agreed upon capital expenditures to our hotels. The timing of these improvements can affect hotel performance, particularly if the improvements require closure of a significant number of rooms or other features of the hotels, such as ballrooms, meeting space and restaurants. These capital improvements reduce the availability of cash for other purposes and are subject to cost overruns and delays. In addition, because we depend on external sources of capital, we may not have the necessary funds to invest and, if we fail to maintain our hotels in accordance with brand standards set by our managers, they may terminate the management agreement. Moreover, we may not necessarily realize a significant, or any, improvement in the performance of the hotels at which we make these investments.

A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets, a natural disaster or the threat of a terrorist attack.

Hotels in the following cities and states represented approximately 72% of our 2022 revenues: New York, Washington, D.C., San Diego, San Francisco, Florida, Hawaii, Los Angeles and Phoenix. An economic downturn, an increase in hotel supply in these cities and markets, a natural disaster, a terrorist attack or similar disaster in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, during the COVID-19 pandemic, large urban markets with enhanced restrictions on social gatherings, such as New York and San Francisco where we have a significant number of hotel rooms, were disproportionately impacted by the decline in lodging demand. Additionally, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey and in 2022, a majority of our hotels in Florida were affected by Hurricane Ian. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.

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

We carry comprehensive insurance coverage for property, business interruption, terrorism and other risks with respect to all our hotels and other properties. We also carry, or in certain instances cause our hotel managers to carry, general liability insurance with respect to all our hotels and other properties. Certain coverages related to hotel managers’ employer status, such as worker's compensation, are insured under the hotel manager’s policies. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement and natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles and complex calculations of lost business income. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Our property insurance policies also provide that all of the claims from each of our properties resulting from a particular insurable occurrence must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded. Therefore, if an insurable occurrence affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida, claims from each of our hotels would be aggregated against the policy limit or sub-limit and likely would exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits, and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism. We are still evaluating the property and business interruption impact, including related insurance coverage, to our hotels caused by Hurricane Ian in September 2022, as further discussed in "Item 8. Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies.”

In addition, there are other risks relating to property insurance, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage of our policies or may be uninsurable or too expensive to justify coverage. Also, insurance coverage for war, infectious disease, and nuclear, biological, chemical and radiological perils is extremely limited. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a hotel, as well as its anticipated future revenues.

Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, could materially adversely affect our business and results.

Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such proprietary and customer information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems have been and continue to be vulnerable to threats such as system, network or internet failures; computer hacking or business disruption (e.g., due to ransomware); cyber-terrorism; viruses, worms or other malicious software programs; social engineering (e.g., phishing); and employee error, negligence, malfeasance or fraud. These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems or by exploiting vulnerabilities in third-party software, technologies, tools, services or systems. The risks from these cyber threats are significant. Marriott International, the manager of a majority of our hotels, experienced a material data security breach involving the unauthorized access to the Starwood guest reservation database between 2014 and 2018. The UK Information Commissioner's Office has fined Marriott £18.4 million, and

Marriott remains subject to other lawsuits and investigations arising around the world. Marriott has also experienced other, lesser data breaches since 2018 as well. No assurances can be made as to the outcome of these data breach lawsuits or investigations.

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

As a REIT, each of Host Inc. and its subsidiary REIT is subject to various restrictions on the types of revenues it can earn, assets it can own and activities in which it can engage. Business activities that could be restricted by applicable REIT laws include, but are not limited to, developing alternative uses of real estate and the ownership of hotels that are not leased to a taxable REIT subsidiary (“TRS”), including the development and/or sale of timeshare or condominium units or the related land parcels. Due to these restrictions, we anticipate that we will continue to conduct certain business activities, including, but not limited to, those mentioned above, in one or more of our TRS. Our TRS are taxable as C corporations and are subject to federal, state, local, and, if applicable, foreign taxation on their taxable income.

We face possible risks associated with natural disasters and the physical effects of climate change.

We are subject to the risks associated with natural disasters and the physical effects of climate change, which can include more frequent or severe storms, droughts, hurricanes, flooding and extreme temperatures, any of which could have a material adverse effect on our hotels, operations and business including, but not limited to, by damaging properties, by increasing the costs associated with our properties, or by decreasing the attractiveness of certain locations. A majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, with the most significant damage occurring at The Ritz-Carlton, Naples and the

Hyatt Regency Coconut Point Resort and Spa. While the Hyatt Regency Coconut Point Resort and Spa has since re-opened, the Ritz Carlton, Naples remains closed. That hotel sustained significant damage due to storm surge, which breached the beach dune and flooded the lowest level of the hotel. Over time, our coastal markets also are expected to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets such as Arizona may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.

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

We believe that each of Host Inc. and its subsidiary REIT has been organized and has operated in such a manner as to qualify as a REIT under the Code, commencing with its taxable year beginning January 1, 1999, and April 11, 2006, respectively, and both currently intend to continue to operate and qualify as a REIT during future years. As the requirements for qualification and taxation as a REIT are extremely complex and interpretations of the federal income tax laws governing qualification and taxation as a REIT are limited, no assurance can be provided that Host Inc. currently qualifies as a REIT or will continue to qualify as a REIT or that Host Inc.’s subsidiary REIT qualifies as a REIT or will continue to qualify as a REIT. If our subsidiary REIT were to fail to qualify as a REIT, it is possible that Host Inc. would fail to qualify as a REIT unless it (or the subsidiary REIT) could avail itself of certain relief provisions. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions do not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income. Any such corporate income tax liability could be substantial and would reduce the non-qualifying REIT’s cash available for, among other things, operations and dividends to its stockholders. In addition, if Host Inc. were to fail to qualify as a REIT, it would not be required to pay dividends to its stockholders. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

Any determination that Host Inc. or its subsidiary REIT does not qualify as a REIT will have a material adverse effect on our results of operations and could reduce materially the value of Host Inc.’s common stock. The additional corporate income tax liability of Host Inc. or the subsidiary REIT for the year, or years, in which it does not qualify as a REIT would reduce its cash flow available for investment, debt service or dividends to its stockholders. Furthermore, the entity not qualifying as a REIT no longer would be required to pay dividends to its stockholders as a condition to REIT qualification, and any dividends paid to stockholders would be taxable as C corporation dividends to the extent of its current and accumulated earnings and profits. This means that, if Host Inc. were to fail to qualify as a REIT, Host Inc.’s stockholders currently taxed as individuals would be taxed on dividends at capital gain tax rates and Host Inc.’s corporate stockholders generally would be entitled to the dividends received deduction with respect to such dividends, subject in each case to applicable limitations under the Code. Host Inc.’s failure to qualify as a REIT also would cause an event of default under Host L.P.’s credit facility, which default could lead to an acceleration of the amounts due thereunder, which, in turn, would constitute an event of default under Host L.P.’s outstanding debt securities.

If our hotel managers do not qualify as “eligible independent contractors,” or if our hotels are not “qualified lodging facilities,” each of Host Inc. and our subsidiary REIT will fail to qualify as a REIT.

Each hotel with respect to which our TRS pays rent must be a “qualified lodging facility.” A “qualified lodging facility” is a hotel, motel, or other establishment more than one-half of the dwelling units in which are used on a transient basis, including customary amenities and facilities, provided that no wagering activities are conducted at or in connection with such facility by any person who is engaged in the business of accepting wagers and who legally is authorized to engage in such business at or in connection with such facility. We believe that all the hotels leased to our TRS are qualified lodging facilities. However, the REIT provisions of the Code provide only limited guidance for making determinations of whether a leased hotel is considered a qualified lodging facility, and there can be no assurance that our leased hotels will be so considered in all cases.

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

Our TRS will pay federal corporate income tax and applicable state and local corporate income tax and, if applicable, foreign corporate income tax on its taxable income. The after-tax net income of our TRS will be available for distribution to us as a taxable dividend to the extent of its current and accumulated earnings and profits, but it is not required to be so distributed. We believe that the aggregate value of the stock and securities of our TRS has been and will continue to be less than 20% of the total value of our assets (including our TRS stock and securities). Furthermore, we monitor the value of our investments in our TRS for the purpose of ensuring compliance with this 20% requirement. There can be no assurance, however, that we will be able to comply with the 20% value limitation discussed above.

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

New legislation, treasury regulations, administrative interpretations or court decisions could change significantly the tax laws with respect to an entity’s qualification as a REIT or the federal income tax consequences of its REIT qualification. If Host Inc. or its subsidiary REIT were to fail to qualify as a REIT, and any available relief provisions do not apply, the non-qualifying REIT would not be allowed to take a deduction for dividends paid to its stockholders in computing its taxable income, and it would be subject to federal and state corporate income tax on its taxable income at C corporation income tax rates. Moreover, unless entitled to statutory relief, the non-qualifying REIT could not qualify as a REIT for the four taxable years following the year during which REIT qualification was lost.

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

We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2022, there are approximately 10.0 million Host L.P. OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. At December 31, 2022, there were approximately six million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.

An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.

Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2022, approximately 24% of our debt is subject to floating interest rates. Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.

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

Item 4. Mine Safety Disclosures

None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 17, 2023. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.

Richard E. Marriott Chairman of the Board	84

Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.

James F. Risoleo President, Chief Executive Officer and Director	67

James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.

Sourav Ghosh Executive Vice President and Chief Financial Officer	46

Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer and treasurer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	48

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

Michael E. Lentz Executive Vice President Development, Design & Construction	59

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

Joseph C. Ottinger Senior Vice President, Corporate Controller	46

Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president and corporate controller.

Mari Sifo Executive Vice President, Chief Human Resources Officer	41

Mari Sifo joined our company as executive vice president, chief human resources officer in November 2022. Prior to joining our company, she was the chief human resource officer for SWM International from 2018 to 2022; senior director, human resources at CP Kelco from 2015 to 2018; and human resources, director at Mondelez International from 2014 to 2015.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	50

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

As of February 17, 2023, there were 15,832 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 17, 2023, there were 1,094 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock.

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

Comparison of Five-Year Cumulative Stockholder Returns 2017 – 2022

250
200
150
100
50
0
Dollars
2017
2018
2019
2020
2021
2022
Host Hotels & Resorts, Inc.
NAREIT Lodging Index
S&P 500 Index

	2017	2018	2019	2020	2021	2022
Host Hotels & Resorts, Inc.	$100.00	$87.80	$102.36	$82.14	$97.63	$93.13
NAREIT Lodging Index	$100.00	$87.18	$100.82	$77.03	$91.07	$77.13
S&P 500 Index	$100.00	$95.62	$125.72	$148.85	$191.58	$156.88

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.

Fourth Quarter 2022 Host Inc. Purchases of Equity Securities

On August 3, 2022, the Board of Directors authorized an increase in the amount authorized under our share repurchase program from the existing $371 million remaining available to $1 billion. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2022 – October 31, 2022	—	$—	—	$1,000
November 1, 2022 – November 30, 2022	—	—	—	1,000
December 1, 2022 – December 31, 2022	1,675,421	15.93	1,675,421	973
Total	1,675,421	$15.93	1,675,421	$973

___________

* Prices shown are exclusive of commissions paid.

Item 5. Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.

There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 17, 2023 was 1,094. The number of outstanding common OP units as of February 17, 2023 was 708,445,021, of which 698,474,425 were owned by Host Inc.

Fourth Quarter 2022 Host L.P. Purchases of Equity Securities

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2022 – October 31, 2022	65,781	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
November 1, 2022 – November 30, 2022	24,186	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
December 1, 2022 – December 31, 2022	1,767,450	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	1,857,417			—	—

___________

* Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

** Reflects (i) 1,711,432 common OP units repurchased to fund the repurchase by Host Inc. of 1,675,421 shares of common stock as part of its publicly announced share repurchase program, and (ii) 56,018 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021. For a discussion and analysis of the year ended December 31, 2021 compared to the same period in 2020, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2021, filed with the SEC on February 24, 2022.

Overview

Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2022. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.

Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 17, 2023, we own 78 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 23 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.

Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 65%, 32%, and 3%, respectively, of our 2022 room sales, which is in-line with our 2019 pre-pandemic mix of customers. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.

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

Operations from our domestic portfolio account for approximately 99% of our total revenues and 1% relate to our five hotels in Canada and Brazil. Because of the significant adverse impact that the COVID-19 pandemic had on our operations during 2020 and 2021, the mix of our hotel revenues and expenses shifted during those years, reflecting lower occupancies at our properties and less use of food and beverage services. The revenue and expense mix of our hotels returned close to 2019 levels in 2022. The following table presents the components of our hotel revenues as a percentage of our total revenues for each of 2022 and 2019:

		% of 2022 Revenues	% of 2019 Revenues
●	Rooms revenues. Occupancy and average daily room rate are the major drivers of rooms revenues. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	61%	63%
●	Food and beverage revenues. Food & beverage revenues consist of revenues from group functions, which may include banquet revenues and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our hotels.	29%	30%
●	Other revenues. Occupancy, the nature of the hotel (e.g., resort) and its price point are the main drivers of other ancillary revenues, such as attrition and cancelation fees, resort and destination fees, parking, golf courses, spas, entertainment and other guest services. This category also includes other rental revenues.	10%	7%

Hotel operating expenses represent approximately 98% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses for each of 2022 and 2019:

		% of 2022 Operating Costs and Expenses	% of 2019 Operating Costs and Expenses
●	Rooms expenses. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expenses. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	18%	19%
●	Food and beverage expenses. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	22%	24%
●	Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, allocated brand costs, sales and marketing, repairs and minor maintenance and utility costs.	29%	28%
●	Management fees. Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain thresholds.	5%	5%
●	Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	8%	8%
●	Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures. This component also can include impairment expense.	16%	14%

The expense components listed above are based on those presented in our consolidated statements of operations. It also is worth noting that wage and benefit costs are spread among various line items. Taken separately, these costs represent approximately 55% and 58% of our rooms, food and beverage, and other departmental and support expenses in 2022 and 2019, respectively.

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
•
All Owned Hotel EBITDA. All Owned Hotel EBITDA measures property-level results before debt service, depreciation and corporate expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use All Owned Hotel EBITDA and associated margins to evaluate the profitability of our hotels.
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

In discussing our operating results, we typically present RevPAR and certain other financial data on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between years. For this reason, we temporarily suspended our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results, referred to as "All Owned Hotel", which include the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2022, but do not include the results of operations for properties sold or held-for-sale as of the reporting date; and (2) operating results for acquisitions as of December 31, 2022 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results. In 2023, we plan to return to our prior presentation of comparable hotels - See "- Comparable Hotel Results Definition for Periods Starting on or After January 1, 2023" for further discussion.

Summary of 2022 Operating Results

The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2022 (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	2022	2021	Change
Total revenues	$4,907	$2,890	69.8%
Net income (loss)	643	(11)	N/M
Operating profit (loss)	775	(250)	N/M
Operating profit (loss) margin under GAAP	15.8%	(8.7)%	N/M
EBITDAre ⁽¹⁾	$1,504	$542	177.5%
Adjusted EBITDAre ⁽¹⁾	$1,498	$532	181.6%

Diluted earnings (loss) per share	$0.88	$(0.02)	N/M
NAREIT FFO per diluted share ⁽¹⁾	1.79	0.60	198.3%
Adjusted FFO per diluted share ⁽¹⁾	1.79	0.61	193.4%

All Owned Hotel Data:
	2022 Owned Hotels ⁽¹⁾
	2022	2021	Change
All Owned Hotel revenues ⁽¹⁾	$4,944	$2,912	69.8%
All Owned Hotel EBITDA ⁽¹⁾	1,573	686	129.3%
All Owned Hotel EBITDA margin ⁽¹⁾	31.8%	23.55%	825 bps
All Owned Hotel Total RevPAR ⁽¹⁾	$320.39	$189.70	68.9%
All Owned Hotel RevPAR ⁽¹⁾	196.33	120.33	63.2%

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

N/M = Not meaningful.

Revenues

Total revenues increased $2,017 million, or 69.8%, compared to 2021, due to strong leisure demand at our resort hotels and the recovery of business transient and group travel during the year. All Owned Hotel RevPAR increased 63.2%, compared to 2021, due to a 19.1 percentage point increase in occupancy and a 15.8% increase in average room rate. All Owned Hotel Total RevPAR increased 68.9% for the year as the increase in rooms revenues were supplemented with growth in both food and beverage revenues and other revenues (see “Statement of Operations Results and Trends”).

Operations at most of our hotels in Florida were affected by Hurricane Ian in September 2022. Due to evacuation mandates and loss of commercial power, we estimate that RevPAR was negatively impacted by approximately 60 basis points for the full year.

All Owned Hotel Total RevPAR for all markets exceeded 2021 levels, while Total RevPAR for the portfolio as a whole was 2.7% below the 2019 pre-pandemic levels. The decline was concentrated in the first quarter of 2022, as the increase in COVID-19 infections in January due to the Omicron variant disrupted hotel operations in the first part of the quarter. However, operations recovered as the Omicron wave subsided, and the second, third and fourth quarters all exceeded 2019 All Owned Hotel Total RevPAR and RevPAR. All Owned Hotel Total RevPAR in our Miami, Orlando, Jacksonville and Phoenix markets increased 33.8%, 22.5%, 22.2% and 19.2%, respectively, compared to 2019, due to continued strength at our leisure properties during the year, which has allowed our operators to drive average room rates in excess of 2019 levels. Our hotels in San Francisco/San Jose and Washington, D.C., two of our larger markets by room count, experienced declines of 34.2% and 20.0%, respectively, compared to 2019, as operations at these hotels continued to ramp up throughout the year following the lifting of many of the COVID-19 restrictions previously in place in these markets. Similarly, our Boston and Seattle markets continue to lag the portfolio, with declines of 32.9% and 24.6%, respectively, compared to 2019.

Operating Profit

Operating trends overall continued to improve throughout the year. During the first half of the year, hotel-level operating costs increased at lower rates when compared to increases in revenues over the same period as hiring did not keep pace with the improvement in operations during the first half of the year. During the second half of the year, hotels were able to increase staffing to levels more in-line with expectations based on current hotel demand.

As a result, operating profit (loss) margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) improved to 15.8% in 2022, compared to (8.7)% in 2021. Along with strong improvements in rates, our hotel margins also have benefited from the implementation of portfolio-wide cost reductions as well as the slower transition to more normalized levels of operations during the year. Operating profit margins under GAAP also are affected significantly by several items, including dispositions, depreciation expense and corporate expenses. Our All Owned Hotel EBITDA margins, which exclude these items, improved to 31.8% for the year, up from 23.55% in 2021.

Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share

Net income for Host Inc. was $643 million, an increase of $654 million from the prior year. The improvement was primarily due to improving operations at our hotels, offset by a $289 million decrease in other gains, consisting primarily of a lower gain on sale of assets in 2022 as compared to 2021. These results led to an increase in diluted earnings per common share for Host Inc. of $0.88.

Adjusted EBITDAre, which excludes gain on sale of assets and impairment expense, among other items, increased to $1,498 million. Adjusted FFO per diluted share, which excludes gain on sale of assets and other real estate transactions, including depreciation and impairment expense, increased to $1.79 in 2022.

The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.

2023 Outlook

We experienced a significant improvement in revenues and earnings during 2022. However, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown are now competing with the lodging recovery. Further improvement in operations will be dependent on our ability to maintain high-rated business in our resort markets, as well as the continued improvement of group, business transient and international inbound travel. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.

Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 0.5% for 2023, with slight declines in the first and second quarter, while business investment is anticipated to increase just 0.7%. Rising interest rates, aimed at combating persistently high inflation, and geopolitical uncertainty have led to increased risks and elevated concerns surrounding the Federal Reserve’s ability to rein in inflation without significantly impairing economic growth. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, geopolitical conflicts, and the unpredictability of new COVID-19 variants.

Hotel supply growth is anticipated to remain below the long-term historical average in 2023, as supply chain challenges have resulted in project delays across the U.S. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns abate. While the pandemic had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, leisure travel continues to outperform expectations due to pent-up demand, high personal savings and waning virus fears. There was a significant acceleration in group and business transient demand in the second half of 2022, leading to improving trends in our urban markets.

For periods starting on or after January 1, 2023, we will cease presentation of All Owned Hotel results, and return to a comparable hotel presentation for our hotel level results. We believe this will provide investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures due to renovations or property damage sustained. We will remove Hyatt Regency Coconut Point Resort and Spa and The Ritz-Carlton, Naples from our comparable operations for 2023 due to closures caused by Hurricane Ian.

Based on the trends noted, we expect comparable Hotel RevPAR growth between 2.0% and 8.0% for the full year 2023. We note that performance in the first quarter of 2022 was negatively impacted by the Omicron variant, resulting in easier comparisons for the first quarter of 2023, which we expect to bolster full-year growth relative to 2022. We expect more comparative performance in the remaining quarters of the year, which will be heavily influenced by the overall macroeconomic environment. Additionally, margins are expected to decline compared to 2022, driven by wage inflation, closer to stable staffing levels, higher insurance and utility expenses, lower attrition and cancelation fees, and occupancy below 2019 levels.

As noted above, the current outlook for the lodging industry remains highly uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions. For more information on the risks that can affect our future results, see Part 1 Item 1A. “Risk Factors.”

Strategic Initiatives

For 2023, we intend to continue our disciplined approach to capital allocation in order to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise. At the same time, we will opportunistically sell hotels when market conditions permit. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.

Acquisitions. During 2022, we acquired the 125-room Four Seasons Resort and Residences Jackson Hole for $315 million. The resort also features an additional 44 private residences, the owners of which may participate in a rental program through the resort.

Other Investments. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds formed after closing, and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund. We also have the opportunity to increase our investment in Noble’s business. See Item 1 – “Business" for more information.

Dispositions. We completed the sale of four hotels in 2022 for a total price of $672 million, including bridge loans issued to buyers of $413 million and including $3 million of FF&E replacement funds retained by us.

Financing transactions. Credit Facility. In February 2022, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility. Subsequent to year end, we amended and restated our $2.5 billion credit facility, extending the maturity dates of both the revolver and outstanding term loans and maintaining similar terms to the prior facility.

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. As of December 31, 2022, after taking into account the amended and restated credit facility agreement, our weighted average interest rate is 4.4% and our weighted average debt maturity is 5.2 years. We have a debt balance of $4.2 billion and no significant debt maturities until 2024.

For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8 “Financial Statements and Supplementary Data – Note 5. Debt” in the Notes to Consolidated Financial Statements.

Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2022, we spent approximately $504 million on capital expenditures, of which $307 million represented return on investment (“ROI”) capital expenditures and $197 million represented renewal and replacement projects. ROI capital projects completed during the year include the brand-new 2.3-acre River Falls Water Park and 60,000 square-foot meeting space expansion at the Orlando World Center Marriott and the public space repositioning and rooms upgrade at the Miami Marriott Biscayne Bay.

In addition, hotels within certain regions are subject to environmental and weather related events, including hurricanes, wildfires, floods, rising sea levels, mudslides, earthquakes and other natural perils. To mitigate some of these physical risks, we execute capital expenditure projects, including replacements and restorations of exterior walls, doors and windows, roofs, grounds, relocated/elevated critical equipment and distributed energy systems to further increase the resilience of our hotels. A portion of our capital expenditures for 2022 include these types of projects, which we expect to continue in future years. While the number of projects and overall cost varies from year to year, on average approximately 6% our capital expenditures have related to these types of projects over the past six years.

We are nearing completion on the Marriott transformational capital program, which began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $83 million, before reductions for incentive management fees, to offset expected business disruption. Approximately 96% of the total estimated costs of the program have been spent as of December 31, 2022. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021 and projects at Boston Marriott Copley Place, Houston Marriott Medical Center, JW Marriott Houston by the Galleria, and Marina del Rey Marriott in 2022. We expect the final two hotels, Marriott Marquis San Diego Marina and Washington Marriott at Metro Center, to be completed in the first half of 2023.

In 2023, we also have several projects that seek to add value to our existing portfolio over time. These projects include:

•
The Ritz-Carlton Naples – the opening of the tower expansion and extensive guestroom renovation was substantially completed in 2022, but delayed due to the impacts from Hurricane Ian. The expansion will increase the number of suites at the property, paired with the redevelopment of public and meeting space, including the addition of a new pool and cabanas. The projects will debut when the property reopens. The property is targeting a phased reopening strategy to begin in the summer of 2023.
•
Fairmont Kea Lani, Maui – completion of the final phase of an extensive estimated $138 million renovation of the guestrooms and the addition of a new arrival experience and lobby bar, expected in the fourth quarter of 2023.
•
Hilton Singer Island Oceanfront/Palm Beaches Resort - transformational repositioning renovation to become an independent resort hotel.

For 2023, we expect to make capital expenditures of $600 million to $725 million, consisting of $250 million to $300 million of ROI projects, $250 million to $300 million of renewal and replacement projects, and $100 million to $125 million of restoration work for the damage caused by Hurricane Ian. The ROI projects include approximately $25 million to $35 million for the completion of the Marriott transformational capital program discussed above. We received approximately $10 million in operating profit guarantees in 2022 from Marriott and expect to receive approximately $2 million in 2023.

Share Repurchase and Dividends. On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. In the fourth quarter and for full year 2022, we repurchased 1.7 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $27 million. As of December 31, 2022, we have $973 million available for repurchase under the program.

As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we suspended our regular quarterly common cash dividend commencing with the second quarter dividend that would have been paid in July 2020. Beginning with the first quarter of 2022, we re-instated our quarterly dividend at $0.03 per share, and increased it to $0.12 per share starting with the third quarter of 2022.

During 2022, Host Inc.'s Board of Directors declared dividends totaling $0.53 per share, including a fourth quarter special dividend of $0.20 per share, with respect to Host Inc.'s common stock. Accordingly, Host L.P. made distributions of $0.54139182 per unit with respect to its common OP units for 2022. On February 15, 2023, we announced a regular quarterly cash dividend of $0.12 per share on our common stock. The dividend will be paid on April 17, 2023 to stockholders of record on March 31, 2023. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors.

There can be no assurances that any future dividends will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.

Results of Operations

The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2022 (in millions, except percentages):

	2022	2021	Change
Total revenues	$4,907	$2,890	69.8%
Operating costs and expenses:
Property-level costs ⁽¹⁾	4,042	3,049	32.6
Corporate and other expenses	107	99	8.1
Gain on insurance and business interruption settlements	17	8	112.5
Operating profit (loss)	775	(250)	N/M
Interest expense	156	191	(18.3)
Other gains	17	306	(94.4)
Benefit (provision) for income taxes	(26)	91	N/M

Host Inc.:
Net income attributable to non-controlling interests	10	—	N/M
Net income (loss) attributable to Host Inc.	633	(11)	N/M

Host L.P.:
Net income attributable to non-controlling interests	1	1	—
Net income (loss) attributable to Host L.P.	642	(12)	N/M

___________

(1) Amounts represent total operating costs and expenses from our audited consolidated statements of operations, less corporate and other expenses and the gain on insurance and business interruption settlements.

N/M = Not meaningful

Statement of Operations Results and Trends

Operations improved significantly in 2022 compared to 2021 due to the ongoing recovery of the lodging industry from the COVID-19 pandemic. With operations normalizing from the effects of the pandemic throughout the year, results in the second half of the year were impacted by typical seasonality and shifting business and market mix, as well as lost revenues caused by Hurricane Ian. In addition to improved operations, acquisitions that occurred in 2021 and 2022 contributed $289 million to the growth in revenues in 2022, compared to the negative impact on revenues of $149 million resulting from dispositions.

The following table presents revenues in accordance with GAAP for the two years ended December 31, 2022 (in millions, except percentages):

	2022	2021	Change
Revenues:
Rooms	$3,014	$1,858	62.2%
Food and beverage	1,418	674	110.4
Other	475	358	32.7
Total revenues	$4,907	$2,890	69.8

Rooms. Total rooms revenues increased $1,156 million, or 62.2%, in 2022, due to increases in average room rates and occupancy compared to 2021. Average room rates for our portfolio also have exceeded pre-pandemic levels, while occupancy continues to lag 2019. 2022 results were negatively impacted by approximately $20 million due to Hurricane Ian.

Food and beverage. Total food and beverage ("F&B") revenues increased $744 million, or 110.4%, in 2022, due primarily to strong outlet spend per occupied room as well as improvements in banquet and audio-visual revenues, reflecting recovering group business. 2022 results were negatively impacted by approximately $16 million due to Hurricane Ian.

Other revenues. Total other revenues increased $117 million, or 32.7%, in 2022, due primarily to an increase in attrition and cancelation fees, resort and destination fees, as well as strong golf and spa revenues. 2022 results were negatively impacted by approximately $3 million due to Hurricane Ian.

Property-level Operating Expenses

The following table presents consolidated property-level operating expenses in accordance with GAAP for the two years ended December 31, 2022 (in millions, except percentages):

	2022	2021	Change
Expenses:
Rooms	$727	$488	49.0%
Food and beverage	928	505	83.8
Other departmental and support expenses	1,181	890	32.7
Management fees	217	97	123.7
Other property-level expenses	325	307	5.9
Depreciation and amortization	664	762	(12.9)
Total property-level operating expenses	$4,042	$3,049	32.6

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for rooms, food and beverage, and other departmental and support is wages and employee benefits, which comprise approximately 55% of these expenses in any year. During 2022, these expenses increased 58% compared to 2021, reflecting the increase in hiring as operations have recovered. In 2021, wage expense increases were partially offset by approximately $13 million related to the Employee Retention Credit recorded by our managers.

Early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as the seasonality of the industry. While hiring pace improved during the first half of the year, the significant acceleration in demand further challenged the ability of our hotel managers to increase hotel staffing commensurate with the increase in demand. However, during the second half of the year, our managers were able to continue improvements in hiring pace, and managers at many of our hotels now are operating at desired staffing levels. Wage and benefit rate inflation is expected to be approximately 5% in 2023.

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

Rooms. Rooms expenses increased $239 million, or 49.0%, during 2022, reflecting an increase in staffing throughout the year to correspond with the improvements in occupancy. Wages and benefits represented approximately 65% of each of our 2022 and 2021 rooms expenses.

Food and beverage. F&B expenses increased $423 million, or 83.8%, in 2022. Overall, F&B costs as a percentage of revenues declined, benefiting from improved banquet revenues and ongoing productivity improvements. Wages and benefits represented approximately 67% of our 2022 F&B expenses and 64% of our 2021 F&B expenses.

Other departmental and support expenses. Other departmental and support expenses increased $291 million, or 32.7%, in 2022, due primarily to improved operations. Wages and benefits represented approximately 40% of our 2022 other departmental and support expenses and 42% of our 2021 other departmental and support expenses.

Management fees. Total management fees increased $120 million, or 123.7%, in 2022. Base management fees, which generally are calculated as a percentage of total revenues, increased $56 million, or 66.7%, compared to 2021. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $64 million, due primarily to the improved operations at our properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $18 million, or 5.9%, in 2022, due to increases in sales and general excise taxes at our hotels, property insurance premiums and rent on a portion of our ground leases that are based on a percentage of sales. The increases were partially offset by a decrease in property taxes. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott under the transformational capital program in both 2022 and 2021.

Depreciation and amortization. Depreciation and amortization expense decreased $98 million, or 12.9%, to $664 million in 2022, due primarily to impairment expense of $92 million in 2021 that did not occur in 2022.

Other Income and Expenses

Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2022	2021

General and administrative costs	$81	$81
Non-cash stock-based compensation expense	26	18
Total	$107	$99

General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs.

Gain on insurance and business interruption settlements. In 2022, we recorded a gain on insurance consisting of $6 million related to property insurance proceeds and $11 million for receipt of business interruption insurance proceeds, each relating to various claims at our properties. As of December 31, 2022, we had not yet received any proceeds related to Hurricane Ian. However, as we currently anticipate that insurance recoveries will exceed the property loss incurred, we have not recorded a loss related to Hurricane Ian.

Interest expense. Interest expense decreased $35 million, or 18.3%, in 2022 as compared to 2021, due to the repayment of the revolver portion of the credit facility, partially offset by an increase in average interest rates on our floating rate debt. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2022	2021
Cash interest expense ⁽¹⁾	$146	$157
Cash incremental interest expense ⁽¹⁾⁽²⁾	—	1
Non-cash interest expense	10	10
Cash debt extinguishment costs ⁽¹⁾	—	22
Non-cash debt extinguishment costs	—	1
Total interest expense	$156	$191

___________

(1)
Total cash interest expense paid was $142 million and $183 million in 2022 and 2021, respectively, which includes an increase (decrease) due to the change in accrued interest of $(4) million and $3 million for 2022 and 2021, respectively.
(2)
Incremental interest expense reflects the cash interest expense for refinanced debt subsequent to the issuance of the new financing and prior to the repayment of the refinanced debt.

Other gains/(losses). The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2022	2021
Sheraton Boston	$13	$—
YVE Hotel Miami	1	—
Chicago Marriott Suites Downers Grove	4	—
Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport, and The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	—	296
W Hollywood	—	9
Land adjacent to The Phoenician	—	2
Other	(1)	(1)
	$17	$306

Equity in earnings (losses) of affiliates. Equity in earnings of affiliates decreased $28 million, or 90.3%, in 2022 as compared to 2021, primarily due to unrealized losses recorded by Fifth Wall Ventures, L.P. in 2022 compared to unrealized gains in 2021, partially offset by improved operations at our non-consolidated properties.

Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2022 and 2021, we recorded an income tax provision of $26 million and an income tax benefit of $91 million, respectively, due primarily to the profitability of hotel operations retained by the TRS in 2022 compared to the net operating loss incurred by our TRS in 2021. As a result of legislation enacted by the CARES Act in 2020, a portion of the 2020 domestic net operating loss was carried back to 2017-2019 in order to procure a refund of U.S. federal corporate income taxes previously paid. The remaining portion of the 2020 net operating loss, as well as the entire 2021 net operating loss incurred by our TRS, may be carried forward indefinitely, subject to an annual limit on the use thereof equal to 80% of annual taxable income. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.

Hotel RevPAR Overview

To facilitate a year-over-year comparison of our operations, we typically present certain operating statistics for the periods included in this presentation on a comparable hotel basis. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we are revising our presentation to instead present All Owned Hotel operating results for all hotels. See “All Owned Hotel Operating Statistics” for a complete description of our methodology. We also discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

2022 Compared to 2021 and 2019

Hotel Operating Data by Location.

The following table sets forth performance information for our hotels by geographic location as of December 31, 2022, 2021 and 2019:

All Owned Hotels Results by Location Compared to 2021

	As of December 31, 2022		Year ended December 31, 2022				Year ended December 31, 2021
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$560.86	74.7%	$418.70	$646.24	$486.22	69.0%	$335.71	$512.44	24.7%	26.1%
Miami	2	1,033	621.56	61.3	380.89	635.56	579.59	57.6	334.13	528.42	14.0	20.3
Jacksonville	1	446	527.16	65.3	344.37	749.99	494.80	59.9	296.61	609.54	16.1	23.0
Orlando	2	2,448	410.76	63.8	262.20	508.78	413.95	30.9	127.96	231.90	104.9	119.4
Florida Gulf Coast	5	1,850	418.86	62.2	260.47	509.76	407.02	56.1	228.20	442.49	14.1	15.2
Phoenix	4	1,822	368.20	70.1	258.18	568.19	316.35	60.5	191.42	393.86	34.9	44.3
New York	2	2,486	333.65	72.8	242.88	345.93	235.96	38.7	91.33	121.50	165.9	184.7
Los Angeles/ Orange County	3	1,067	288.81	79.4	229.44	337.54	241.56	53.6	129.52	187.07	77.1	80.4
San Diego	3	3,288	272.28	74.6	203.24	371.28	222.93	49.1	109.43	180.41	85.7	105.8
Austin	2	767	271.65	69.5	188.91	324.19	214.87	56.3	121.00	195.68	56.1	65.7
Philadelphia	2	810	218.52	80.6	176.19	270.04	176.82	63.3	111.97	169.50	57.3	59.3
Washington, D.C. (CBD)	5	3,238	259.57	61.7	160.13	230.71	171.93	42.6	73.18	92.16	118.8	150.3
Chicago	3	1,562	240.66	65.1	156.57	217.31	180.19	43.4	78.19	100.43	100.2	116.4
San Francisco/ San Jose	6	4,162	230.88	63.0	145.42	211.87	161.21	36.9	59.55	81.05	144.2	161.4
Northern Virginia	2	916	219.41	65.6	143.96	227.21	182.84	49.4	90.34	138.95	59.4	63.5
Seattle	2	1,315	229.92	62.4	143.52	188.58	182.40	32.5	59.27	74.16	142.2	154.3
Boston	2	1,495	244.35	58.5	142.90	193.67	185.65	43.3	80.46	100.33	77.6	93.0
New Orleans	1	1,333	200.59	66.2	132.74	198.18	144.71	41.9	60.68	84.82	118.8	133.6
San Antonio	2	1,512	199.52	66.3	132.30	206.09	159.93	46.6	74.53	107.51	77.5	91.7
Atlanta	2	810	181.81	72.2	131.35	205.87	156.30	58.5	91.40	129.46	43.7	59.0
Houston	5	1,942	182.97	63.8	116.73	163.85	146.57	59.4	87.04	118.95	34.1	37.7
Denver	3	1,340	182.33	61.9	112.85	163.64	151.40	43.9	66.49	86.94	69.7	88.2
Other	10	3,061	320.85	60.7	194.89	294.37	315.90	47.9	151.34	225.39	28.8	30.6
Domestic	73	40,710	301.54	66.4	200.26	327.32	261.08	47.4	123.66	195.06	61.9	67.8

International	5	1,499	162.33	55.1	89.51	130.24	90.03	33.4	30.10	43.52	197.4	199.3
All Locations	78	42,209	297.42	66.0	196.33	320.39	256.73	46.9	120.33	189.70	63.2	68.9

All Owned Hotels Results by Location Compared to 2019

	As of December 31, 2022		Year ended December 31, 2022				Year ended December 31, 2019
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,007	$560.86	74.7%	$418.70	$646.24	$409.40	88.1%	$360.59	$565.89	16.1%	14.2%
Miami	2	1,033	621.56	61.3	380.89	635.56	365.48	80.3	293.65	475.18	29.7	33.8
Jacksonville	1	446	527.16	65.3	344.37	749.99	372.94	73.5	274.07	613.80	25.6	22.2
Orlando	2	2,448	410.76	63.8	262.20	508.78	295.49	69.1	204.18	415.24	28.4	22.5
Florida Gulf Coast	5	1,850	418.86	62.2	260.47	509.76	334.73	72.0	241.11	501.85	8.0	1.6
Phoenix	4	1,822	368.20	70.1	258.18	568.19	292.50	71.9	210.32	476.62	22.8	19.2
New York	2	2,486	333.65	72.8	242.88	345.93	310.83	84.6	262.90	404.86	(7.6)	(14.6)
Los Angeles/ Orange County	3	1,067	288.81	79.4	229.44	337.54	259.35	84.0	217.78	331.66	5.4	1.8
San Diego	3	3,288	272.28	74.6	203.24	371.28	249.41	79.4	198.02	360.49	2.6	3.0
Austin	2	767	271.65	69.5	188.91	324.19	248.70	85.2	211.79	356.91	(10.8)	(9.2)
Philadelphia	2	810	218.52	80.6	176.19	270.04	217.01	85.7	185.91	305.37	(5.2)	(11.6)
Washington, D.C. (CBD)	5	3,238	259.57	61.7	160.13	230.71	245.82	81.5	200.27	288.52	(20.0)	(20.0)
Chicago	3	1,562	240.66	65.1	156.57	217.31	217.88	78.0	169.88	242.18	(7.8)	(10.3)
San Francisco/ San Jose	6	4,162	230.88	63.0	145.42	211.87	279.18	82.4	230.14	321.91	(36.8)	(34.2)
Northern Virginia	2	916	219.41	65.6	143.96	227.21	221.33	75.3	166.61	276.13	(13.6)	(17.7)
Seattle	2	1,315	229.92	62.4	143.52	188.58	225.12	82.4	185.50	250.12	(22.6)	(24.6)
Boston	2	1,495	244.35	58.5	142.90	193.67	239.93	83.1	199.32	288.47	(28.3)	(32.9)
New Orleans	1	1,333	200.59	66.2	132.74	198.18	187.65	79.0	148.30	216.97	(10.5)	(8.7)
San Antonio	2	1,512	199.52	66.3	132.30	206.09	185.33	69.7	129.14	189.71	2.4	8.6
Atlanta	2	810	181.81	72.2	131.35	205.87	184.71	82.7	152.76	251.41	(14.0)	(18.1)
Houston	5	1,942	182.97	63.8	116.73	163.85	177.93	72.0	128.14	185.48	(8.9)	(11.7)
Denver	3	1,340	182.33	61.9	112.85	163.64	173.47	72.9	126.48	190.45	(10.8)	(14.1)
Other	10	3,061	320.85	60.7	194.89	294.37	226.14	74.6	168.70	262.68	15.5	12.1
Domestic	73	40,710	301.54	66.4	200.26	327.32	261.48	78.5	205.38	335.37	(2.5)	(2.4)

International	5	1,499	162.33	55.1	89.51	130.24	153.01	70.9	108.44	160.74	(17.5)	(19.0)
All Locations	78	42,209	297.42	66.0	196.33	320.39	257.96	78.3	201.91	329.17	(2.8)	(2.7)

Results by Location Compared to 2021 - actual based on ownership period(1)

	As of December 31,
	2022	2021	Year ended December 31, 2022				Year ended December 31, 2021
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$560.86	74.7%	$418.70	$646.24	$486.22	69.0%	$335.71	$509.02	24.7%	27.0%
Miami	2	3	585.71	62.7	367.36	607.26	489.24	59.1	289.20	449.18	27.0	35.2
Jacksonville	1	1	527.16	65.3	344.37	749.99	494.80	59.9	296.61	609.54	16.1	23.0
Orlando	2	2	410.76	63.8	262.20	508.78	361.22	30.5	110.24	205.66	137.9	147.4
Florida Gulf Coast	5	5	418.86	62.2	260.47	509.76	407.02	56.1	228.20	442.49	14.1	15.2
Phoenix	4	4	368.20	70.1	258.18	568.19	316.35	60.5	191.42	393.86	34.9	44.3
New York	2	3	317.20	67.9	215.38	305.31	220.05	36.9	81.23	108.52	165.1	181.3
Los Angeles/ Orange County	3	3	288.81	79.4	229.44	337.54	202.69	55.4	112.37	161.97	104.2	108.4
San Diego	3	3	272.28	74.6	203.24	371.28	222.93	49.1	109.43	180.41	85.7	105.8
Austin	2	2	271.65	69.5	188.91	324.19	200.48	61.9	124.02	183.98	52.3	76.2
Philadelphia	2	2	218.52	80.6	176.19	270.04	176.82	63.3	111.97	169.50	57.3	59.3
Washington, D.C. (CBD)	5	5	259.57	61.7	160.13	230.71	171.93	42.6	73.18	92.16	118.8	150.3
Chicago	3	4	232.43	63.8	148.19	204.51	172.35	42.9	73.96	94.30	100.4	116.9
San Francisco/ San Jose	6	6	230.88	63.0	145.42	211.87	159.47	36.7	58.60	79.73	148.1	165.7
Northern Virginia	2	2	219.41	65.6	143.96	227.21	169.40	47.9	81.07	126.67	77.6	79.4
Seattle	2	2	229.92	62.4	143.52	188.58	182.40	32.5	59.27	74.16	142.2	154.3
Boston	2	3	240.63	56.9	136.95	184.93	188.00	34.8	65.48	78.90	109.1	134.4
New Orleans	1	1	200.59	66.2	132.74	198.18	144.71	41.9	60.68	84.82	118.8	133.6
San Antonio	2	2	199.52	66.3	132.30	206.09	159.93	46.6	74.53	107.51	77.5	91.7
Atlanta	2	2	181.81	72.2	131.35	205.87	170.29	51.1	87.04	123.23	50.9	67.1
Houston	5	5	182.97	63.8	116.73	163.85	146.57	59.4	87.04	118.95	34.1	37.7
Denver	3	3	182.33	61.9	112.85	163.64	151.40	43.9	66.49	86.94	69.7	88.2
Other	10	9	268.65	61.1	164.13	242.02	197.12	44.3	87.35	121.09	87.9	99.9
Domestic	73	76	296.15	66.1	195.67	319.08	242.31	46.1	111.67	173.72	75.2	83.7

International	5	5	162.33	55.1	89.51	130.24	90.03	33.4	30.10	43.52	197.4	199.3
All Locations	78	81	292.23	65.7	191.97	312.55	238.73	45.7	109.05	169.58	76.0	84.3

Results by Location Compared to 2019 - actual based on ownership period(1)

	As of December 31,
	2022	2019	Year ended December 31, 2022				Year ended December 31, 2019
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$560.86	74.7%	$418.70	$646.24	$409.40	88.1%	$360.59	$552.27	16.1%	17.0%
Miami	2	3	585.71	62.7	367.36	607.26	307.46	79.6	244.73	385.98	50.1	57.3
Jacksonville	1	1	527.16	65.3	344.37	749.99	372.94	73.5	274.07	613.80	25.6	22.2
Orlando	2	1	410.76	63.8	262.20	508.78	184.12	67.9	125.02	302.71	109.7	68.1
Florida Gulf Coast	5	5	418.86	62.2	260.47	509.76	334.73	72.0	241.11	501.85	8.0	1.6
Phoenix	4	3	368.20	70.1	258.18	568.19	275.09	73.3	201.56	434.38	28.1	30.8
New York	2	3	317.20	67.9	215.38	305.31	286.04	84.7	242.37	358.87	(11.1)	(14.9)
Los Angeles/ Orange County	3	6	288.81	79.4	229.44	337.54	213.66	83.4	178.29	273.94	28.7	23.2
San Diego	3	3	272.28	74.6	203.24	371.28	234.08	80.1	187.40	339.98	8.5	9.2
Austin	2	—	271.65	69.5	188.91	324.19	—	—	—	—	—	—
Philadelphia	2	2	218.52	80.6	176.19	270.04	217.01	85.7	185.91	305.37	(5.2)	(11.6)
Washington, D.C. (CBD)	5	5	259.57	61.7	160.13	230.71	245.82	81.5	200.27	288.52	(20.0)	(20.0)
Chicago	3	4	232.43	63.8	148.19	204.51	200.47	76.5	153.40	212.46	(3.4)	(3.7)
San Francisco/ San Jose	6	7	230.88	63.0	145.42	211.87	274.62	81.6	224.18	314.31	(35.1)	(32.6)
Northern Virginia	2	3	219.41	65.6	143.96	227.21	200.53	73.3	147.04	237.50	(2.1)	(4.3)
Seattle	2	2	229.92	62.4	143.52	188.58	225.12	82.4	185.50	250.12	(22.6)	(24.6)
Boston	2	3	240.63	56.9	136.95	184.93	236.51	81.7	193.34	267.61	(29.2)	(30.9)
New Orleans	1	1	200.59	66.2	132.74	198.18	187.65	79.0	148.30	216.97	(10.5)	(8.7)
San Antonio	2	2	199.52	66.3	132.30	206.09	185.33	69.7	129.14	189.71	2.4	8.6
Atlanta	2	4	181.81	72.2	131.35	205.87	190.60	79.9	152.21	238.76	(13.7)	(13.8)
Houston	5	4	182.97	63.8	116.73	163.85	177.93	72.0	128.14	185.48	(8.9)	(11.7)
Denver	3	3	182.33	61.9	112.85	163.64	173.47	72.9	126.48	190.45	(10.8)	(14.1)
Other	10	6	268.65	61.1	164.13	242.02	172.67	76.2	131.56	194.80	24.8	24.2
Domestic	73	75	296.15	66.1	195.67	319.08	242.72	78.9	191.50	305.55	2.2	4.4

International	5	5	162.33	55.1	89.51	130.24	153.01	70.9	108.44	160.74	(17.5)	(19.0)
All Locations	78	80	292.23	65.7	191.97	312.55	240.28	78.7	189.00	301.23	1.6	3.8

___________

(1)
Represents the results of the portfolio for the time period of our ownership, including dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.

Hotel Sales by Business Mix.

The majority of our customers fall into three broad categories: transient, group and contract business. The information below is derived from business mix results from the 78 hotels owned as of December 31, 2022.

While strong leisure transient demand continued to contribute to improvements during the year, a resurgence in group demand also helped shift the mix of business closer to 2019 levels. The following are the results of our consolidated portfolio transient, group and contract business:

	Year ended December 31, 2022
	Transient business	Group business	Contract business
Room nights (in thousands)	5,870	3,751	564
Percentage change in room nights vs. same period in 2021	16.3%	116.0%	37.4%
Percentage change in room nights vs. same period in 2019	(16.3)%	(15.8)%	16.1%
Rooms Revenues (in millions)	$1,967	$957	$106
Percentage change in rooms revenues vs. same period in 2021	36.7%	176.1%	70.5%
Percentage change in rooms revenues vs. same period in 2019	2.8%	(10.6)%	4.7%

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and positioning us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, the company was well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. In 2020 and 2021, we took steps to improve our liquidity position during the pandemic, including borrowing under our credit facility, suspending our dividend, working with our operators to reduce hotel operating expenses and closely monitoring capital expenditure levels. In 2022, operations returned close to pre-pandemic levels and, as a result, we repaid the remaining $683 million outstanding under the revolver portion of our credit facility and reinstated our quarterly common cash dividend beginning with the first quarter of 2022.

We intend to use available cash in the near term predominantly to fund, and believe that we have sufficient liquidity to fund, our corporate expenses, capital expenditures and hotel acquisitions. We remain well positioned to execute additional transactions to the extent opportunities arise. In 2022, we utilized approximately $301 million of cash during the year to fund the acquisition of Four Seasons Resort and Residences Jackson Hole, while also generating approximately $236 million by the sale of four hotels. The following summarizes the change in cash flows from 2021 to 2022 for significant items that affected our cash balance and reflects our return to pre-COVID financial activity:

	2022	2021	Change
Total cash and cash equivalents and restricted cash shown on the statements of cash flows	$874	$953	$(79)

Operating activities
Net cash provided by operating activities	1,416	292	1,124
Investing activities
Acquisitions and investments	(361)	(1,469)	1,108
Dispositions and return of capital from investments	236	738	(502)
Capital expenditures	(504)	(427)	(77)
Financing activities
Net draws (repayments) on credit facility revolver	(683)	(800)	117
Issuances of senior notes	—	443	(443)
Repurchase/redemption of senior notes, including extinguishment costs	—	(422)	422
Host Inc.:
Issuance of common stock	1	138	(137)
Common stock repurchases and dividends on common stock	(177)	—	(177)
Host L.P.:
Issuance of common OP units	1	138	(137)
Repurchases of common OP units and distributions on common OP units	(179)	—	(179)

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. In the short term, our cash obligations include the minimum lease payments on our ground leases, which in 2023 are approximately $31 million, and most of our other operating obligations. In the long term, our ground lease payments are the longest time horizon obligations and currently run up to 89 years. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report. We have no significant debt maturities until 2024. For our long-term senior note and credit facility obligations, we historically have refinanced these amounts prior to their maturity through the issuance of new senior notes or new credit facility agreements. As discussed further below, we amended our credit facility effective January 4, 2023, extending the maturity date among other things.

In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $600 million to $725 million in 2023. Commitments for capital expenditures generally run less than two years for the life of the project. In the long term, renewal and replacement ("R&R") capital expenditures are designed to maintain the quality and competitiveness of our hotels and typically occur at intervals of seven to ten years. The projects are primarily funded through the FF&E reserves established at each hotel. Average annual R&R spend over the last five years has been $197 million.

Our 2023 capital expenditures budget includes approximately $100 million to $125 million for restoration work at our Florida properties affected by Hurricane Ian, primarily at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa, as these properties sustained significant damage from the storm in September 2022. We estimate the total property damage and remediation costs resulting from the storm to be approximately $200 million to $220 million, of which approximately 40% relates to remediation costs. We are insured for $325 million per named windstorm, with a $15 million deductible, resulting in potential insurance recovery of $310 million for covered costs. Based on current planned reopening dates, we believe this coverage should be sufficient to cover substantially all of the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that our insurance coverage will be sufficient to cover all of the business interruption impact from the storm, especially if the hotel is unable to open as currently anticipated.

As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies” for a discussion of obligations under contingent liabilities or guarantees and a more detailed description of the damage caused by Hurricane Ian.

Capital Resources. As of December 31, 2022, we had $667 million of cash and cash equivalents, $200 million in our FF&E escrow reserve and $1.5 billion available under the revolver portion of our credit facility. In the near term, we expect to fund our above cash requirements, including our capital expenditures program, debt service, operating and corporate costs, primarily through hotel operations and our existing cash reserves. Based on our cash balance at December 31, 2022 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations. Future acquisitions and/or obligations also may be funded through a draw on the available portion of the revolver under our credit facility, equity issuances, or asset sales.

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

The following graph summarizes our aggregate debt maturities as of February 17, 2023:

$1,000
$750
$500
$250
$0
DEBT BALANCE (IN MILLIONS)
2023
2024
2025
2026
2027
2028
2029
2030
2031
Senior Notes
Term Loan (1)
Mortgage and Other Debt (2)

___________

(1)
Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023. The first term loan under our credit facility that is due in 2027 has an extension option that would extend maturity of the instrument to 2028, subject to meeting certain conditions, including payment of a fee. The second term loan tranche that is due in 2028 does not have an extension option.
(2)
Mortgage and other debt excludes principal amortization of $2 million each year from 2023-2027 for the mortgage loan that matures in 2027.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements of our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

Two programs currently are in place relating to purchases and sales of our common stock. First, in August 2022, Host Inc.’s Board of Directors authorized an increase in the existing program to repurchase Host Inc. common stock up to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. In the fourth quarter of 2022, we repurchased 1.7 million shares at an average price of $15.93 (exclusive of commissions) for a purchase price of approximately $27 million and at December 31, 2022, we had $973 million available for repurchase under the program.

Second, on May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, through which Host Inc. may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $600 million. The shares can be offered and sold through sales agents in transactions that are deemed to be “at the market” offerings at then-current market prices. We are not obligated to issue any shares and may do so when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. There were no issuances under this program in 2022 which expires in May 2023. As of December 31, 2022, there was $460 million of remaining capacity under the agreement.

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

Sources and Uses of Cash. In 2022, our primary sources of cash included cash from operations and proceeds from asset sales. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments and distributions to equity holders. We anticipate that our sources and uses of cash will be similar in 2023.

Cash Provided by Operations. Our net cash provided by operations for 2022 was $1,416 million, an increase of $1,124 million compared to 2021, reflecting the improved operations at our hotels.

Cash Used in Investing Activities. Approximately $618 million of cash was used in investing activities during 2022 compared to $1,158 million in 2021. In addition to the acquisition and disposition activity detailed in the charts below, cash used in investing activities included $504 million of capital expenditures in 2022, compared to $427 million in 2021. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $20 million, $13 million and $12 million for 2022, 2021 and 2020, respectively.

The following tables summarize significant acquisitions, dispositions and investments in affiliates from January 1, 2021 through February 17, 2023 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
November	2022	Acquisition of Four Seasons Resorts and Residences Jackson Hole⁽¹⁾	$(315)
January	2022	Investment to acquire non-controlling interest of a joint venture with Noble Investment Group⁽²⁾	(91)
December	2021	Acquisition of Hotel Van Zandt⁽³⁾	(246)
December	2021	Acquisition of The Alida, Savannah, a Tribute Portfolio Hotel	(103)
September	2021	Acquisition of Alila Ventana Big Sur	(150)
July	2021	Acquisition of The Laura Hotel (formerly known as Hotel Alessandra)	(65)
July	2021	Acquisition of Baker's Cay Resort Key Largo, Curio Collection by Hilton	(200)
April	2021	Acquisition of Four Seasons Resort Orlando at Walt Disney World® Resort⁽⁴⁾	(610)
April	2021	Acquisition of Ka'anapali Golf Courses	(28)
March	2021	Acquisition of Hyatt Regency Austin	(161)
		Total acquisitions	$(1,969)

___________

(1)
Investment amount represents total consideration, including the assumption of $19 million of hotel-level liabilities, net of $5 million of cash retained at the property.
(2)
Investment consisted of $35 million of cash and the issuance of approximately $56 million of Host L.P. OP units.
(3)
Investment includes $4 million paid for the FF&E funds. In connection with the acquisition, we also assumed a nonrecourse mortgage loan with a principal balance of $102 million and a fair value of $105 million. Total cash paid for the acquisition was $139 million.
(4)
Investment amount represents total consideration, including the assumption of $24 million of hotel-level liabilities.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
August	2022	Disposition of Chicago Marriott Suites Downers Grove	$14	$16
April	2022	Disposition of YVE Miami Hotel	49	50
April	2022	Disposition of Sheraton New York Times Square Hotel⁽²⁾	106	373
February	2022	Disposition of Sheraton Boston⁽³⁾	67	233
December	2021	Disposition of W Hollywood	191	197
October	2021	Disposition of Westfields Marriott Washington Dulles, San Ramon Marriott, The Westin Buckhead Atlanta, The Westin Los Angeles Airport, and The Whitley, A Luxury Collection Hotel, Atlanta Buckhead	531	551
		Total dispositions	$958	$1,420

___________

(1)
Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)
In connection with the sale of the Sheraton New York Times Square Hotel, we extended a $250 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan.
(3)
In connection with the sale of the Sheraton Boston, we extended a $163 million bridge loan to the purchaser. The disposition proceeds shown are net of the bridge loan.

Cash Provided by/Used in Financing Activities. Net cash used in financing activities was $874 million for 2022, compared to $657 million in 2021. Cash used in financing activities in 2022 included a repayment on the revolver portion of the credit facility, payment of common stock dividends, following the reinstatement of the quarterly common stock dividend in the first quarter of 2022, as well as the repurchase of common stock. Cash used in financing activities in 2021 included a repayment on the revolver portion of the credit facility, as well as the redemption of senior notes from the proceeds of a new senior notes issuance. Additional cash provided by financing activities in 2021 included common stock issuances.

The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2021 through February 17, 2023 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
November	2021	Issuance of $450 million 2.9% Series J senior notes	$439
		Total issuances	$439

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2021 through February 17, 2023 (in millions):

Transaction Date		Description of Transaction	Transaction amount
Debt Repayments
February	2022	Repayment on the revolver portion of the credit facility	$(683)
December	2021	Repayment on the revolver portion of the credit facility	(800)
December	2021	Repayment of $400 million 3.75% Series D senior notes	(422)
		Total cash repayments	$(1,905)

Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2021 through February 17, 2023 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January	2023	Dividend payment⁽¹⁾⁽²⁾	$(228)
December	2022	Repurchase of 1.7 million shares of Host Inc. common stock	(27)
April - October	2022	Dividend payments⁽²⁾	(150)
May - June	2021	Issuance of 7.8 million shares of Host Inc. common stock⁽³⁾	138
		Cash payments on equity transactions	$(267)

___________

(1)
Our dividend payments for the fourth quarter of 2022 were made in January 2023, but were accrued at December 31, 2022.
(2)
In connection with the dividend payments, Host L.P. made distributions of $231 million and $152 million in 2023 and 2022, respectively, to its common OP unit holders.
(3)
In connection with the issuance, Host L.P. issued 7.6 million OP units.

Financial Condition

As of December 31, 2022, our total debt was approximately $4.2 billion, of which 76% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2022	2021

Series E senior notes, with a rate of 4% due June 2025	$499	$498
Series F senior notes, with a rate of 4½% due February 2026	399	398
Series G senior notes, with a rate of 3⅞% due April 2024	399	398
Series H senior notes, with a rate of 3⅜% due December 2029	642	641
Series I senior notes, with a rate of 3½% due September 2030	736	735
Series J senior notes, with a rate of 2.9% due December 2031	440	439
Total senior notes	3,115	3,109
Credit facility revolver ⁽¹⁾	(4)	676
Credit facility term loan due January 2027⁽¹⁾	499	498
Credit facility term loan due January 2028⁽¹⁾	499	499
Mortgage and other debt, with an average interest rate of 4.9% at December 31, 2022 and 2021, maturing through November 2027	106	109
Total debt	$4,215	$4,891

___________

(1)
There were no outstanding credit facility borrowings at December 31, 2022. Amount shown represents deferred financing costs related to the credit facility revolver. Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023.

Aggregate debt maturities, including principal amortization, at December 31, 2022 are as follows (in millions):

	Senior notes and credit facility⁽¹⁾	Mortgage and Other debt	Total
2023	$—	$2	$2
2024	400	7	407
2025	500	2	502
2026	400	2	402
2027	500	92	592
Thereafter	2,350	—	2,350
	4,150	105	4,255
Deferred financing costs	(22)	(1)	(23)
Unamortized (discounts) premiums, net	(19)	2	(17)
	4,109	106	4,215

___________

(1)
Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023.

Senior Notes. On November 23, 2021, we issued $450 million of 2.9% Series J senior notes in an underwritten public offering for proceeds of $439 million, net of discounts, underwriting fees and expenses. The Series J senior notes are due in December 2031 and interest is payable semi-annually in arrears on June 15 and December 15, commencing June 15, 2022. The proceeds of this issuance were used to redeem our $400 million 3.75% Series D senior notes due 2023, including a prepayment premium of $22 million. The Series J senior notes are not redeemable prior to 90 days before the December 15, 2031 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series J senior notes have covenants similar to all other series of our outstanding senior notes. No senior notes were issued in 2022.

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

All of our outstanding senior notes at December 31, 2022 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.

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

As of December 31, 2022, we have met the minimum financial covenant levels under our senior notes indentures. The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2022:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	484%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	9.9	x	Minimum ratio of 1.5x

Credit Facility. On January 4, 2023, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions.

The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year by the exercise of either a 1-year extension option or two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended.

Neither the revolving credit facility nor the term loans, as applicable, requires any scheduled amortization payments prior to maturity. The term loans are subject to the same terms and conditions as those in the credit facility regarding subsidiary guarantees, operational covenants, financial covenants and events of default (as discussed below).

Guarantees. Similar to our senior note indenture, the credit facility requires all Host L.P. subsidiaries which guaranty Host L.P. senior unsecured debt to similarly guarantee obligations under the credit facility. Currently, there are no such guarantees.

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

We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility and our actual credit ratios as of December 31, 2022:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.4	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	9.4	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	10.2	x	Minimum ratio of 1.75x

___________

(1) If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio requirement will decrease to 1.50x.

Interest and Fees. The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin. The margin ranges from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2022, we are able to borrow at a rate of adjusted SOFR plus 105 basis points and pay a facility fee of 25 basis points. Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2022, our applicable margin on SOFR loans under both term loans is 120 basis points. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.'s unsecured long-term debt rating. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.'s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources.

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

Mortgage Debt, Including Unconsolidated Joint Ventures. At December 31, 2022, we own one consolidated property that is encumbered by mortgage debt. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2022, our mortgage debt has an interest rate of 4.67% and matures in 2027, with principal and interest payments due monthly. We also own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $205 million at December 31, 2022. The debt of our unconsolidated joint ventures is non-recourse to us.

Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. After paying its regular quarterly common cash dividend for the first quarter of 2020, Host Inc. temporarily suspended its regular quarterly common cash dividend in order to preserve cash and future financial flexibility in response to the COVID-19 pandemic. A quarterly common cash dividend was reinstated beginning with the first quarter of 2022. For the fourth quarter of 2022, Host Inc. paid a regular quarterly cash dividend of $0.12 per share and a special dividend of $0.20 per share on its common stock on January 17, 2023 to stockholders of record as of December 30, 2022. Any future dividend will be subject to approval by Host Inc.’s Board of Directors.

Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2022, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.

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

Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. We believe our credit exposure in each of these cases is limited, as the credit risk is spread among a diversified group of investment grade financial institutions. We also have counter-party credit risk with respect to our outstanding notes receivable, although upon event of a default of the notes, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement.

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

All Owned Hotel Operating Statistics and Results

To facilitate a year-over-year comparison of our operations, we typically present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in this annual report on a comparable hotel basis in order to enable our investors to better evaluate our operating performance. However, due to the COVID-19 pandemic and its effects on operations, there is little comparability between periods. For this reason, we temporarily suspended our comparable hotel presentation and instead present hotel operating results for all consolidated hotels and, to facilitate comparisons between periods, we are presenting results, referred to as "All Owned Hotel", which include the following adjustments: (1) operating results are presented for all consolidated hotels owned as of December 31, 2022, but do not include the results of operations for properties sold or held-for-sale as of the reporting date; and (2) operating results for acquisitions as of December 31, 2022 are reflected for full calendar years, to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results.

Comparable Hotel Results Definition for Periods Starting on or After January 1, 2023

For periods starting on or after January 1, 2023, the Company will cease presentation of All Owned Hotel results and return to a comparable hotel presentation for its hotel level results. Management believes this will provide investors with a better understanding of underlying growth trends for the Company’s current portfolio, without impact from properties that experienced closures due to renovations or property damage sustained.

To facilitate a year-to-year comparison of our operations, we will present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in our reports on a comparable hotel basis in order to enable our investors to better evaluate our operating performance. We define our comparable hotels as those that: (i) are owned or leased by us as of the reporting date and are not classified as held-for-sale; and (ii) have not sustained substantial property damage or business interruption, or undergone large-scale capital projects requiring closures lasting one month or longer (as further defined below) during the reporting periods being compared.

We make adjustments to include recent acquisitions to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results. Additionally, hotels that we sell are excluded from the comparable hotel set once the transaction has closed or the hotel is classified as held-for-sale.

The hotel business is capital-intensive and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large-scale capital project would cause a hotel to be excluded from our comparable hotel set if it requires the entire property to be closed to hotel guests for one month or longer.

Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in gain on property insurance and business interruption settlements on our consolidated statements of operations. Business interruption insurance gains related to a hotel that was excluded from our comparable hotel set also will be excluded from the comparable hotel results.

The following hotels are expected to be excluded from the comparable hotel set for the year ended December 31, 2023, due to closure of the property:

•
Hyatt Regency Coconut Point Resort & Spa (business disruption due to Hurricane Ian beginning in September 2022, closed until November 2022); and
•
The Ritz-Carlton, Naples (business disruption due to Hurricane Ian beginning in September 2022, remains closed).

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

Non-GAAP Financial Measures

We use certain “non-GAAP financial measures,” which are measures of our historical financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures are as follows: (i) EBITDA, EBITDAre and Adjusted EBITDAre as a measure of performance for Host Inc. and Host L.P., (ii) Funds From Operations (“FFO”) and FFO per diluted share (both NAREIT and Adjusted), as a measure of performance for Host Inc., and (iii) All Owned Hotel operating results, as a measure of performance for Host Inc. and Host L.P.

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

Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in eight domestic and international partnerships that own a total of 23 hotels and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host L.P. held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income (loss), the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income (Loss) to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Year ended December 31,
	2022	2021
Net income (loss)	$643	$(11)
Interest expense	156	191
Depreciation and amortization	664	670
Income taxes	26	(91)
EBITDA	1,489	759
Gain on dispositions(1)	(16)	(303)
Non-cash impairment expense	—	92
Equity investment adjustments:
Equity in earnings of affiliates	(3)	(31)
Pro rata EBITDAre of equity investments⁽²⁾	34	25
EBITDAre	1,504	542
Adjustments to EBITDAre:
Gain on property insurance settlement	(6)	—
Severance expense (reversal) at hotel properties	—	(10)
Adjusted EBITDAre	$1,498	$532

___________

(1)
Reflects the sale of four hotels in 2022 and six hotels in 2021.
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

Host Inc. Reconciliation of Diluted Earnings (Loss) per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Year ended December 31,
	2022	2021
Net income (loss)	$643	$(11)
Less: Net income attributable to non-controlling interests	(10)	—
Net income (loss) attributed to Host Inc	633	(11)
Adjustments:
Gain on dispositions(1)	(16)	(303)
Tax on dispositions	—	(4)
Gain on property insurance settlement	(6)	—
Depreciation and amortization	663	669
Non-cash impairment expense	—	92
Equity investment adjustments:
Equity in earnings of affiliates	(3)	(31)
Pro rata FFO of equity investments⁽²⁾	25	18
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(9)	(5)
NAREIT FFO	1,286	424
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	23
Severance expense (reversal) at hotel properties	—	(10)
Adjusted FFO	$1,286	$437

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS	717.5	710.3
Assuming issuance of common shares granted under the comprehensive stock plans	—	2.0
Diluted weighted average shares outstanding - NAREIT FFO and Adjusted FFO	717.5	712.3
Diluted earnings (loss) per common unit	$0.88	$(0.02)
NAREIT FFO per diluted share	$1.79	$0.60
Adjusted FFO per diluted share	$1.79	$0.61

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

The following table presents certain operating results and statistics for our All Owned Hotel results for the periods presented herein:

All Owned Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Year ended December 31,
	2022	2021
Number of hotels	78	78
Number of rooms	42,209	42,209
Change in All Owned Hotel Total RevPAR	68.9%	—
Change in All Owned Hotel RevPAR	63.2%	—
Operating profit (loss) margin⁽²⁾	15.8%	(8.7)%
All Owned Hotel EBITDA margin⁽²⁾	31.8%	23.55%
Food and beverage profit margin⁽²⁾	34.6%	25.1%
All Owned Hotel food and beverage profit margin⁽²⁾	34.8%	26.1%

Net income (loss)	$643	$(11)
Depreciation and amortization	664	762
Interest expense	156	191
Provision (benefit) for income taxes	26	(91)
Gain on sale of property and corporate level income/expense	51	(240)
Severance expense (reversal) at hotel properties	2	(10)
All Owned Hotel adjustments⁽¹⁾	31	85
All Owned Hotel EBITDA	$1,573	$686

___________

(1)
All Owned Hotel adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of December 31, 2022, which operations are included in our consolidated statements of operations as continuing operations and (ii) the addition of results for periods prior to our ownership for hotels acquired as of December 31, 2022. All Owned Hotel results also includes the results of our leased office buildings and other non-hotel revenue and expense items. The AC Hotel Scottsdale North is a new development hotel that opened in January 2021 and The Laura Hotel in Houston re-opened under new management in November 2021. Therefore, no adjustments were made for results of these hotels for periods prior to their openings.

(2)
Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP operating profit margins are calculated using amounts presented in the consolidated statements of operations. All Owned Hotel margins are calculated using amounts presented in the following table, which include reconciliations to the applicable GAAP results:

	Year ended December 31, 2022					Year ended December 31, 2021
		Adjustments					Adjustments
	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results	GAAP Results	Severance at hotel properties	All Owned Hotel adjustments	Depreciation and corporate level items	All Owned Hotel Results
Revenues
Room	$3,014	$—	$16	$—	$3,030	$1,858	$—	$(11)	$—	$1,847
Food and beverage	1,418	—	10	—	1,428	674	—	17	—	691
Other	475	—	11	—	486	358	—	16	—	374
Total revenues	4,907	—	37	—	4,944	2,890	—	22	—	2,912
Expenses
Room	727	—	(7)	—	720	488	1	(32)	—	457
Food and beverage	928	—	3	—	931	505	—	5	—	510
Other	1,723	(2)	10	—	1,731	1,294	9	(36)	—	1,267
Depreciation and amortization	664	—	—	(664)	—	762	—	—	(762)	—
Corporate and other expenses	107	—	—	(107)	—	99	—	—	(99)	—
Gain on insurance and business interruption settlements	(17)	—	—	6	(11)	(8)	—	—	—	(8)
Total expenses	4,132	(2)	6	(765)	3,371	3,140	10	(63)	(861)	2,226
Operating Profit - All Owned Hotel EBITDA	$775	$2	$31	$765	$1,573	$(250)	$(10)	$85	$861	$686

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to both Host Inc. and Host L.P.

Interest Rate Sensitivity

Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 17, 2023, we do not have any interest rate derivatives outstanding.

The interest payments on 76% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2023. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate ⁽¹⁾	$(3)	$402	$498	$399	$87	$1,838	$3,221	$2,868
Average interest rate	3.9%	3.8%	3.8%	3.6%	3.6%	3.6%

Variable rate ⁽¹⁾	$(5)	$(1)	$—	$—	$500	$500	$994	$1,000
Average interest rate ⁽²⁾	5.7%	5.7%	—%	—%	5.7%	5.7%
Total debt							$4,215	$3,868

___________

(1)
The amounts are net of unamortized discounts, premiums and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs. Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023.
(2)
The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2022. No adjustments are made for forecast changes in the rate.

Exchange Rate Sensitivity

We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2022 and 2021, revenues from our consolidated foreign operations were $71 million and $24 million, respectively, or approximately 1% of our total revenues.

In the first quarter of 2022, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($79 million), and we received $0.2 million in the aggregate upon settlement of these contracts. We replaced these contracts with new forward purchase contracts with the same notional amount that expired in the third quarter of 2022, and we received $3.4 million in the aggregate upon settlement of these contracts. In replacement of the maturing contracts, we entered into three new foreign currency forward purchase contracts with the same total notional amount of CAD 99 million ($75 million), which will mature in August and September 2023. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2022, the fair value of these contracts was $2.0 million. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8. Financial Statements and Supplementary Data

The following financial information is included on the pages indicated:

Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of recoverability of certain hotel properties

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2022, was $9,748 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. The Company performed recoverability assessments on certain hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of certain hotel properties to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of recoverability of certain hotel properties as a critical audit matter. Subjective auditor judgment was required in evaluating the key assumptions used in the recoverability analysis. The key assumptions include the undiscounted future cash flows of certain hotel properties, and the expected hold period used in the recoverability analyses for these hotel properties. A significant change to these assumptions could impact the Company’s determination of the recoverability of the carrying value of certain hotel properties. Additionally, the audit effort associated with the evaluation of the undiscounted cash flows for certain properties required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls over the undiscounted future cash flows of certain hotel properties. We also tested certain internal controls related to the identification and assessment of expected hold periods. To evaluate the expected hold periods, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the Company's board of directors
•
inquired about the Company’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management's assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Company.

We also involved valuation professionals with specialized skills and knowledge who assisted in assessing the undiscounted future cash flows of each hotel property by comparing the cash flows to publicly available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

McLean, Virginia

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2023 expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Evaluation of recoverability of certain hotel properties

As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation as of December 31, 2022, was $9,748 million. The Partnership assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. The Partnership performed recoverability assessments on certain hotel properties. Recoverability of hotel properties is measured by performing a comparison of the carrying amount of certain hotel properties to its expected undiscounted future cash flows over its remaining useful life.

We identified the evaluation of recoverability of certain hotel properties as a critical audit matter. Subjective auditor judgment was required in evaluating the key assumptions used in the recoverability analysis. The key assumptions include the undiscounted future cash flows of certain hotel properties, and the expected hold period used in the recoverability analyses for these hotel properties. A significant change to these assumptions could impact the Partnership's determination of the recoverability of the carrying value of certain hotel properties. Additionally, the audit effort associated with the evaluation of the undiscounted cash flows for certain properties required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process, including controls over the undiscounted future cash flows of certain hotel properties. We also tested certain internal controls related to the identification and assessment of expected hold periods. To evaluate the expected hold periods, we:

•
inquired of management and obtained written representations regarding potential property disposal plans, if any
•
read minutes of the meetings of the general partner's board of directors
•
inquired about the Partnership's plans with those in the organization who are responsible for, and have authority over, potential disposition activities
•
compared management's assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity
•
inspected listings from external sources of real estate properties for sale by the Partnership.

We also involved valuation professionals with specialized skills and knowledge who assisted in assessing the undiscounted future cash flows of each hotel property by comparing the cash flows to publicly available market data.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2002.

McLean, Virginia

February 22, 2023

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(in millions, except per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Property and equipment, net	$9,748	$9,994
Right-of-use assets	556	551
Assets held for sale	—	270
Due from managers	94	113
Advances to and investments in affiliates	132	42
Furniture, fixtures and equipment replacement fund	200	144
Notes receivable	413	—
Other	459	431
Cash and cash equivalents	667	807
Total assets	$12,269	$12,352

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,115	$3,109
Credit facility, including the term loans of $998 and $997, respectively	994	1,673
Mortgage and other debt	106	109
Total debt	4,215	4,891
Lease liabilities	568	564
Accounts payable and accrued expenses	372	85
Due to managers	67	42
Other	168	198
Total liabilities	5,390	5,780

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	164	126

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 713.4 million shares and 714.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,717	7,702
Accumulated other comprehensive loss	(75)	(76)
Deficit	(939)	(1,192)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,710	6,441
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,715	6,446
Total liabilities, non-controlling interests and equity	$12,269	$12,352

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022, 2021 and 2020

(in millions, except per common share amounts)

	Year ended December 31,
	2022	2021	2020
REVENUES
Rooms	$3,014	$1,858	$976
Food and beverage	1,418	674	426
Other	475	358	218
Total revenues	4,907	2,890	1,620
EXPENSES
Rooms	727	488	362
Food and beverage	928	505	420
Other departmental and support expenses	1,181	890	686
Management fees	217	97	39
Other property-level expenses	325	307	312
Depreciation and amortization	664	762	665
Corporate and other expenses	107	99	89
Gain on insurance and business interruption settlements	(17)	(8)	-
Total operating costs and expenses	4,132	3,140	2,573
OPERATING PROFIT (LOSS)	775	(250)	(953)
Interest income	30	2	8
Interest expense	(156)	(191)	(194)
Other gains	17	306	208
Equity in earnings (losses) of affiliates	3	31	(30)
INCOME (LOSS) BEFORE INCOME TAXES	669	(102)	(961)
Benefit (provision) for income taxes	(26)	91	220
NET INCOME (LOSS)	643	(11)	(741)
Less: Net (income) loss attributable to non-controlling interests	(10)	—	9
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$633	$(11)	$(732)
Basic earnings (loss) per common share	$0.89	$(0.02)	$(1.04)
Diluted earnings (loss) per common share	$0.88	$(0.02)	$(1.04)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022, 2021 and 2020

(in millions)

	2022	2021	2020
NET INCOME (LOSS)	$643	$(11)	$(741)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive loss of unconsolidated affiliates	(2)	(2)	(18)
Change in fair value of derivative instruments	2	—	(1)
Amounts reclassified from other comprehensive income (loss)	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	(2)	(18)
COMPREHENSIVE INCOME (LOSS)	644	(13)	(759)
Less: Comprehensive (income) loss attributable to non-controlling interests	(10)	—	9
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$634	$(13)	$(750)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

Years Ended December 31, 2022, 2021 and 2020

(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
713.4	Balance, December 31, 2019	$7	$7,675	$(56)	$(307)	$6	$7,325	$142
—	Net loss	—	—	—	(732)	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
0.7	Comprehensive stock and employee stock purchase plans	—	15	—	—	—	15	—
—	Common stock dividends	—	—	—	(141)	—	(141)	—
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	—	3	(3)
—	Distributions to non-controlling interests	—	—	—	—	—	—	(2)
(8.9)	Repurchase of common stock	—	(147)	—	—	—	(147)	—
705.4	Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
—	Net income (loss)	—	—	—	(11)	1	(10)	(1)
—	Other changes in ownership	—	(20)	—	(1)	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
7.8	Common stock issuances	—	138	—	—	—	138	—
0.8	Comprehensive stock and employee stock purchase plans	—	14	—	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
714.1	Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
—	Net income	—	—	—	633	1	634	9
—	Other changes in ownership	—	16	—	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—

0.7	Comprehensive stock and employee stock purchase plans	—	21	—	—	—	21	—
—	Common stock dividends	—	—	—	(380)	—	(380)	—
—	Common OP unit issuances	—	—	—	—	—	—	56
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(5)
(1.7)	Repurchase of common stock	—	(27)	—	—	—	(27)	—
713.4	Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

(in millions)

	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$643	$(11)	$(741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	664	762	665
Amortization of finance costs, discounts and premiums, net	10	10	8
Loss on extinguishment of debt	—	23	36
Stock compensation expense	26	18	17
Deferred income taxes	20	(93)	(165)
Other gains	(17)	(306)	(208)
Gain on property insurance settlement	(6)	—	—
Equity in (earnings) losses of affiliates	(3)	(31)	30
Change in due from/to managers	15	(151)	96
Distributions from investments in affiliates	30	21	10
Changes in other assets	20	10	(33)
Changes in other liabilities	14	40	(22)
Net cash provided by (used in) operating activities	1,416	292	(307)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	236	729	281
Proceeds from loan receivable	—	9	28
Advances to and investments in affiliates	(60)	(11)	(5)
Acquisitions	(301)	(1,458)	—
Capital expenditures:
Renewals and replacements	(197)	(134)	(156)
Return on investment	(307)	(293)	(343)
Property insurance proceeds	11	—	—
Net cash used in investing activities	(618)	(1,158)	(195)

FINANCING ACTIVITIES
Financing costs	(1)	(8)	(11)
Issuances of debt	—	443	740
Draws on credit facility	—	—	2,245
Repayment of credit facility	(683)	(800)	(762)
Repurchase/redemption of senior notes	—	(400)	(450)
Redemption of preferred equity units of Host L.P.	—	—	(22)
Mortgage debt and other prepayments and scheduled maturities	(2)	—	—
Debt extinguishment costs	—	(22)	(35)
Issuance of common stock	1	138	—
Common stock repurchase	(27)	—	(147)
Dividends on common stock	(150)	—	(320)
Distributions and payments to non-controlling interests	(3)	—	(3)
Other financing activities	(9)	(8)	(4)
Net cash provided by (used in) financing activities	(874)	(657)	1,231
Effects of exchange rate changes on cash held	(3)	—	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(79)	(1,523)	726
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$874	$953	$2,476
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2022, 2021 and 2020

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2022	2021	2020
Cash and cash equivalents	$667	$807	$2,335
Restricted cash (included in other assets)	7	2	2
Cash included in furniture, fixtures and equipment replacement fund	200	144	139
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$874	$953	$2,476

Supplemental schedule of noncash investing and financing activities:

During 2022, 2021 and 2020, Host Inc. issued approximately 0.3 million, 0.1 million and 0.2 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $5 million, $2 million and $3 million, respectively.

On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host L.P. issued approximately 3.2 million OP units valued at approximately $56 million.

In connection with the sales of the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.

In 2022 and 2021, non-cash consideration for the acquisitions of Four Seasons Resort and Residences Jackson Hole and Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel level liabilities of approximately $19 million and $24 million, respectively, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(in millions)

	December 31, 2022	December 31, 2021

ASSETS
Property and equipment, net	$9,748	$9,994
Right-of-use assets	556	551
Assets held for sale	—	270
Due from managers	94	113
Advances to and investments in affiliates	132	42
Furniture, fixtures and equipment replacement fund	200	144
Notes receivable	413	—
Other	459	431
Cash and cash equivalents	667	807
Total assets	$12,269	$12,352

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,115	$3,109
Credit facility, including the term loans of $998 and $997, respectively	994	1,673
Mortgage and other debt	106	109
Total debt	4,215	4,891
Lease liabilities	568	564
Accounts payable and accrued expenses	372	85
Due to managers	67	42
Other	168	198
Total liabilities	5,390	5,780

Limited partnership interests of third parties	164	126

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,784	6,516
Accumulated other comprehensive loss	(75)	(76)
Total Host Hotels & Resorts, L.P. capital	6,710	6,441
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,715	6,446
Total liabilities, limited partnership interests of third parties and capital	$12,269	$12,352

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2022, 2021 and 2020

(in millions, except per common unit amounts)

	Year-to-date ended December 31,
	2022	2021	2020
REVENUES
Rooms	$3,014	$1,858	$976
Food and beverage	1,418	674	426
Other	475	358	218
Total revenues	4,907	2,890	1,620
EXPENSES
Rooms	727	488	362
Food and beverage	928	505	420
Other departmental and support expenses	1,181	890	686
Management fees	217	97	39
Other property-level expenses	325	307	312
Depreciation and amortization	664	762	665
Corporate and other expenses	107	99	89
Gain on insurance and business interruption settlements	(17)	(8)	—
Total operating costs and expenses	4,132	3,140	2,573
OPERATING PROFIT (LOSS)	775	(250)	(953)
Interest income	30	2	8
Interest expense	(156)	(191)	(194)
Other gains	17	306	208
Equity in earnings (losses) of affiliates	3	31	(30)
INCOME (LOSS) BEFORE INCOME TAXES	669	(102)	(961)
Benefit (provision) for income taxes	(26)	91	220
NET INCOME (LOSS)	643	(11)	(741)
Less: Net (income) loss attributable to non-controlling interests	(1)	(1)	1
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$642	$(12)	$(740)
Basic earnings (loss) per common unit	$0.91	$(0.02)	$(1.06)
Diluted earnings (loss) per common unit	$0.90	$(0.02)	$(1.06)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended December 31, 2022, 2021 and 2020

(in millions)

	2022	2021	2020
NET INCOME (LOSS)	$643	$(11)	$(741)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive loss of unconsolidated affiliates	(2)	(2)	(18)
Change in fair value of derivative instruments	2	—	(1)
Amounts reclassified from other comprehensive income (loss)	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	1	(2)	(18)
COMPREHENSIVE INCOME (LOSS)	644	(13)	(759)
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	(1)	1
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$643	$(14)	$(758)

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

Years Ended December 31, 2022, 2021 and 2020

(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
698.3	Balance, December 31, 2019	$1	$7,374	$(56)	$6	$7,325	$142
—	Net loss	—	(732)	—	(1)	(733)	(8)
—	Other changes in ownership	—	22	—	—	22	(21)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(18)	—	(18)	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	15	—	—	15	—
—	Distributions on common OP units	—	(141)	—	—	(141)	(2)
0.2	Redemptions of limited partner interests for common stock	—	3	—	—	3	(3)
(8.7)	Repurchase of common OP units	—	(147)	—	—	(147)	—
690.5	Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
—	Net income (loss)	—	(11)	—	1	(10)	(1)
—	Other changes in ownership	—	(21)	—	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
7.6	Common OP unit issuances	—	138	—	—	138	—
0.8	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	14	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
699.0	Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
—	Net income	—	633	—	1	634	9
—	Other changes in ownership	—	16	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
—	Common OP unit issuances	—	—	—	—	—	56
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	21	—	—	21	—
—	Distributions on common OP units	—	(380)	—	—	(380)	(5)
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(1.6)	Repurchase of common OP units	—	(27)	—	—	(27)	—
698.4	Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022, 2021 and 2020

(in millions)

	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$643	$(11)	$(741)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Depreciation and amortization	664	762	665
Amortization of finance costs, discounts and premiums, net	10	10	8
Loss on extinguishment of debt	—	23	36
Stock compensation expense	26	18	17
Deferred income taxes	20	(93)	(165)
Other gains	(17)	(306)	(208)
Gain on property insurance settlement	(6)	—	—
Equity in (earnings) losses of affiliates	(3)	(31)	30
Change in due from/to managers	15	(151)	96
Distributions from investments in affiliates	30	21	10
Changes in other assets	20	10	(33)
Changes in other liabilities	14	40	(22)
Net cash provided by (used in) operating activities	1,416	292	(307)

INVESTING ACTIVITIES
Proceeds from sales of assets, net	236	729	281
Proceeds from loan receivable	—	9	28
Advances to and investments in affiliates	(60)	(11)	(5)
Acquisitions	(301)	(1,458)	—
Capital expenditures:
Renewals and replacements	(197)	(134)	(156)
Return on investment	(307)	(293)	(343)
Property insurance proceeds	11	—	—
Net cash used in investing activities	(618)	(1,158)	(195)

FINANCING ACTIVITIES
Financing costs	(1)	(8)	(11)
Issuances of debt	—	443	740
Draws on credit facility	—	—	2,245
Repayment of credit facility	(683)	(800)	(762)
Repurchase/redemption of senior notes	—	(400)	(450)
Redemption of preferred OP units	—	—	(22)
Mortgage debt and other prepayments and scheduled maturities	(2)	—	—
Debt extinguishment costs	—	(22)	(35)
Issuance of common OP units	1	138	—
Repurchase of common OP units	(27)	—	(147)
Distributions on common OP units	(152)	—	(323)
Distributions and payments to non-controlling interests	(1)	—	—
Other financing activities	(9)	(8)	(4)
Net cash provided by (used in) financing activities	(874)	(657)	1,231
Effects of exchange rate changes on cash held	(3)	—	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(79)	(1,523)	726
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	953	2,476	1,750
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$874	$953	$2,476

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2022, 2021 and 2020

(in millions)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2022	2021	2020
Cash and cash equivalents	$667	$807	$2,335
Restricted cash (included in other assets)	7	2	2
Cash included in furniture, fixtures and equipment replacement fund	200	144	139
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$874	$953	$2,476

Supplemental schedule of noncash investing and financing activities:

During 2022, 2021 and 2020, non-controlling partners converted common operating partnership units (“OP units”) valued at $5 million, $2 million and $3 million, respectively, in exchange for 0.3 million, 0.1 million and 0.2 million shares, respectively, of Host Inc. common stock.

On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host L.P. issued approximately 3.2 million OP units valued at approximately $56 million.

In connection with the sales of the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.

In 2022 and 2021, non-cash consideration for the acquisitions of Four Seasons Resort and Residences Jackson Hole and Four Seasons Resort Orlando at Walt Disney World® Resort included the assumption of hotel level liabilities of approximately $19 million and $24 million, respectively, consisting primarily of advance deposits received from guests for future stays that were retained by the seller.

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

As of December 31, 2022, the hotels in our consolidated portfolio are in the following countries:

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

Four partnerships are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2022 are $54 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $27 million and primarily consist of a lease liability and accounts payable. Two unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 19%, also are VIEs. The combined carrying amount of our investments in these entities at December 31, 2022 is $7 million and is included in advances to and investments in affiliates. The mortgage debt held by these VIEs is non-recourse to us.

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

Property and Equipment

Generally, property and equipment is recorded at cost. For hotels that we develop, cost includes interest, property insurance and real estate taxes incurred during construction. For property and equipment acquired in a business combination, we record the assets acquired based on their fair value as of the acquisition date. Replacements and improvements and finance leases are capitalized, while repairs and maintenance are expensed as incurred.

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

In 2022 and 2021, due to the impact of the COVID-19 pandemic on operations, we performed recoverability tests on certain of our properties. No properties were impaired as a result of a decline in operations due to the pandemic. In 2021, as a result of the reduction in expected hold periods during the year, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million.

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

Intangible Assets and Acquired Liabilities

In conjunction with our acquisitions, we may identify intangible assets and other liabilities. These identifiable intangible assets and other liabilities typically include above- and below-market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value in a business combination and at its relative fair value in an asset acquisition. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of terms and conditions for similar contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and other liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements.

Non-Controlling Interests

Other Consolidated Partnerships. As of December 31, 2022, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party partnership interests are included in non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets and totaled $5 million for both December 31, 2022 and 2021.

Net income attributable to non-controlling interests of consolidated partnerships is included in our determination of net income. Net income (loss) attributable to non-controlling interests of third parties was $1 million, $1 million and $(1) million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2022	2021
Common OP units outstanding (millions)	10.0	7.1
Market price per Host Inc. common share	$16.05	$17.39
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$164	$126
Historical cost (millions)	97	66
Book value (millions) ⁽¹⁾	164	126

___________

(1)
The book value recorded is equal to the greater of the redemption value or the historical cost.

Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $9 million, $(1) million and $(8) million for 2022, 2021 and 2020, respectively.

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

Income Taxes

Host Inc. elected to be treated as a REIT effective January 1, 1999 pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for treatment as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and that complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state corporate income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a C corporation, and is subject to federal, state and foreign corporate income tax. Our consolidated income tax provision (benefit) includes the income tax provision (benefit) related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income and franchise taxes incurred by Host L.P. and its subsidiaries.

Deferred Tax Assets and Liabilities. Pursuant to its partnership agreement, Host L.P. generally is required to reimburse Host Inc. for any tax payments it is required to make. Accordingly, the tax information included herein represents disclosures regarding Host Inc. and its subsidiaries. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss, general business credit, and capital loss carryovers. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which such amounts are expected to be realized or settled. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of available evidence, including future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies.

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

Foreign Currency Translation

As of December 31, 2022, our foreign operations consist of hotels located in Brazil and Canada, as well as an investment in a joint venture that indirectly owns hotels in India. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).

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

Accumulated Other Comprehensive Income (Loss)

The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2022	2021
Gain on foreign currency forward contracts	$4	$1
Loss on interest rate swap cash flow hedges	(1)	(2)
Foreign currency translation	(79)	(76)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(75)	$(76)

No material amounts were reclassified from accumulated other comprehensive loss in 2021 or 2022.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$643	$(11)	$(741)
Less: Net (income) loss attributable to non-controlling interests	(10)	—	9
Net income (loss) attributable to Host Hotels & Resorts, Inc.	$633	$(11)	$(732)

Basic weighted average shares outstanding	714.7	710.3	705.9
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.8	—	—
Diluted weighted average shares outstanding	717.5	710.3	705.9
Basic earnings (loss) per common share	$0.89	$(0.02)	$(1.04)
Diluted earnings (loss) per common share	$0.88	$(0.02)	$(1.04)

The calculation of Host L.P. basic and diluted earnings (loss) per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2022	2021	2020
Net income (loss)	$643	$(11)	$(741)
Less: Net (income) loss attributable to non-controlling interests	(1)	(1)	1
Net income (loss) attributable to Host Hotels & Resorts, L.P.	$642	$(12)	$(740)

Basic weighted average units outstanding	709.7	702.5	698.4
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.7	—	—
Diluted weighted average units outstanding	712.4	702.5	698.4
Basic earnings (loss) per common unit	$0.91	$(0.02)	$(1.06)
Diluted earnings (loss) per common unit	$0.90	$(0.02)	$(1.06)

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

Notes Receivable

At December 31, 2022, our notes receivable consists of bridge loans issued in connection with hotel sales. In conjunction with our dispositions, we may issue a bridge loan to the purchaser to facilitate the sale. These bridge loans are collateralized by the corresponding sold hotel and, in the event of a default of the loan, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement. The bridge loans are recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.
2.
Revenues

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

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2022	2021	2020
Maui/Oahu	$473	$372	$122
Orlando	455	173	67
San Diego	446	217	124
Phoenix	378	260	141
Florida Gulf Coast	344	298	207
New York	336	169	111
San Francisco/San Jose	322	129	134
Washington, D.C. (Central Business District)	273	109	66
Miami	253	215	106
Los Angeles/Orange County	131	116	85
Chicago	129	63	26
Jacksonville	122	99	54
Houston	116	76	46
San Antonio	114	59	25
Boston	108	78	41
New Orleans	96	41	38
Austin	91	24	-
Seattle	90	36	21
Philadelphia	80	50	24
Denver	80	43	24
Northern Virginia	76	55	34
Atlanta	61	67	52
Other	262	117	52
Domestic	4,836	2,866	1,600
International	71	24	20
Total	$4,907	$2,890	$1,620

3.
Property and Equipment

Property and equipment consists of the following (in millions):

	As of December 31,
	2022	2021
Land and land improvements	$2,020	$2,310
Buildings and leasehold improvements	13,849	13,636
Furniture and equipment	2,249	2,225
Construction in progress	313	278
	18,431	18,449
Less accumulated depreciation and amortization	(8,683)	(8,455)
	$9,748	$9,994

The aggregate cost of real estate for federal income tax purposes is approximately $9.9 billion at December 31, 2022.

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

	As of December 31, 2022
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2022 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$8	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	38	16	24	11	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	5	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	21	195	—	One hotel in Philadelphia, PA
Noble JV	19 - 49%	107	63	329	3	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		31	—	—	3	Real estate industry technology investment
Other investments		8	—	—	—
Total		$132	$205	$758	$30

	As of December 31, 2021
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2021 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$7	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	44	17	25	10	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(11)	30	60	—	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	6	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(7)	22	201	—	One hotel in Philadelphia, PA
Fifth Wall Ventures		42	—	—	5	Real estate industry technology investment
Other investments		6	—	—	—
Total		$42	$144	$436	$21

___________

(1)
Distributions received were funded by cash from operations unless otherwise noted.

On January 20, 2022 we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC. We invested an aggregate of $35 million of cash and issued approximately $56 million of Host L.P. OP units to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds formed after closing, and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $150 million capital commitment to the next Noble fund.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.
Debt

Debt consists of the following (in millions):

	As of December 31,
	2022	2021

Series E senior notes, with a rate of 4% due June 2025	$499	$498
Series F senior notes, with a rate of 4½% due February 2026	399	398
Series G senior notes, with a rate of 3⅞% due April 2024	399	398
Series H senior notes, with a rate of 3⅜% due December 2029	642	641
Series I senior notes, with a rate of 3½% due September 2030	736	735
Series J senior notes, with a rate of 2.9% due December 2031	440	439
Total senior notes	3,115	3,109
Credit facility revolver ⁽¹⁾	(4)	676
Credit facility term loan due January 2027⁽¹⁾	499	498
Credit facility term loan due January 2028⁽¹⁾	499	499
Mortgage and other debt, with an average interest rate of 4.9% at December 31, 2022 and 2021, maturing through November 2027	106	109
Total debt	$4,215	$4,891

___________

(1)
There were no outstanding credit facility borrowings at December 31, 2022. Amount shown represents deferred financing costs related to the credit facility revolver. Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023.

Senior Notes

General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at both December 31, 2022 and 2021 was $3.2 billion. The senior notes balances as of December 31, 2022 and 2021 are net of unamortized discounts and deferred financing costs of approximately $35 million and $41 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.

Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2022, we are in compliance with all of these covenants.

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

Authorization for Repurchase of Senior Notes. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes (other than in accordance with their terms) through February 2026. No repurchases occurred in 2022 under this program.

Credit Facility. On January 4, 2023, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions.

The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year by the exercise of either a 1-year extension option or two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year by the exercise of one 1-

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended.

The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2022, we are able to borrow at a rate of adjusted SOFR plus 105 basis points for an all-in rate of 5.51% and pay a facility fee of 25 basis points.

Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating). Based on Host L.P.’s long-term debt rating as of December 31, 2022, our applicable margin on SOFR loans under both term loans is 120 basis points, for an all-in rate of 5.66%. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources.

Net repayments under the credit facility were $683 million and $800 million in 2022 and 2021, respectively. As of December 31, 2022, we have $1.5 billion of available capacity under the revolver portion of our credit facility.

Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2022, we are in compliance with all of these covenants.

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage Debt

Our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2022, we have mortgage debt secured by one asset, with an interest rate of 4.67%, which mortgage debt matures in November 2027. The loan is amortizing, with principal and interest payable monthly. As of December 31, 2022, we are in compliance with the covenants under our mortgage debt obligation. We made mortgage debt repayments of $2 million in 2022. We did not make any mortgage debt repayments in 2021.

Aggregate Debt Maturities

Aggregate debt maturities, including principal amortization, are as follows (in millions):

As of December 31,
2022⁽¹⁾
2023	$2
2024	407
2025	502
2026	402
2027	592
Thereafter	2,350
4,255
Deferred financing costs	(23)
Unamortized discounts, net	(17)
Total debt	$4,215

___________

(1)
Maturity dates related to the outstanding credit facility term loans reflect the extensions provided by the amended and restated credit facility agreement effective January 4, 2023.

Interest

The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2022	2021 ⁽²⁾	2020 ⁽²⁾
Interest expense	$156	$191	$194
Amortization of debt premiums/discounts, net	(2)	(2)	(2)
Amortization of deferred financing costs	(8)	(8)	(6)
Non-cash losses on debt extinguishment	—	(1)	(1)
Change in accrued interest	(4)	3	(2)
Interest paid ⁽¹⁾	$142	$183	$183

___________

(1)
Does not include capitalized interest of $10 million, $4 million and $5 million for 2022, 2021 and 2020, respectively.
(2)
Interest expense and interest paid includes cash prepayment premiums of approximately $22 million and $35 million in 2021 and 2020, respectively.

6.
Equity of Host Inc. and Capital of Host L.P.

Equity of Host Inc.

Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 713.4 million and 714.1 million were outstanding as of December 31, 2022 and 2021, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2022 and 2021.

Capital of Host L.P.

As of December 31, 2022, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units based on the applicable conversion ratio. As of December 31, 2022 and 2021, Host L.P. had 708.4 million and 706.1 million OP units outstanding, respectively, of which Host Inc. held 698.4 million and 699.0 million, respectively.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchases and Issuances of Common Stock and Common OP Units

On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. In 2022, we repurchased 1.7 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $27 million. No shares were repurchased in 2021. As of December 31, 2022, we have $973 million available for repurchase under the program.

On May 6, 2021, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., DTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sale agents, pursuant to which we may issue and sell, from time to time, shares having an aggregate offering price of up to $600 million. The sales will be made in "at the market" offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. In 2021, we issued approximately 7.8 million shares under the program at an average price of $17.99 per share, for net proceeds of approximately $138 million. In connection with the common stock issuance by Host Inc., Host L.P. issued 7.6 million common OP units to Host Inc. There have been no shares issued in 2022. At December 31, 2022, there was $460 million of remaining capacity under the distribution agreement.

Dividends/Distributions

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.

As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we temporarily suspended our regular quarterly common cash dividends, commencing with the second quarter 2020 dividend through year end 2021. We reinstated a quarterly common cash dividend beginning in the first quarter of 2022. The dividends that were taxable to our stockholders in 2022 are considered 78.1% ordinary and 21.9% unrecaptured Section 1250 gain. The 2022 ordinary dividends are eligible for the 20% deduction provided by Section 199A. The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2022	2021	2020
Common stock	$.53	$—	$.20
Common OP units	0.541	—	0.204

On February 15, 2023, we announced a regular quarterly cash dividend of $0.12 per share on Host Inc.'s common stock. The dividend will be paid on April 17, 2023 to stockholders of record on March 31, 2023.

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

Set forth below is a table that documents our domestic and foreign income tax attributes at December 31, 2022:

Type	Jurisdiction	Amount (in millions)	Expiration
Net operating loss	U.S. Federal	$752	None
Capital loss	U.S. Federal and States	32	2023
General business credit	U.S. Federal	1	Through 2042
Net operating loss	U.S. States	1,077	Various
Net operating loss	Brazil	18	None
Net operating loss	Canada	12	Through 2042
Capital loss	Canada	5	None

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have recorded a 100% valuation allowance of approximately $8 million against the deferred tax asset related to our domestic capital loss carryover and a valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign net operating loss and capital loss carryovers as of December 31, 2022. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses. There has been no increase or decrease of our valuation allowance for the year ended December 31, 2022 from the year ended December 31, 2021.

The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2022	2021
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$238	$262
Property and equipment	3	3
Deferred revenue and expenses	15	17
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	268	294
Less: Valuation allowance	(18)	(18)
Total deferred tax assets, net of valuation allowance	$250	$276
Deferred tax liabilities
Investments in domestic affiliates	(4)	(10)
Total gross deferred tax liabilities	(4)	(10)
Net deferred tax assets	$246	$266

We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $18 million, of $250 million.

Our U.S. and foreign income (loss) from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2022	2021	2020
U.S. income (loss)	$659	$(89)	$(945)
Foreign income (loss)	10	(13)	(16)
Total	$669	$(102)	$(961)

Income tax provision (benefit) for continuing operations consists of (in millions):

		Year ended December 31,
		2022	2021	2020
Current	—Federal	$3	$1	$(57)
	—State	2	1	1
	—Foreign	1	—	1
		6	2	(55)
Deferred	—Federal	13	(66)	(96)
	—State	5	(24)	(63)
	—Foreign	2	(3)	(6)
		20	(93)	(165)
Income tax provision (benefit) – continuing operations		$26	$(91)	$(220)

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The differences between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2022	2021	2020
Statutory federal income tax provision (benefit)	$140	$(21)	$(202)
Adjustment for nontaxable (income) loss of Host Inc.	(124)	(40)	34
Adjustment for net operating loss carryback to 2017-2019	—	—	18
State income tax provision (benefit), net	7	(23)	(62)
Change to uncertain tax provision	—	(4)	(3)
Foreign income tax provision (benefit)	3	(3)	(5)
Total	$26	$(91)	$(220)

Cash taxes activity included a net refund of $19 million in 2022, a net refund of $34 million in 2021, and immaterial amounts paid or received in 2020.

A reconciliation of the beginning and ending balances of our unrecognized tax benefits is as follows (in millions):

	2022	2021
Balance at January 1	$1	$5
Reduction of unrecognized tax benefits due to expiration of statute of limitations	—	(4)
Balance at December 31	$1	$1

All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded each year.

As of December 31, 2022, the tax years that remain subject to examination by major tax jurisdictions generally include 2019-2022. There were no material interest or penalties recorded for the years ended December 31, 2022, 2021 and 2020.

8.
Leases

Taxable REIT Subsidiaries Leases

We lease substantially all our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the U.S. federal income tax prohibition on the ability of a REIT to derive revenues directly from the operations of a hotel.

Ground Leases

As of December 31, 2022, all or a portion of 19 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 74% of our 2022 minimum lease payments and 96% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Office Leases and Other

We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as a satellite office in Miami, which lease expires in 2025, with no renewal options.

We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $1.6 million and $2 million as of December 31, 2022 and 2021, respectively. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment, which may be accounted for either as operating or finance leases, depending upon the characteristics of the particular lease arrangement. Our finance leases total less than $1 million at December 31, 2022 and 2021.

The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$41	$43	$43
Variable lease cost	27	7	2
Sublease income	(1)	(1)	(1)
Total lease cost	$67	$49	$44

Other information
Operating cash flows used for operating leases	$41	$43	$43
Weighted-average remaining lease term - operating leases	47 years	48 years	49 years
Weighted-average discount rate - operating leases	5.3%	5.3%	5.3%

The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2022 (in millions):

	As of December 31, 2022
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.3%	3.8%	5.3%
2023	$31	$7	$38
2024	31	6	37
2025	31	6	37
2026	31	5	36
2027	31	4	35
Thereafter	1,372	43	1,415
Total undiscounted cash flows	$1,527	$71	$1,598

Present values
Long-term lease liabilities	$515	$53	$568
Total lease liabilities	$515	$53	$568
Difference between undiscounted cash flows and discounted cash flows	$1,012	$18	$1,030

Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $2.6 million that are payable to us under non-cancelable subleases.

9.
Employee Stock Plans

Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.

Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2020 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan. At December 31, 2022, there were approximately six million shares of Host Inc.’s common stock reserved and available for issuance under the 2020 Comprehensive Plan.

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

During 2022, 2021 and 2020, we recorded stock-based compensation expense of approximately $26 million, $18 million and $17 million, respectively. Shares granted in 2022, 2021 and 2020 totaled 1.8 million, 3.0 million and 2.2 million, respectively, while 1.5 million, 1.1 million and 1.2 million shares, respectively, vested during those years.

Senior Executive Plan

During 2022, Host Inc. granted 1.6 million RSU awards under the 2020 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2022 through 2025 if performance is at the “high” level of achievement and, for time-based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 3.4 million RSUs were unvested at December 31, 2022. Total unrecognized compensation expense related to unvested RSU awards that vest through 2025 is approximately $19 million.

RSU awards

Vesting of RSUs awarded in 2022 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our Adjusted EBITDAre performance. Approximately 25% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 37.5% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Equity Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three-year performance period; and the remaining 37.5% are based on Adjusted EBITDAre performance and vest following a three-year performance period. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.

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

	NAREIT Lodging & Resorts Index
	2022 Award Grants	2021 Award Grants
Grant date stock price	$18.45	$14.13
Volatility	45.0%	43.2%
Beta	0.667	0.669
Risk-free rate - three year award	1.61%	0.18%

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2022, 2021 and 2020, we recorded compensation expense of approximately $23 million, $16 million and $15 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2022:

	Year ended December 31,
	2022		2021		2020
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	3.2	$12	1.6	$10	1.2	$13
Granted ⁽¹⁾	1.6	17	2.7	14	2.0	10
Vested ⁽²⁾	(1.3)	16	(0.9)	17	(1.1)	15
Forfeited/expired	(0.1)	16	(0.2)	17	(0.5)	15
Balance, at end of year	3.4	15	3.2	12	1.6	10
Issued in calendar year ⁽²⁾	0.5	17	0.6	15	0.4	19

___________

(1)
Shares granted in 2022 and 2021 include a portion of three-year performance awards granted during each of 2022 and 2021. The performance goals for the subsequent years are not set at the time of the agreement and, therefore, the portion of the awards related to those periods do not have a grant date fair value for accounting purposes and are not included in the chart above.
(2)
Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.5 million shares issued in 2022 include shares vested at December 31, 2021, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $8 million, $7 million and $5.5 million for 2022, 2021 and 2020, respectively.

Other Stock Plans

In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2022, 2021 and 2020, we granted a total of 0.2 million shares, 0.3 million shares and 0.2 million shares, respectively, under these two programs and recorded compensation expense of approximately $3 million, $2 million and $2 million, respectively.
10.
Profit Sharing and Post-employment Benefit Plans

We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2022.

11.
Dispositions

We disposed of four hotels in 2022, six hotels in 2021, and one hotel in 2020 and recorded gains on sale of approximately $18 million, $305 million and $148 million, respectively. In 2020, we also sold excess land adjacent to The Phoenician for $83 million and recorded a gain on sale of approximately $59 million. The gain on sale of assets is included in other gains on the statement of operations.

In conjunction with the sales of two of our hotels in 2022, we provided bridge loans totaling $413 million to the buyers. The bridge loan for the Sheraton New York Times Square Hotel had an initial interest rate of 5% and an initial scheduled maturity date of October 18, 2022. The buyer exercised their option to extend the maturity date to April 18, 2023, which resulted in an increase in the interest rate to 6.0%. The loan may be extended by an additional six months through the exercise of an extension option, which provides for a further increase to the interest rate. The bridge loan for the Sheraton Boston Hotel had an initial interest rate of 4.5% and an initial scheduled maturity date of August 1, 2022. The buyer exercised their options to extend the maturity date to August 1, 2023, which resulted in an increase in the interest rate to 6.5%. There are no remaining extensions for this loan. Both of the bridge loans are included in Notes Receivable on our balance sheets.

12.
Acquisitions

On November 1, 2022, we acquired the 125-room Four Seasons Resort and Residences Jackson Hole for a total purchase price of $315 million.

During 2021, we acquired the following assets:

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
13.
Fair Value Measurements

Impairment

During 2021, due to changes in expected hold periods, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million based on third party assessments of values, including broker estimates and purchase offers, which are considered observable inputs other than quoted prices (Level 2) in the GAAP fair value hierarchy. The fair value of the impaired property and equipment following the write-down was $393 million. Impairment expense for 2021 is recorded in depreciation and amortization on the statements of operations.

Other Liabilities

Fair Value of Other Financial Liabilities. We did not elect the fair value measurement option for any of our other financial assets or liabilities. The fair values of our notes receivable, secured debt and our credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts. The fair value of certain financial assets and financial liabilities is shown below (in millions):

	December 31, 2022		December 31, 2021
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$413	$404	$—	$—
Financial liabilities
Senior notes (Level 1)	3,115	2,768	3,109	3,255
Credit facility (Level 2)	994	1,000	1,673	1,683
Mortgage debt (Level 2)	102	95	104	105

14.
Relationship with Marriott International

We have entered into various agreements with Marriott, including those for the management or franchise of approximately 60% of our hotels (as measured by revenues) and certain limited administrative services.

In 2022, 2021 and 2020, we paid Marriott $136 million, $53 million and $28 million, respectively, of hotel management fees and approximately $7.7 million, $4.4 million, and $3.0 million, respectively, of franchise fees.

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

We are obligated to provide the manager with sufficient funds, generally 4-5% of the revenues generated at the hotel, to cover the cost of (a) certain non-routine repairs and maintenance to the hotels which normally are capitalized, and (b) replacements and renewals to the hotels’ furniture, fixtures and equipment. Under certain circumstances, we will be required to establish escrow accounts for such purposes under terms outlined in the agreements. Due to the COVID-19 pandemic, certain of our managers temporarily suspended these contribution requirements in 2020 and 2021, and resumed them in 2022.

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

16.
Geographic and Business Segment Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our foreign operations consist of hotels in two countries as of December 31, 2022. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2022		2021		2020
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$4,836	$9,678	$2,866	$9,919	$1,600	$9,331
Brazil	17	33	8	30	7	34
Canada	54	37	16	45	13	51
Total	$4,907	$9,748	$2,890	$9,994	$1,620	$9,416

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

Based on our analysis of legal proceedings with which we currently are involved or of which we are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of December 31, 2022 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

Hurricane Loss Contingency

While the majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, the most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. Due to evacuation mandates and/or loss of commercial power, five of our properties in Florida were temporarily closed, three of which fully reopened within days of landfall. The Hyatt Regency Coconut Point sustained extensive damage to the grounds, pools/waterpark, and poolside food and beverage outlets, including damage from flooding; but the hotel remained open to first responders. The hotel reopened to guests on November 7, 2022, as part of a phased reopening, with the pool facilities reopening currently in progress and targeted for completion by June 2023. The Ritz-Carlton, Naples sustained more significant damage due to storm surge, which breached the beach dune and flooded the lowest level of the hotel. The Ritz-Carlton, Naples remained closed for the remainder of the year and is targeting a phased reopening strategy to begin in the summer of 2023. Limited property damage was reported at the other Florida properties within our consolidated portfolio. There could be delays in restoration work at the hotels for a variety of factors outside our control, and there can be no assurances that we will be able to complete the restorations within the time frames noted above.

We are still evaluating the complete property and business interruption impacts of the storm. However, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $105 million, for which we have recorded a corresponding insurance receivable of $105 million. Provided planned reopening dates can be maintained, we believe our insurance coverage should be sufficient to cover substantially all of the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that this coverage will be sufficient to cover the entirety of the business interruption impact from the storm, especially if the hotel is unable to open as currently anticipated. As of February 17, 2023, we have received approximately $50 million of insurance proceeds related to these claims.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2023 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.

The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation,” “Director Compensation,” “Corporate Governance and Board Matters—Culture and Compensation Committee Interlocks and Insider Participation” and “Report of the Culture and Compensation Committee on Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

3.1A

Fourth Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. dated October 31, 2022 (incorporated by reference to Exhibit 3.1A of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, filed on November 4, 2022).

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective February 8, 2023 (incorporated by reference to Exhibit 3.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K, filed on February 13, 2023).

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

10.8

Sixth Amended and Restated Credit Agreement, dated as of January 4, 2023, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A., as co-syndication agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the combined Current Report on Form 8-K of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P., filed on January 5, 2023).

10.9

Distribution Agreement, dated May 6, 2021, among Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., BTIG, LLC, Goldman Sachs & Co. LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Host Hotels & Resorts, Inc., filed on May 6, 2021).

10.10

Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2020 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 3, 2020).

10.11

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

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2022 and December 31, 2021, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2022, 2021 and 2020, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.

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

HOST HOTELS & RESORTS, INC.

Date: February 22, 2023	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 22, 2023
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2023
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 22, 2023
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 22, 2023
Herman E. Bulls

/s/ DIANA M. LAING	Director	February 22, 2023
Diana M. Laing

/s/ Mary Hogan Preusse	Director	February 22, 2023
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 22, 2023
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 22, 2023
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 22, 2023
A. William Stein

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

Date: February 22, 2023	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 22, 2023
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2023
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2023
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 22, 2023
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 22, 2023
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 22, 2023
Herman E. Bulls

/s/ DIANA M. LAING	Director	February 22, 2023
Diana M. Laing

/s/ Mary Hogan Preusse	Director	February 22, 2023
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 22, 2023
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 22, 2023
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 22, 2023
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(in millions)

SCHEDULE III

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2022				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hotels:
1 Hotel South Beach	—	182	443	11	—	182	454	636	63	—	2019	34
AC Hotel Scottsdale North	—	4	31	—	—	4	31	35	3	2020	—	31
Alila Ventana Big Sur	—	40	104	2	—	40	106	146	5	—	2021	31
Andaz Maui at Wailea Resort	—	151	255	53	—	151	308	459	42	—	2018	38
Axiom Hotel	—	36	38	41	—	36	79	115	26	—	2014	33
Baker's Cay Resort Key Largo, Curio Collection by Hilton	—	80	117	1	—	80	118	198	6	—	2021	33
Boston Marriott Copley Place	—	—	203	99	—	—	302	302	158	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	48	(5)	5	61	66	48	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	58	—	—	111	111	78	—	1997	40
Denver Marriott Tech Center	—	6	26	85	—	6	111	117	84	—	1994	40
Denver Marriott West	—	—	12	18	—	—	30	30	27	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	19	—	—	105	105	56	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	130	—	55	424	479	204	—	2004	40
Four Seasons Resort Orlando at Walt Disney World® Resort	—	91	510	6	—	91	516	607	28	—	2021	37
Four Seasons Resort and Residence Jackson Hole	—	59	245	—	—	59	245	304	1	—	2022	35
Gaithersburg Marriott Washingtonian Center	—	7	22	15	—	7	37	44	29	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	33	—	8	121	129	80	—	1998	40
Grand Hyatt San Francisco	—	52	331	4	—	52	335	387	55	—	2018	34
Grand Hyatt Washington	—	154	247	45	—	154	292	446	125	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	23	—	2	33	35	28	—	1994	40
Hotel Van Zandt	102	58	179	1	—	58	180	238	6	—	2021	34

SCHEDULE III

Houston Airport Marriott at George Bush Intercontinental	—	—	10	94	—	—	104	104	90	—	1984	40
Houston Marriott Medical Center/Museum District	—	—	19	45	—	—	64	64	46	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	4	—	12	124	136	42	—	2013	34
Hyatt Regency Austin	—	19	139	2	—	19	141	160	9	—	2021	33
Hyatt Regency Coconut Point Resort and Spa	—	33	185	—	—	33	185	218	31	—	2018	36

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2022

(in millions)

SCHEDULE III

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2022				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Hyatt Regency Maui Resort and Spa	—	92	212	157	—	81	380	461	191	—	2003	40
Hyatt Regency Reston	—	11	78	31	—	12	108	120	72	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	112	—	20	227	247	152	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	51	—	40	281	321	143	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	40	—	16	61	77	41	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	5	(31)	4	12	16	5	—	2010	40
JW Marriott Houston by the Galleria	—	4	26	60	—	6	84	90	60	—	1994	40
JW Marriott Washington, DC	—	26	98	72	—	26	170	196	118	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	76	—	—	624	624	278	—	2011	35
Marina del Rey Marriott	—	—	13	46	—	—	59	59	36	—	1995	40
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	37	(4)	—	60	60	44	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	418	—	—	620	620	422	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	73	—	38	100	138	61	—	1998	40
Minneapolis Marriott City Center	—	34	27	48	—	35	74	109	58	—	1995	40
New Orleans Marriott	—	16	96	158	—	16	254	270	193	—	1996	40
New York Marriott Downtown	—	19	79	55	—	19	134	153	93	—	1997	40
New York Marriott Marquis	—	49	552	128	—	49	680	729	555	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	49	—	—	79	79	67	—	1984	40
Orlando World Center Marriott	—	18	157	499	—	29	645	674	370	—	1997	40
Philadelphia Airport Marriott	—	—	42	24	—	—	66	66	48	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(36)	8	17	25	6	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	108	—	—	194	194	119	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	41	—	6	86	92	64	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	35	—	6	55	61	43	—	1994	40

SCHEDULE III

San Francisco Marriott Marquis	—	—	278	194	—	—	472	472	345	—	1989	40
Santa Clara Marriott	—	—	39	83	—	—	122	122	99	—	1989	40
Sheraton Parsippany Hotel	—	8	30	17	—	8	47	55	34	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)

December 31, 2022

(in millions)

		Initial Cost		Subsequent	Foreign	Gross Amount at December 31, 2022				Date of
			Buildings &	Costs	Currency		Buildings &		Accumulated	Completion of	Date	Depreciation
Description	Debt	Land	Improvements	Capitalized, net ⁽¹⁾	Adjustment	Land	Improvements	Total	Depreciation	Construction	Acquired	Life
Swissôtel Chicago	—	29	132	99	—	30	230	260	137	—	1998	40
Tampa Airport Marriott	—	—	9	29	—	—	38	38	33	—	1971	40
The Alida, Savannah, a Tribute Portfolio Hotel	—	6	96	—	—	6	96	102	3	—	2021	36
The Camby Hotel	—	10	63	32	—	10	95	105	66	—	1998	40
The Don CeSar	—	46	158	39	—	46	197	243	44	—	2017	34
The Laura Hotel	—	9	55	—	—	9	55	64	3	—	2021	33
The Logan	—	26	60	73	—	27	132	159	91	—	1998	40
The Phoenician, A Luxury Collection Resort	—	59	307	110	—	58	418	476	145	—	2015	32
The Ritz-Carlton Golf Resort, Naples	—	22	10	101	—	22	111	133	57	2002	—	40
The Ritz-Carlton, Amelia Island	—	25	115	104	—	25	219	244	134	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	40	—	—	92	92	69	—	1997	40
The Ritz-Carlton, Naples	—	19	126	189	—	21	313	334	221	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	45	—	—	134	134	87	—	1998	40
The St. Regis Houston	—	6	33	23	—	6	56	62	33	—	2006	40
The Westin Chicago River North	—	33	116	25	—	33	141	174	51	—	2010	40
The Westin Cincinnati	—	—	54	22	—	—	76	76	40	—	2006	40
The Westin Denver Downtown	—	—	89	24	—	—	113	113	57	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	22	—	16	102	118	51	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	43	—	100	323	423	140	—	2006	40
The Westin Seattle	—	39	175	51	—	39	226	265	111	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	62	—	2006	40
The Westin Waltham Boston	—	9	59	22	—	9	81	90	44	—	2006	40
W Seattle	—	11	125	15	—	11	140	151	63	—	2006	40
Washington Marriott at Metro Center	—	20	24	33	—	20	57	77	46	—	1994	40
Total hotels:	102	1,972	9,288	4,621	(76)	1,961	13,844	15,805	6,875
Other properties, each less than 5% of total	—	59	1	4	—	59	5	64	1	—	Various	40
TOTAL	$102	$2,031	$9,289	$4,625	$(76)	$2,020	$13,849	$15,869	$6,876
___________

(1) Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES

HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2022

(in millions)

Notes:

(A) The change in total cost of properties for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows:

Balance at December 31, 2019	$15,370
Additions:
Capital expenditures and transfers from construction-in-progress	446
Deductions:
Dispositions and other	(174)
Balance at December 31, 2020	15,642
Additions:
Acquisitions	1,563
Capital expenditures and transfers from construction-in-progress	231
Deductions:
Dispositions and other	(954)
Assets held for sale	(444)
Impairments	(92)
Balance at December 31, 2021	15,946
Additions:
Acquisitions	303
Capital expenditures and transfers from construction-in-progress	314
Deductions:
Dispositions and other	(694)
Balance at December 31, 2022	$15,869

SCHEDULE III

(B) The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2022, 2021 and 2020 is as follows:

Balance at December 31, 2019	$6,364
Depreciation and amortization	541
Dispositions and other	(96)
Balance at December 31, 2020	6,809
Depreciation and amortization	554
Dispositions and other	(555)
Assets held for sale	(182)
Balance at December 31, 2021	6,626
Depreciation and amortization	550
Dispositions and other	(300)
Balance at December 31, 2022	$6,876

(C) The aggregate cost of real estate for federal income tax purposes is approximately $9,890 million at December 31, 2022.
(D) The total cost of properties excludes construction-in-progress assets.