Form 10-Q
period 2023-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2023-05-05
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2023

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

As of May 3, 2023, there were 711,240,767 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Explanatory Note.”

i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.

INDEX

PART I. FINANCIAL INFORMATION

ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

(in millions, except share and per share amounts)

	March 31, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,720	$9,748
Right-of-use assets	557	556
Due from managers	144	94
Advances to and investments in affiliates	150	132
Furniture, fixtures and equipment replacement fund	203	200
Notes receivable	485	413
Other	403	459
Cash and cash equivalents	563	667
Total assets	$12,225	$12,269

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,116	$3,115
Credit facility, including the term loans of $997 and $998, respectively	986	994
Mortgage and other debt	106	106
Total debt	4,208	4,215
Lease liabilities	570	568
Accounts payable and accrued expenses	219	372
Due to managers	30	67
Other	168	168
Total liabilities	5,195	5,390

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	167	164

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 711.2 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,663	7,717
Accumulated other comprehensive loss	(73)	(75)
Deficit	(739)	(939)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,858	6,710
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,863	6,715
Total liabilities, non-controlling interests and equity	$12,225	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2023 and 2022

(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2023	2022
REVENUES
Rooms	$820	$655
Food and beverage	431	297
Other	130	122
Total revenues	1,381	1,074
EXPENSES
Rooms	193	160
Food and beverage	269	200
Other departmental and support expenses	315	273
Management fees	65	40
Other property-level expenses	91	84
Depreciation and amortization	169	172
Corporate and other expenses	31	23
Total operating costs and expenses	1,133	952
OPERATING PROFIT	248	122
Interest income	14	1
Interest expense	(49)	(36)
Other gains	69	13
Equity in earnings of affiliates	7	2
INCOME BEFORE INCOME TAXES	289	102
Benefit for income taxes	2	16
NET INCOME	291	118
Less: Net income attributable to non-controlling interests	(4)	(2)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$287	$116
Basic earnings per common share	$0.40	$0.16
Diluted earnings per common share	$0.40	$0.16

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2023 and 2022

(unaudited, in millions)

	Quarter ended March 31,
	2023	2022
NET INCOME	$291	$118
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	2	7
OTHER COMPREHENSIVE INCOME, NET OF TAX	2	7
COMPREHENSIVE INCOME	293	125
Less: Comprehensive income attributable to non-controlling interests	(4)	(2)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$289	$123

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2023 and 2022

(unaudited, in millions)

	Quarter ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$291	$118
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	169	172
Amortization of finance costs, discounts and premiums, net	2	3
Loss on extinguishment of debt	4	—
Stock compensation expense	7	5
Other gains	(69)	(13)
Equity in earnings of affiliates	(7)	(2)
Change in due from/to managers	(88)	(5)
Distributions from investments in affiliates	7	2
Property insurance proceeds - remediation costs	31	—
Changes in other assets	3	(5)
Changes in other liabilities	(42)	(14)
Net cash provided by operating activities	308	261

INVESTING ACTIVITIES
Proceeds from sales of assets, net	35	74
Advances to and investments in affiliates	(18)	(44)
Capital expenditures:
Renewals and replacements	(95)	(39)
Return on investment	(51)	(83)
Property insurance proceeds	24	—
Net cash used in investing activities	(105)	(92)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Debt extinguishment costs	(3)	—
Common stock repurchase	(50)	—
Dividends on common stock	(228)	—
Distributions and payments to non-controlling interests	(3)	—
Other financing activities	(14)	(10)
Net cash used in financing activities	(308)	(693)
Effects of exchange rate changes on cash held	1	1
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(104)	(523)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$770	$430

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2023 and 2022

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$563	$266
Restricted cash (included in other assets)	4	1
Cash included in furniture, fixtures and equipment replacement fund	203	163
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$770	$430

The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2023	2022
Total interest paid	$40	$28
Income taxes paid (refunds received)	$(1)	$(8)

Supplemental schedule of noncash investing and financing activities:

In connection with the sales of The Camby, Autograph Collection in March 2023 and the Sheraton Boston Hotel in February 2022, we issued loans to the buyers for $72 million and $163 million, respectively. The proceeds received from the sales are net of the loans.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2023 and December 31, 2022

(in millions)

	March 31, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,720	$9,748
Right-of-use assets	557	556
Due from managers	144	94
Advances to and investments in affiliates	150	132
Furniture, fixtures and equipment replacement fund	203	200
Notes receivable	485	413
Other	403	459
Cash and cash equivalents	563	667
Total assets	$12,225	$12,269

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,116	$3,115
Credit facility, including the term loans of $997 and $998, respectively	986	994
Mortgage and other debt	106	106
Total debt	4,208	4,215
Lease liabilities	570	568
Accounts payable and accrued expenses	219	372
Due to managers	30	67
Other	168	168
Total liabilities	5,195	5,390

Limited partnership interests of third parties	167	164

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,930	6,784
Accumulated other comprehensive loss	(73)	(75)
Total Host Hotels & Resorts, L.P. capital	6,858	6,710
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,863	6,715
Total liabilities, limited partnership interests of third parties and capital	$12,225	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter ended March 31, 2023 and 2022

(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2023	2022
REVENUES
Rooms	$820	$655
Food and beverage	431	297
Other	130	122
Total revenues	1,381	1,074
EXPENSES
Rooms	193	160
Food and beverage	269	200
Other departmental and support expenses	315	273
Management fees	65	40
Other property-level expenses	91	84
Depreciation and amortization	169	172
Corporate and other expenses	31	23
Total operating costs and expenses	1,133	952
OPERATING PROFIT	248	122
Interest income	14	1
Interest expense	(49)	(36)
Other gains	69	13
Equity in earnings of affiliates	7	2
INCOME BEFORE INCOME TAXES	289	102
Benefit for income taxes	2	16
NET INCOME	291	118
Less: Net income attributable to non-controlling interests	—	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$291	$117
Basic earnings per common unit	$0.41	$0.17
Diluted earnings per common unit	$0.41	$0.17

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter ended March 31, 2023 and 2022

(unaudited, in millions)

	Quarter ended March 31,
	2023	2022
NET INCOME	$291	$118
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	2	7
OTHER COMPREHENSIVE INCOME, NET OF TAX	2	7
COMPREHENSIVE INCOME	293	125
Less: Comprehensive income attributable to non-controlling interests	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$293	$124

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Quarter ended March 31, 2023 and 2022

(unaudited, in millions)

	Quarter ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$291	$118
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	169	172
Amortization of finance costs, discounts and premiums, net	2	3
Loss on extinguishment of debt	4	—
Stock compensation expense	7	5
Other gains	(69)	(13)
Equity in earnings of affiliates	(7)	(2)
Change in due from/to managers	(88)	(5)
Distributions from investments in affiliates	7	2
Property insurance proceeds - remediation costs	31	—
Changes in other assets	3	(5)
Changes in other liabilities	(42)	(14)
Net cash provided by operating activities	308	261

INVESTING ACTIVITIES
Proceeds from sales of assets, net	35	74
Advances to and investments in affiliates	(18)	(44)
Capital expenditures:
Renewals and replacements	(95)	(39)
Return on investment	(51)	(83)
Property insurance proceeds	24	—
Net cash used in investing activities	(105)	(92)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Debt extinguishment costs	(3)	—
Repurchase of common OP units	(50)	—
Distributions on common OP units	(231)	—
Other financing activities	(14)	(10)
Net cash used in financing activities	(308)	(693)
Effects of exchange rate changes on cash held	1	1
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(104)	(523)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$770	$430

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Quarter ended March 31, 2023 and 2022

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$563	$266
Restricted cash (included in other assets)	4	1
Cash included in furniture, fixtures and equipment replacement fund	203	163
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$770	$430

The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2023	2022
Total interest paid	$40	$28
Income taxes paid (refunds received)	$(1)	$(8)

Supplemental schedule of noncash investing and financing activities:

In connection with the sales of The Camby, Autograph Collection in March 2023 and the Sheraton Boston Hotel in February 2022, we issued loans to the buyers for $72 million and $163 million, respectively. The proceeds received from the sales are net of the loans.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc., and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2023, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Consolidated Portfolio

As of March 31, 2023, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	72
Brazil	3
Canada	2
Total	77

2.	Summary of Significant Accounting Policies

We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2022.

The preparation of financial statements in conformity with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2023, and the results of our operations and cash flows for the quarter ended March 31, 2023 and 2022, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.

Four of the partnerships in which we own an interest are considered variable interest entities (VIEs), as the general partner of these partnerships maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of the limited partner interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and two unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 19%. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

3.	Earnings Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such granted shares, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 9.9 million Host L.P. common units, which are convertible into 10.1 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Quarter ended March 31,
	2023	2022
Net income	$291	$118
Less: Net income attributable to non-controlling interests	(4)	(2)
Net income attributable to Host Inc.	$287	$116

Basic weighted average shares outstanding	713.4	714.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.5	1.8
Diluted weighted average shares outstanding	714.9	716.1

Basic earnings per common share	$0.40	$0.16
Diluted earnings per common share	$0.40	$0.16

The calculation of Host L.P. basic and diluted earnings (loss) per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2023	2022
Net income	$291	$118
Less: Net income attributable to non-controlling interests	—	(1)
Net income attributable to Host L.P.	$291	$117

Basic weighted average units outstanding	708.3	708.9
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.5	1.7
Diluted weighted average units outstanding	709.8	710.6

Basic earnings per common unit	$0.41	$0.17
Diluted earnings per common unit	$0.41	$0.17

4.	Revenue

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2023	2022
Orlando	$141	$108
Phoenix	129	111
Maui/Oahu	126	116
San Diego	125	87
San Francisco/San Jose	100	52
Florida Gulf Coast	96	131
Miami	83	83
Washington, D.C. (Central Business District)	76	38
New York	70	50
Houston	37	26
San Antonio	36	27
Los Angeles/Orange County	34	25
Jacksonville	31	29
Boston	29	18
New Orleans	29	20
Austin	25	20
Chicago	19	14
Northern Virginia	19	12
Seattle	18	10
Atlanta	18	13
Philadelphia	17	13
Denver	14	12
Other	90	51
Domestic	1,362	1,066
International	19	8
Total	$1,381	$1,074

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	March 31, 2023	December 31, 2022
Land and land improvements	$2,011	$2,020
Buildings and leasehold improvements	13,797	13,849
Furniture and equipment	2,217	2,249
Construction in progress	388	313
	18,413	18,431
Less accumulated depreciation and amortization	(8,693)	(8,683)
	$9,720	$9,748

6.	Debt

Credit Facility. As of March 31, 2023, we have $1.5 billion of available capacity under the revolver portion of our credit facility.

During the first quarter, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year by the exercise of either a 1-year extension option or two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year by the exercise of one 1-year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended. The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points.

7.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	287	—	287	4
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Dividends declared on common stock	—	—	—	(87)	—	(87)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Other comprehensive income	—	—	2	—	—	2	—
Balance, March 31, 2023	$7	$7,663	$(73)	$(739)	$5	$6,863	$167

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	116	1	117	1
Issuance of common stock for comprehensive stock plans, net	—	(9)	—	—	—	(9)	—
Dividends declared on common stock	—	—	—	(22)	—	(22)	—
Issuance of common OP units	—	—	—	—	—	—	56
Changes in ownership and other	—	(13)	—	—	(1)	(14)	20
Other comprehensive income	—	—	7	—	—	7	—
Balance, March 31, 2022	$7	$7,680	$(69)	$(1,098)	$5	$6,525	$203

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Capital of Host L.P.

As of March 31, 2023, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	287	—	—	287	4
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Distributions declared on common OP units	—	(87)	—	—	(87)	(1)
Other comprehensive income	—	—	2	—	2	—
Balance, March 31, 2023	$1	$6,930	$(73)	$5	$6,863	$167

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	116	—	1	117	1
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(9)	—	—	(9)	—
Distributions declared on common OP units	—	(22)	—	—	(22)	—
Issuance of common OP units	—	—	—	—	—	56
Changes in ownership and other	—	(13)	—	(1)	(14)	20
Other comprehensive income	—	—	7	—	7	—
Balance, March 31, 2022	$1	$6,588	$(69)	$5	$6,525	$203

Share Repurchases

During the first quarter of 2023, we repurchased 3.2 million shares at an average price of $15.65 per share, exclusive of commissions, through our common share repurchase program for a total of $50 million. As of March 31, 2023, there was $923 million available for repurchase under our common share repurchase program.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Issuance of Common Stock

As of March 31, 2023, there was $460 million of remaining capacity under the distribution agreement we entered into in 2021 with various investment banks to sell shares of Host Inc. common stock in "at-the-market" offerings. No shares were issued during the first quarter of 2023.

Dividends/Distributions

On February 15, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.12 per share on its common stock. The dividend was paid on April 17, 2023 to stockholders of record as of March 31, 2023. Accordingly, Host L.P. made a distribution of $0.12257928 per unit on its common OP units based on the current conversion ratio.

8.	Dispositions

During the first quarter, we sold The Camby, Autograph Collection for $110 million, including a $72 million loan we provided to the buyer. We recorded a gain on sale of $69 million, which is included in other gains on the unaudited condensed consolidated statement of operations. The loan, which is included in notes receivable on our unaudited condensed consolidated balance sheet, has an initial interest rate equal to Term SOFR plus 425 basis points and an initial scheduled maturity date of June 10, 2025, which date may be extended to March 10, 2026. Up to an additional $12 million in funding is available to the buyer under the loan for property improvement plan financing not to exceed a 65% loan to cost ratio.

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

The fair value of certain financial assets and financial liabilities is shown below (in millions):

	March 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$485	$480	$413	$404
Financial liabilities
Senior notes (Level 1)	3,116	2,806	3,115	2,768
Credit facility (Level 2)	986	1,000	994	1,000
Mortgage debt (Level 2)	101	92	102	95

E

10.	Geographic Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2023. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31,	December 31,
	2023	2022	2023	2022
United States	$1,362	$1,066	$9,650	$9,678
Brazil	6	4	34	33
Canada	13	4	36	37
Total	$1,381	$1,074	$9,720	$9,748

11.	Non-controlling Interests

Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the amount of the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying amount based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the common unitholders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have estimated that the redemption value of the common OP units is equivalent to the number of common shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	March 31, 2023	December 31, 2022
Common OP units outstanding (millions)	9.9	10.0
Market price per Host Inc. common share	$16.49	$16.05
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$167	$164
Historical cost (millions)	99	97
Book value (millions) ⁽¹⁾	167	164

___________

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. As of March 31, 2023, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both March 31, 2023 and December 31, 2022.

12.	Contingencies

While the majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, the most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. The Hyatt Regency Coconut Point is open to guests, and the final phase of reconstruction, the resort's waterpark, is scheduled to reopen mid-June 2023. As of March 31, 2023, The Ritz-Carlton, Naples remains closed, and the reopening of the guestrooms, suites and amenities, including the new tower expansion, is targeted for July 2023.

We are still evaluating the complete property and business interruption impacts of the storm. However, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $105 million, for which we have recorded a corresponding insurance receivable of $105 million. Provided planned reopening dates can be maintained, we believe our insurance coverage should be sufficient to cover substantially all of the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that this coverage will be sufficient to cover the entirety of the business interruption impact from the storm, especially if the hotel is unable to open as currently anticipated. As of March 31, 2023, we have received $55 million of property insurance

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

proceeds related to these claims, reducing the receivable to $50 million. Subsequent to quarter end, we received an additional $43 million of property insurance proceeds.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2023 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•
the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the current high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, such as natural disasters, weather events (including Hurricane Ian in 2022), pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•
the impact of geopolitical developments outside the United States, such as large-scale wars or international conflicts, slowing global growth, or trade tensions and tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States;
•
volatility in global financial and credit markets, including volatility caused by recent failures of several financial institutions and liquidity concerns at other financial institutions, which could materially adversely affect U.S. and global economic conditions, business activity, and lodging demand as well as negatively impact our ability to obtain financing and increase our borrowing costs;
•
pending and future U.S. governmental action to address the U.S. debt ceiling and the potential for a United States default on its debt obligations, the impact of budget deficits generally and pending and future U.S. governmental action to address such deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, all of which could materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
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
•
the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber- attacks;
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

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2023	2022	Change
Total revenues	$1,381	$1,074	28.6%
Net income	291	118	146.6%
Operating profit	248	122	103.3%
Operating profit margin under GAAP	18.0%	11.4%	660 bps
EBITDAre and Adjusted EBITDAre ⁽¹⁾	$444	$306	45.1%
Diluted earnings per common share	0.40	0.16	150.0%
NAREIT FFO per diluted share⁽¹⁾	0.54	0.39	38.5%
Adjusted FFO per diluted share⁽¹⁾	0.55	0.39	41.0%

Comparable Hotel Data:
	Quarter ended March 31,
	2023	2022	Change
Comparable hotel revenues ⁽¹⁾	$1,353	$1,010	34.0%
Comparable hotel EBITDA ⁽¹⁾	439	305	43.9%
Comparable hotel EBITDA margin ⁽¹⁾	32.5%	30.3%	220 bps
Comparable hotel Total RevPAR ⁽¹⁾	$365.93	$273.06	34.0%
Comparable hotel RevPAR ⁽¹⁾	217.77	166.12	31.1%

___________

(1)
EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 75 comparable hotels as of March 31, 2023 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.

Operations

Total revenues increased $307 million, or 28.6%, as compared to the first quarter of 2022, due to strong leisure demand at our resort hotels and the recovery of group travel at our convention hotels, although group and business transient room nights have not yet returned to pre-pandemic levels. Comparable hotel RevPAR and Total RevPAR for the first quarter increased 31.1% and 34.0%, respectively, compared to the first quarter of 2022 due to both rate and occupancy growth. The significant improvement was anticipated, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022. In addition, resorts continued to show leisure strength, with an increase in comparable hotel RevPAR of 4.9% driven by occupancy. At the same time, the recovery at our city-center properties allowed for significant improvements at some of the markets lagging in 2022.

Comparable hotel Total RevPAR for all markets exceeded first quarter 2022 levels. The recovery at our city-center properties led the portfolio, as comparable hotel Total RevPAR in our New York, Washington, D.C. and San Francisco/San Jose markets, some of our larger markets by room count, increased by 105.8%, 99.1% and 92.7%, respectively, as these hotels were slower to ramp up in 2022 following the lifting of many of the COVID-19 restrictions. Despite the outsized growth in San Francisco during the first quarter, it remains below 2019 levels. Hotels in Florida and Hawaii recovered from the pandemic quicker than many of our other markets in 2022; therefore, while we still saw Total RevPAR improvements in these markets year-over-year, the increases were less substantial. For example, comparable hotel RevPAR in our Miami market led the portfolio at $501.89; however, this market had the smallest increase in comparable hotel Total RevPAR compared to 2022 with a 5.2% increase. Our Maui/Oahu and Jacksonville markets also experienced smaller growth, with increases in comparable hotel Total RevPAR of 9.3% and 7.1%, respectively.

Our first quarter 2023 results improved when compared to 2022 as follows:

•
Net income increased $173 million;
•
Diluted earnings per share increased $0.24;
•
Adjusted EBITDAre increased $138 million; and
•
Adjusted FFO per diluted share increased $0.16.

For the first quarter of 2023, operating profit margin under GAAP was 18.0% and comparable hotel EBITDA margin was 32.5%, an improvement of 660 basis points and 220 basis points, respectively, benefiting from improvements in rates and occupancy, compared to first quarter of 2022. Margins also benefited from more favorable comparisons to the first quarter of 2022, when hotel operators were still ramping up operations, in addition to improvements in food and beverage profits due to strong group contribution, and continued elevated levels of attrition and cancelation fees.

Outlook

We have continued to experience a significant improvement in revenues and earnings through the first quarter of 2023 and, to date, we have not experienced signs of a weakening in the overall lodging industry. However, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown have created a great deal of uncertainty surrounding operating results for the remainder of 2023. Further improvement in operations will be dependent on the broader macroeconomic environment, which will affect our ability to maintain high-rated business in our resort markets, as well as the continued improvement of group, business transient and international inbound travel. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.

Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 1.2% for 2023, with slight declines in the second and third quarters, while business investment is anticipated to increase 1.4%. The Federal Reserve's current rate hiking monetary policy, aimed at combating persistently high inflation, geopolitical uncertainty, and the recent regional bank failures and liquidity concerns at other financial institutions have led to increased risks and elevated concerns surrounding a potential economic slowdown. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, and geopolitical conflicts.

Hotel supply growth is anticipated to remain below the long-term historical average in 2023. Supply chain challenges have resulted in project delays across the U.S., and recent regional banking stress may create construction financing challenges for future projects. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns abate. While the pandemic had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, leisure travel continues to outperform expectations due to pent-up demand, high personal savings and waning virus fears. We also have seen a significant acceleration in group and business transient demand, leading to improving trends in our city-center markets.

Based on the trends noted and an improved outlook for the remainder of the year, we expect comparable hotel RevPAR growth for the full year 2023 will be between 7.5% and 10.5%. We note that performance in the first quarter of 2022 was negatively impacted by the Omicron variant, resulting in easier comparisons for the first quarter of 2023. We expect performance in the second half of the year will be heavily influenced by the overall macroeconomic environment. Additionally, margins are expected to decline in comparison to 2022 driven by closer to stable staffing levels, higher wages, insurance and utility expenses, lower attrition and cancelation fees, and occupancy below 2019 levels.

As noted above, the current outlook for the lodging industry remains highly uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.

Strategic Initiatives

Dispositions. During the first quarter, we sold The Camby, Autograph Collection for $110 million and recorded a gain on sale of $69 million. In connection with the sale, we provided seller financing of $72 million with up to an additional $12 million available for property improvement plan financing not to exceed a 65% loan to cost ratio.

Capital Projects. During the first quarter of 2023, we spent approximately $51 million on return on investment ("ROI") capital projects, $65 million on renewal and replacement projects, and $30 million on hurricane restoration work. Significant projects completed during the quarter include guestrooms, public space and meeting space renovations at The Westin Georgetown, Washington D.C. and the final phase of guestroom renovations at Marriott Marquis San Diego Marina. In addition, we continued our restoration efforts following Hurricane Ian, for which we estimated the total property damage and remediation costs to be approximately $200 million to $220 million, of which approximately 40% relates to remediation costs. The Hyatt Regency Coconut Point is open to guests, and the final phase of reconstruction, the resort's waterpark, is on-track to reopen mid-June 2023. The Ritz-Carlton, Naples remains closed, and reopening of the guestrooms, suites and amenities, including the new tower expansion, is targeted for July 2023.

We are nearing completion on the Marriott transformational capital program, which began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the furniture fixture and equipment ("FF&E") reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $83 million, before reductions for incentive management fees, to offset expected business disruption.

Approximately 98% of the total estimated costs of the program have been spent as of March 31, 2023. Of the 16 hotels included in the program, we have completed projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021; projects at Boston Marriott Copley Place, the Houston Marriott Medical Center, JW Marriott Houston by the Galleria, and Marina del Rey Marriott in 2022; and projects at the Marriott Marquis San Diego Marina in the first quarter of 2023. We expect the final hotel, Washington Marriott at Metro Center, to be completed in the second quarter of 2023.

For full year 2023, we expect total capital expenditures of $600 million to $725 million, consisting of ROI projects of approximately $250 million to $300 million, renewal and replacement expenditures of $250 million to $300 million, and restoration work for the damage caused by Hurricane Ian of $100 million to $125 million. The ROI projects include approximately $25 million to $35 million for the Marriott transformational capital program discussed above.

Results of Operations

The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2023	2022	Change
Total revenues	$1,381	$1,074	28.6%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,102	929	18.6
Corporate and other expenses	31	23	34.8
Operating profit	248	122	103.3
Interest expense	49	36	36.1
Other gains	69	13	430.8
Benefit for income taxes	2	16	(87.5)

Host Inc.:
Net income attributable to non-controlling interests	4	2	100.0
Net income attributable to Host Inc.	287	116	147.4

Host L.P.:
Net income attributable to non-controlling interests	—	1	(100.0)
Net income attributable to Host L.P.	291	117	148.7

___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses.

Statement of Operations Results and Trends

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2023	2022	Change
Revenues:
Rooms	$820	$655	25.2%
Food and beverage	431	297	45.1
Other	130	122	6.6
Total revenues	$1,381	$1,074	28.6

Operations have improved significantly in the first quarter of 2023 compared to 2022 due to the ongoing recovery of the lodging industry from the COVID-19 pandemic, including the impact of the Omicron variant during the first quarter of 2022. With operations normalizing from the effects of the pandemic, results were also impacted by shifting business and market mix, as well as lost revenues due to the continued closure of The Ritz-Carlton, Naples caused by Hurricane Ian. In addition, the Four Seasons Resort and Residences Jackson Hole, which we acquired in November 2022, contributed $31 million to the growth in revenues in the first quarter of 2023, compared to the negative impact on revenues of $24 million resulting from 2022 and 2023 dispositions.

Rooms. Total rooms revenues increased $165 million, or 25.2%, for the first quarter compared to 2022. Rooms revenues at our comparable hotels increased $191 million, or 31.1%, for the quarter. These increases were due to increases in both average room rates and occupancy.

Food and beverage. Total food and beverage ("F&B") revenues increased $134 million, or 45.1%, for the quarter compared to 2022. Comparable hotel F&B revenues increased $144 million, or 52.2%, for the quarter. These increases were primarily due to strong group contribution with improvements in outlet, banquet and audio-visual revenues as convention hotels continued to recover from the pandemic.

Other revenues. Total other revenues increased $8 million, or 6.6%, for the quarter compared to 2022. At our comparable hotels, other revenues increased $8 million, or 6.7%, for the quarter. These increases were primarily due to an increase in ancillary revenues, including strong golf and spa revenues, driven by improved occupancy levels.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2023	2022	Change
Expenses:
Rooms	$193	$160	20.6%
Food and beverage	269	200	34.5
Other departmental and support expenses	315	273	15.4
Management fees	65	40	62.5
Other property-level expenses	91	84	8.3
Depreciation and amortization	169	172	(1.7)
Total property-level operating expenses	$1,102	$929	18.6

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 56% of these expenses. During the first quarter of 2023, these expenses increased 33% compared to 2022, reflecting an increase in hiring as operations have recovered. In addition, early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as seasonality in certain markets. Hiring pace has since improved, and managers at the majority of our hotels now are operating at desired staffing levels. Wage and benefit rate inflation is expected to be approximately 5% in 2023.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the first quarter of 2023 compared to 2022 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, as follows:

Rooms. Rooms expenses increased $33 million, or 20.6%, for the quarter. Our comparable hotels rooms expenses increased $44 million, or 30.1%, for the quarter. These increases reflect the increase in staffing described above.

Food and beverage. F&B expenses increased $69 million, or 34.5%, for the quarter. For our comparable hotels, F&B expenses increased $79 million, or 43.2%. Overall, F&B costs as a percentage of revenues declined, benefiting from improved banquet revenues and ongoing productivity improvement.

Other departmental and support expenses. Other departmental and support expenses increased $42 million, or 15.4%, for the quarter. On a comparable hotel basis, other departmental and support expenses increased $52 million, or 20.4%, for the quarter. These increases were primarily due to improved operations and an increase in staffing.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $8 million, or 26.7%, for the quarter. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $17 million, or 170.0%, for the quarter. At our comparable hotels, base management fees increased $9 million, or 32.6%, and incentive management fees increased $15 million, or 109.9%, for the quarter. The increase in incentive management fees primarily reflects the improved operations at our properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $7 million, or 8.3%, for the quarter, due to increases in property insurance premiums and rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses also were partially offset by the receipt of operating profit guarantees received from Marriott under the transformational capital program in both 2022 and 2023, with the last of the payments expected to be received in the second quarter of 2023. Other property-level expenses at our comparable hotels increased $11 million, or 13.5%, for the quarter.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2023	2022

General and administrative costs	$21	$18
Non-cash stock-based compensation expense	7	5
Litigation accruals	3	—
Total	$31	$23

Interest expense. Interest expense increased for the quarter due to an increase in interest rates on our floating rate debt. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2023	2022
Cash interest expense ⁽¹⁾	$43	$33
Non-cash interest expense	2	3
Non-cash debt extinguishment costs	1	—
Cash debt extinguishment costs ⁽¹⁾	3	—
Total interest expense	$49	$36

_________

(1)
Including the change in accrued interest, total cash interest paid was $40 million and $28 million for the quarters ended March 31, 2023 and 2022, respectively.

Other gains. Other gains increased $56 million for the quarter, reflecting the sale of The Camby, Autograph Collection in the first quarter of 2023.

Equity in earnings of affiliates. Equity in earnings of affiliates increased $5 million for the quarter to $7 million, consisting of earnings from our investment in the Noble Joint Venture, as well as improved operations at our non-consolidated properties.

Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the first quarter, we recorded an income tax benefit of $2 million, due primarily to the domestic net operating loss incurred by our TRS.

Comparable Hotel RevPAR Overview

Effective January 1, 2023, we have ceased presentation of All Owned Hotel results, and returned to a comparable hotel presentation for our hotel level results. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. We believe this will provide investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures. We have removed Hyatt Regency Coconut Point Resort and Spa and The Ritz-Carlton, Naples from our comparable operations for 2023 due to closures caused by Hurricane Ian. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels.

We also include, following the comparable hotels results, the same operating statistics presentation on an actual basis, which includes results for our portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition. Lastly, we discuss our Hotel RevPAR results by geographic location and mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarters ended March 31, 2023 and 2022, respectively, on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of March 31, 2023		Quarter ended March 31, 2023				Quarter ended March 31, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,033	$643.96	77.9%	$501.89	$862.22	$733.63	70.9%	$520.02	$819.53	(3.5)%	5.2%
Maui/Oahu	4	2,006	605.58	76.2	461.65	700.34	544.76	76.4	416.04	640.84	11.0	9.3
Phoenix	3	1,545	529.55	82.5	436.73	878.14	493.50	73.7	363.49	742.24	20.1	18.3
Florida Gulf Coast	3	941	475.65	84.1	400.16	882.27	482.76	80.0	386.10	759.35	3.6	16.2
Jacksonville	1	446	510.30	67.2	343.06	768.78	532.17	60.5	321.85	718.05	6.6	7.1
Orlando	2	2,448	427.60	76.0	325.11	641.80	458.86	58.1	266.55	488.36	22.0	31.4
Los Angeles/Orange County	3	1,067	296.72	79.9	237.19	353.46	287.84	64.9	186.70	266.13	27.0	32.8
San Diego	3	3,294	282.93	76.9	217.70	422.03	257.75	61.6	158.83	295.65	37.1	42.7
New York	2	2,486	281.95	73.3	206.60	313.90	258.15	41.4	106.99	152.56	93.1	105.8
Austin	2	767	289.30	70.1	202.79	358.95	278.59	61.8	172.23	285.80	17.7	25.6
San Francisco/San Jose	6	4,162	290.85	60.8	176.75	267.55	197.28	45.0	88.73	138.84	99.2	92.7
Washington, D.C. (CBD)	5	3,238	270.57	64.2	173.81	261.11	236.46	38.5	91.13	131.17	90.7	99.1
San Antonio	2	1,512	238.60	70.1	167.19	266.21	188.39	67.3	126.82	197.62	31.8	34.7
New Orleans	1	1,333	221.98	73.0	161.94	238.77	203.99	55.9	113.96	167.80	42.1	42.3
Philadelphia	2	810	207.09	74.2	153.60	239.52	176.60	66.7	117.84	183.75	30.3	30.4
Houston	5	1,942	204.18	73.4	149.81	209.59	179.90	60.9	109.60	149.28	36.7	40.4
Northern Virginia	2	916	227.21	65.6	149.04	225.76	198.70	52.8	104.94	148.86	42.0	51.7
Boston	2	1,496	210.79	69.2	145.84	213.40	181.69	47.6	86.56	112.42	68.5	89.8
Atlanta	2	810	196.79	74.0	145.62	242.65	173.11	66.3	114.76	177.40	26.9	36.8
Seattle	2	1,315	197.72	53.1	105.09	156.16	174.78	35.4	61.83	87.48	70.0	78.5
Chicago	3	1,562	178.91	51.6	92.37	135.28	161.26	40.6	65.54	87.91	40.9	53.9
Denver	3	1,340	171.90	48.7	83.66	114.72	152.03	45.3	68.83	102.89	21.6	11.5
Other	10	3,061	357.65	58.2	208.18	321.87	389.78	51.8	201.81	302.03	3.2	6.6
Domestic	70	39,530	323.40	68.7	222.11	374.23	311.23	54.9	170.92	281.16	29.9	33.1

International	5	1,499	171.05	60.3	103.18	145.42	98.95	39.5	39.12	57.86	163.7	151.3
All Locations	75	41,029	318.49	68.4	217.77	365.93	305.60	54.4	166.12	273.06	31.1	34.0

Results by Location - actual, based on ownership period(1)

	As of March 31,
	2023	2022	Quarter ended March 31, 2023				Quarter ended March 31, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	3	$643.96	77.9%	$501.89	$862.22	$620.11	73.3%	$454.45	$702.36	10.4%	22.8%
Maui/Oahu	4	4	605.58	76.2	461.65	700.34	544.76	76.4	416.04	640.84	11.0	9.3
Phoenix	3	4	506.37	81.9	414.65	815.69	458.96	73.8	338.92	674.47	22.3	20.9
Florida Gulf Coast	5	5	435.50	60.8	264.99	577.81	555.52	74.0	411.06	785.14	(35.5)	(26.4)
Jacksonville	1	1	510.30	67.2	343.06	768.78	532.17	60.5	321.85	718.05	6.6	7.1
Orlando	2	2	427.60	76.0	325.11	641.80	458.86	58.1	266.55	488.36	22.0	31.4
Los Angeles/Orange County	3	3	296.72	79.9	237.19	353.46	287.84	64.9	186.70	266.13	27.0	32.8
San Diego	3	3	282.93	76.9	217.70	422.03	257.75	61.6	158.83	295.65	37.1	42.7
New York	2	3	281.95	73.3	206.60	313.90	228.68	41.2	94.16	129.59	119.4	142.2
Austin	2	2	289.30	70.1	202.79	358.95	278.59	61.8	172.23	285.80	17.7	25.6
San Francisco/San Jose	6	6	290.85	60.8	176.75	267.55	197.28	45.0	88.73	138.84	99.2	92.7
Washington, D.C. (CBD)	5	5	270.57	64.2	173.81	261.11	236.46	38.5	91.13	131.17	90.7	99.1
San Antonio	2	2	238.60	70.1	167.19	266.21	188.39	67.3	126.82	197.62	31.8	34.7
New Orleans	1	1	221.98	73.0	161.94	238.77	203.99	55.9	113.96	167.80	42.1	42.3
Philadelphia	2	2	207.09	74.2	153.60	239.52	176.60	66.7	117.84	183.75	30.3	30.4
Houston	5	5	204.18	73.4	149.81	209.59	179.90	60.9	109.60	149.28	36.7	40.4
Northern Virginia	2	2	227.21	65.6	149.04	225.76	198.70	52.8	104.94	148.86	42.0	51.7
Boston	2	2	210.79	69.2	145.84	213.40	176.81	44.8	79.22	101.27	84.1	110.7
Atlanta	2	2	196.79	74.0	145.62	242.65	173.11	66.3	114.76	177.40	26.9	36.8
Seattle	2	2	197.72	53.1	105.09	156.16	174.78	35.4	61.83	87.48	70.0	78.5
Chicago	3	4	178.91	51.6	92.37	135.28	156.81	40.1	62.93	84.05	46.8	60.9
Denver	3	3	171.90	48.7	83.66	114.72	152.03	45.3	68.83	102.89	21.6	11.5
Other	10	9	357.65	58.2	208.18	321.87	272.54	50.8	138.46	193.54	50.4	66.3
Domestic	72	75	323.61	68.0	220.10	371.64	305.25	54.5	166.48	273.41	32.2	35.9

International	5	5	171.05	60.3	103.18	145.42	98.95	39.5	39.12	57.86	163.7	151.3
All Locations	77	80	318.78	67.7	215.94	363.65	300.20	54.0	162.22	266.25	33.1	36.6

___________

(1) Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 65%, 32%, and 3%, respectively, of our full year 2022 room sales. The information below is derived from business mix data for the 75 comparable hotels as of March 31, 2023. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

The following are the results of our transient, group and contract business:

	Quarter ended March 31, 2023			Quarter ended March 31, 2022
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,332	1,038	159	1,220	648	142
Rooms Revenues (in millions)	$476	$300	$29	$420	$173	$21

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

Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and positioning us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of hotels that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, we were well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. We believe we have sufficient liquidity to fund corporate expenses, capital expenditures and dividends and remain well positioned to execute additional investment transactions to the extent opportunities arise.

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

Capital Resources. As of March 31, 2023, we had $563 million of cash and cash equivalents, $203 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

We currently have a program in place to repurchase Host Inc. common stock. During the first quarter of 2023, we repurchased 3.2 million shares at an average price of $15.65 per share, exclusive of commissions, through this program for a total of $50 million. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. At March 31, 2023, we had $923 million available for repurchase under our program.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes with cash through open market purchases, privately negotiated transactions, a tender offer, or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile, and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements of our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

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

Cash Provided by Operating Activities. In the first quarter of 2023, net cash provided by operating activities was $308 million compared to $261 million for 2022. The $47 million increase in 2023 was primarily driven by improved operations at our hotels compared to the first quarter of 2022.

Cash Used in Investing Activities. Net cash used in investing activities was $105 million during the first quarter of 2023 compared to $92 million for 2022. Cash used in investing activities during the first quarter of 2023 primarily related to $146 million of capital expenditures and investment in our joint ventures. Cash used in investing activities during the first quarter of 2022 primarily related to $122 million of capital expenditures and an investment in a joint venture. Cash provided by investing activities in the first quarters of 2023 and 2022 each includes the sale of one hotel, with 2023 proceeds of $37 million related to the sale of The Camby, Autograph Collection, which is net of a $72 million loan issued to the buyer in connection with the sale.

Cash Used in Financing Activities. In the first quarter of 2023, net cash used in financing activities was $308 million compared to $693 million for 2022. Cash used in financing activities in the first quarter of 2023 primarily related to the payment of common stock dividends and common stock repurchases. In the first quarter of 2022, cash used in financing activities included the repayment of the credit facility revolver.

The following table summarizes significant equity transactions that have been completed through May 3, 2023 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - April	2023	Dividend payments⁽¹⁾⁽²⁾	$(313)
March	2023	Repurchase of 3.2 million shares of Host Inc. common stock	(50)
		Cash payments on equity transactions	$(363)

___________

(1)
In connection with the dividend payments, Host L.P. made distributions of $318 million to its common OP unit holders.
(2)
Includes the fourth quarter 2022 dividend that was paid in January 2023.

Debt

As of March 31, 2023, our total debt was $4.2 billion, with a weighted average interest rate of 4.5% and a weighted average maturity of 5 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.

Financial Covenants

On January 4, 2023, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year, one $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended. The exercise of any extension options is subject to certain various conditions, including the payment of an extension fee. The new credit facility also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points.

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

At March 31, 2023, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.2	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	9.0	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	10.2	x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2023:

	Actual Ratio		Covenant Requirement
Unencumbered assets tests	483%		Minimum ratio of 150%
Total indebtedness to total assets	21%		Maximum ratio of 65%
Secured indebtedness to total assets	1%		Maximum ratio of 40%
EBITDA-to-interest coverage ratio	10.0	x	Minimum ratio of 1.5x

For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2022.

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2023, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On February 15, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.12 per share on Host Inc.'s common stock. The dividend was paid on April 17, 2023 to stockholders as of record on March 31, 2023. All future dividends are subject to Board approval.

Critical Accounting Estimates

Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Comparable Hotel Operating Statistics and Results

Effective January 1, 2023, the Company ceased presentation of All Owned Hotel results and returned to a comparable hotel presentation for its hotel level results. Management believes this provides investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures due to renovations or property damage sustained.

To facilitate a year-to-year comparison of our operations, we present certain operating statistics (i.e., Total RevPAR, RevPAR, average daily rate and average occupancy) and operating results (revenues, expenses, hotel EBITDA and associated margins) for the periods included in our reports on a comparable hotel basis in order to enable our investors to better evaluate our operating performance. We define our comparable hotels as those that: (i) are owned or leased by us as of the reporting date and are not classified as held-for-sale; and (ii) have not sustained substantial property damage or business interruption, or undergone large-scale capital projects, in each case requiring closures lasting one month or longer (as further defined below), during the reporting periods being compared.

We make adjustments to include recent acquisitions to include results for periods prior to our ownership. For these hotels, since the year-over-year comparison includes periods prior to our ownership, the changes will not necessarily correspond to changes in our actual results. Additionally, operating results of hotels that we sell are excluded from the comparable hotel set once the transaction has closed or the hotel is classified as held-for-sale.

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

Of the 77 hotels that we owned as of March 31, 2023, 75 have been classified as comparable hotels. The operating results of the following hotels that we owned as of March 31, 2023 are excluded from comparable hotel results for these periods, due to closure of the property:

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

Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2022 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended March 31,
	2023	2022
Net income	$291	$118
Interest expense	49	36
Depreciation and amortization	169	172
Income taxes	(2)	(16)
EBITDA	507	310
Gain on dispositions⁽¹⁾	(69)	(12)
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(2)
Pro rata EBITDAre of equity investments⁽²⁾	13	10
EBITDAre and Adjusted EBITDAre	$444	$306

___________

(1) Reflects the sale of one hotel in each of the quarters ended March 31, 2023 and 2022.

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

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended March 31,
	2023	2022
Net income	$291	$118
Less: Net income attributable to non-controlling interests	(4)	(2)
Net income attributable to Host Inc.	287	116
Adjustments:
Gain on dispositions⁽¹⁾	(69)	(12)
Depreciation and amortization	168	171
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(2)
Pro rata FFO of equity investments⁽²⁾	10	9
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(1)	(3)
NAREIT FFO	388	279
Adjustments to NAREIT FFO:
Loss on debt extinguishment	4	—
Adjusted FFO	$392	$279

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	714.9	716.1
Diluted earnings per common share	$0.40	$0.16
NAREIT FFO per diluted share	$0.54	$0.39
Adjusted FFO per diluted share	$0.55	$0.39

___________

(1-2) Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(3) Diluted earnings (loss) per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

Comparable Hotel Property Level Operating Results

We present certain operating results for our hotels, such as hotel revenues, expenses, food and beverage profit, and EBITDA (and the related margins), on a comparable hotel, or "same store," basis as supplemental information for our investors. Our comparable hotel results present operating results for our hotels without giving effect to dispositions or properties that experienced closures due to renovations or property damage, as discussed in “Comparable Hotel Operating Statistics and Results” above. We present comparable hotel EBITDA to help us and our investors evaluate the ongoing operating performance of our comparable hotels after removing the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization expense). Corporate-level costs and expenses also are removed to arrive at property-level results. We believe these property-level results provide investors with supplemental information about the ongoing operating performance of our comparable hotels. Comparable hotel results are presented both by location and for our properties in the aggregate. We eliminate from our comparable hotel level operating results severance costs related to broad-based and significant property-level reconfiguration that is not considered to be within the normal course of business, as we believe this elimination provides useful supplemental information that is beneficial to an investor’s understanding of our ongoing operating performance. We also eliminate depreciation and amortization expense because, even though depreciation and amortization expense are property-level expenses, these non-cash expenses, which are based on historical cost accounting for real estate assets, implicitly assume that the value of real estate assets diminishes predictably over time. As noted earlier, because real estate values historically have risen or fallen with market conditions, many real estate industry investors have considered presentation of historical cost accounting for operating results to be insufficient.

Because of the elimination of corporate-level costs and expenses, gains or losses on disposition, certain severance expenses and depreciation and amortization expense, the comparable hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.

We present these hotel operating results on a comparable hotel basis because we believe that doing so provides investors and management with useful information for evaluating the period-to-period performance of our hotels and facilitates comparisons with other hotel REITs and hotel owners. In particular, these measures assist management and investors in distinguishing whether increases or decreases in revenues and/or expenses are due to growth or decline of operations at comparable hotels (which represent the vast majority of our portfolio) or from other factors. While management believes that presentation of comparable hotel results is a supplemental measure that provides useful information in evaluating our ongoing performance, this measure is not used to allocate resources or to assess the operating performance of each of our hotels, as these decisions are based on data for individual hotels and are not based on comparable hotel results in the aggregate. For these reasons, we believe comparable hotel operating results, when combined with the presentation of GAAP operating profit, revenues and expenses, provide useful information to investors and management.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended March 31,
	2023	2022
Number of hotels	75	75
Number of rooms	41,029	41,029
Change in comparable hotel Total RevPAR	34.0%	—
Change in comparable hotel RevPAR	31.1%	—
Operating profit margin⁽¹⁾	18.0%	11.4%
Comparable hotel EBITDA margin⁽¹⁾	32.5%	30.3%
Food and beverage profit margin⁽¹⁾	37.6%	32.7%
Comparable hotel food and beverage profit margin⁽¹⁾	37.6%	33.6%

Net income	$291	$118
Depreciation and amortization	169	172
Interest expense	49	36
Benefit for income taxes	(2)	(16)
Gain on sale of property and corporate level income/expense	(59)	7
Severance expense at hotel properties	—	2
Property transaction adjustments⁽²⁾	(3)	19
Non-comparable hotel results, net⁽³⁾	(6)	(33)
Comparable hotel EBITDA	$439	$305

___________

(1) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended March 31, 2023					Quarter ended March 31, 2022
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Severance at hotel properties	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$820	$(5)	$(10)	$—	$805	$655	$—	$(5)	$(36)	$—	$614
Food and beverage	431	(2)	(9)	—	420	297	—	3	(24)	—	276
Other	130	—	(2)	—	128	122	—	4	(6)	—	120
Total revenues	1,381	(7)	(21)	—	1,353	1,074	—	2	(66)	—	1,010
Expenses
Room	193	(1)	(2)	—	190	160	—	(10)	(4)	—	146
Food and beverage	269	(1)	(6)	—	262	200	—	(2)	(15)	—	183
Other	471	(2)	(7)	—	462	397	(2)	(5)	(14)	—	376
Depreciation and amortization	169	—	—	(169)	—	172	—	—	—	(172)	—
Corporate and other expenses	31	—	—	(31)	—	23	—	—	—	(23)	—
Total expenses	1,133	(4)	(15)	(200)	914	952	(2)	(17)	(33)	(195)	705
Operating Profit - Comparable hotel EBITDA	$248	$(3)	$(6)	$200	$439	$122	$2	$19	$(33)	$195	$305

(2) Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of March 31, 2023, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2023.

(3) Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds relating to events that occurred while the hotels were classified as non-comparable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All information in this section applies to both Host Inc. and Host L.P.

Interest Rate Sensitivity

As of March 31, 2023 and December 31, 2022, 76% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk, and are not for trading purposes. As of March 31, 2023, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first quarter of 2023. We currently have three foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($75 million), which will mature in August and September 2023. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities (Host Hotels & Resorts, Inc.)

On August 3, 2022, the Board of Directors authorized an increase in the amount authorized under the Company’s share repurchase program from the existing $371 remaining available to $1 billion. The common stock may be purchased from time to time depending upon market conditions and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion.

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	—	$—	—	$973
February 1, 2023 – February 28, 2023	—	—	—	973
March 1, 2023 – March 31, 2023	3,190,047	15.65	3,190,047	923
Total	3,190,047	$15.65	3,190,047	$923

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2023 – January 31, 2023	23,556	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
February 1, 2023 – February 28, 2023	21,859	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2023 – March 31, 2023	3,167,102	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	3,212,517			—	—
___________

* Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.

** Reflects (i) 3,122,923 common OP units repurchased to fund the repurchase by Host Inc. of 3,190,047 shares of common stock as part of its publicly announced share repurchase program, and (ii) 44,179 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

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

3.2

Amended and Restated Bylaws of Host Hotels & Resorts, Inc., effective as of February 8, 2023 (incorporated by reference to Exhibit 3.2 of Host Hotels & Resorts, Inc.’s Current Report on Form 8-K filed on February 13, 2023).

10.	Material Contracts

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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

May 5, 2023	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

May 5, 2023	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.