Form 10-Q
period 2023-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2023-08-04
CIK 1070750, 1061937

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2023

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

As of August 2, 2023, there were 711,604,872 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

(in millions, except share and per share amounts)

	June 30, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,717	$9,748
Right-of-use assets	555	556
Due from managers	87	94
Advances to and investments in affiliates	144	132
Furniture, fixtures and equipment replacement fund	213	200
Notes receivable	485	413
Other	362	459
Cash and cash equivalents	802	667
Total assets	$12,365	$12,269

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,117	$3,115
Credit facility, including the term loans of $997 and $998, respectively	987	994
Mortgage and other debt	106	106
Total debt	4,210	4,215
Lease liabilities	567	568
Accounts payable and accrued expenses	209	372
Due to managers	67	67
Other	167	168
Total liabilities	5,220	5,390

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	168	164

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 711.4 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,671	7,717
Accumulated other comprehensive loss	(70)	(75)
Deficit	(636)	(939)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,972	6,710
Non-redeemable non-controlling interests—other consolidated partnerships	5	5
Total equity	6,977	6,715
Total liabilities, non-controlling interests and equity	$12,365	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
REVENUES
Rooms	$850	$850	$1,670	$1,505
Food and beverage	415	405	846	702
Other	128	126	258	248
Total revenues	1,393	1,381	2,774	2,455
EXPENSES
Rooms	201	189	394	349
Food and beverage	263	245	532	445
Other departmental and support expenses	323	300	638	573
Management fees	69	62	134	102
Other property-level expenses	93	78	184	162
Depreciation and amortization	168	162	337	334
Corporate and other expenses	30	25	61	48
Gain on insurance and business interruption settlements	(3)	(7)	(3)	(7)
Total operating costs and expenses	1,144	1,054	2,277	2,006
OPERATING PROFIT	249	327	497	449
Interest income	20	6	34	7
Interest expense	(45)	(37)	(94)	(73)
Other gains	—	1	69	14
Equity in earnings of affiliates	4	2	11	4
INCOME BEFORE INCOME TAXES	228	299	517	401
Provision for income taxes	(14)	(39)	(12)	(23)
NET INCOME	214	260	505	378
Less: Net income attributable to non-controlling interests	(4)	(4)	(8)	(6)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$210	$256	$497	$372
Basic earnings per common share	$0.30	$0.36	$0.70	$0.52
Diluted earnings per common share	$0.29	$0.36	$0.70	$0.52

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
NET INCOME	$214	$260	$505	$378
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	4	(6)	6	1
Change in fair value of derivative instruments	(1)	1	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(5)	5	2
COMPREHENSIVE INCOME	217	255	510	380
Less: Comprehensive income attributable to non-controlling interests	(4)	(4)	(8)	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$213	$251	$502	$374

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions)

	Year-to-date ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$505	$378
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	337	334
Amortization of finance costs, discounts and premiums, net	5	5
Loss on extinguishment of debt	4	—
Stock compensation expense	13	10
Other gains	(69)	(14)
Gain on property insurance settlement	—	(6)
Equity in earnings of affiliates	(11)	(4)
Change in due from/to managers	3	(53)
Distributions from investments in affiliates	18	20
Property insurance proceeds - remediation costs	83	—
Changes in other assets	16	43
Changes in other liabilities	(84)	(5)
Net cash provided by operating activities	820	708

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	217
Advances to and investments in affiliates	(20)	(44)
Capital expenditures:
Renewals and replacements	(226)	(78)
Return on investment	(97)	(162)
Property insurance proceeds	34	7
Net cash used in investing activities	(275)	(60)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Debt extinguishment costs	(3)	—
Common stock repurchases	(50)	—
Dividends on common stock	(313)	(21)
Distributions and payments to non-controlling interests	(6)	—
Other financing activities	(13)	(10)
Net cash used in financing activities	(396)	(715)
Effects of exchange rate changes on cash held	2	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	151	(68)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,025	$885

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2023 and 2022

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$802	$699
Restricted cash (included in other assets)	10	7
Cash included in furniture, fixtures and equipment replacement fund	213	179
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,025	$885

The following table presents cash paid (received) for the following:

	Year-to-date ended June 30,
	2023	2022
Total interest paid	$90	$69
Income taxes paid (refunds received)	$2	$(7)

Supplemental schedule of noncash investing and financing activities:

In connection with the sales of The Camby, Autograph Collection in March 2023, the Sheraton Boston Hotel in February 2022, and the Sheraton New York Times Square Hotel in April 2022, we issued loans to the buyers for $72 million, $163 million, and $250 million, respectively. The proceeds received from the sales are net of the loans.

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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2023 and December 31, 2022

(in millions)

	June 30, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,717	$9,748
Right-of-use assets	555	556
Due from managers	87	94
Advances to and investments in affiliates	144	132
Furniture, fixtures and equipment replacement fund	213	200
Notes receivable	485	413
Other	362	459
Cash and cash equivalents	802	667
Total assets	$12,365	$12,269

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,117	$3,115
Credit facility, including the term loans of $997 and $998, respectively	987	994
Mortgage and other debt	106	106
Total debt	4,210	4,215
Lease liabilities	567	568
Accounts payable and accrued expenses	209	372
Due to managers	67	67
Other	167	168
Total liabilities	5,220	5,390

Limited partnership interests of third parties	168	164

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	7,041	6,784
Accumulated other comprehensive loss	(70)	(75)
Total Host Hotels & Resorts, L.P. capital	6,972	6,710
Non-controlling interests—consolidated partnerships	5	5
Total capital	6,977	6,715
Total liabilities, limited partnership interests of third parties and capital	$12,365	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Quarter and Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
REVENUES
Rooms	$850	$850	$1,670	$1,505
Food and beverage	415	405	846	702
Other	128	126	258	248
Total revenues	1,393	1,381	2,774	2,455
EXPENSES
Rooms	201	189	394	349
Food and beverage	263	245	532	445
Other departmental and support expenses	323	300	638	573
Management fees	69	62	134	102
Other property-level expenses	93	78	184	162
Depreciation and amortization	168	162	337	334
Corporate and other expenses	30	25	61	48
Gain on insurance and business interruption settlements	(3)	(7)	(3)	(7)
Total operating costs and expenses	1,144	1,054	2,277	2,006
OPERATING PROFIT	249	327	497	449
Interest income	20	6	34	7
Interest expense	(45)	(37)	(94)	(73)
Other gains	—	1	69	14
Equity in earnings of affiliates	4	2	11	4
INCOME BEFORE INCOME TAXES	228	299	517	401
Provision for income taxes	(14)	(39)	(12)	(23)
NET INCOME	214	260	505	378
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(1)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$213	$261	$504	$378
Basic earnings per common unit	$0.30	$0.37	$0.71	$0.53
Diluted earnings per common unit	$0.30	$0.37	$0.71	$0.53

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Quarter and Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
NET INCOME	$214	$260	$505	$378
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	4	(6)	6	1
Change in fair value of derivative instruments	(1)	1	(1)	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(5)	5	2
COMPREHENSIVE INCOME	217	255	510	380
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	1	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$216	$256	$509	$380

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Year-to-date ended June 30, 2023 and 2022

(unaudited, in millions)

	Year-to-date ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$505	$378
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	337	334
Amortization of finance costs, discounts and premiums, net	5	5
Loss on extinguishment of debt	4	—
Stock compensation expense	13	10
Other gains	(69)	(14)
Gain on property insurance settlement	—	(6)
Equity in earnings of affiliates	(11)	(4)
Change in due from/to managers	3	(53)
Distributions from investments in affiliates	18	20
Property insurance proceeds - remediation costs	83	—
Changes in other assets	16	43
Changes in other liabilities	(84)	(5)
Net cash provided by operating activities	820	708

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	217
Advances to and investments in affiliates	(20)	(44)
Capital expenditures:
Renewals and replacements	(226)	(78)
Return on investment	(97)	(162)
Property insurance proceeds	34	7
Net cash used in investing activities	(275)	(60)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Debt extinguishment costs	(3)	—
Repurchase of common OP units	(50)	—
Distributions on common OP units	(318)	(21)
Distributions and payments to non-controlling interests	(1)	—
Other financing activities	(13)	(10)
Net cash used in financing activities	(396)	(715)
Effects of exchange rate changes on cash held	2	(1)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	151	(68)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,025	$885

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

Year-to-date ended June 30, 2023 and 2022

(unaudited)

Supplemental disclosure of cash flow information (in millions):

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2023	June 30, 2022
Cash and cash equivalents	$802	$699
Restricted cash (included in other assets)	10	7
Cash included in furniture, fixtures and equipment replacement fund	213	179
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,025	$885

The following table presents cash paid (received) for the following:

	Year-to-date ended June 30,
	2023	2022
Total interest paid	$90	$69
Income taxes paid (refunds received)	$2	$(7)

Supplemental schedule of noncash investing and financing activities:

In connection with the sales of The Camby, Autograph Collection in March 2023, the Sheraton Boston Hotel in February 2022, and the Sheraton New York Times Square Hotel in April 2022, we issued loans to the buyers for $72 million, $163 million, and $250 million, respectively. The proceeds received from the sales are net of the loans.

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

Description of Business

Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc., and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2023, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.

Consolidated Portfolio

As of June 30, 2023, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2023, and the results of our operations for the quarter and year-to-date periods ended June 30, 2023 and 2022, respectively, and cash flows for the year-to-date periods ended June 30, 2023 and 2022, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.

Four of the partnerships in which we own an interest are considered variable interest entities ("VIEs"), as the general partner of these partnerships maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of the limited partner interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and two unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 19%. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	Earnings Per Common Share (Unit)

Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such granted shares, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. We have 9.8 million Host L.P. common units, which are convertible into 10.0 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Net income	$214	$260	$505	$378
Less: Net income attributable to non-controlling interests	(4)	(4)	(8)	(6)
Net income attributable to Host Inc.	$210	$256	$497	$372

Basic weighted average shares outstanding	711.3	714.8	712.3	714.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.9	2.2	1.9	2.2
Diluted weighted average shares outstanding	713.2	717.0	714.2	716.8
Basic earnings per common share	$0.30	$0.36	$0.70	$0.52
Diluted earnings per common share	$0.29	$0.36	$0.70	$0.52

The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Net income	$214	$260	$505	$378
Less: Net (income) loss attributable to non-controlling interests	(1)	1	(1)	—
Net income attributable to Host L.P.	$213	$261	$504	$378

Basic weighted average units outstanding	706.3	710.0	707.3	709.5
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.8	2.2	1.8	2.1
Diluted weighted average units outstanding	708.1	712.2	709.1	711.6
Basic earnings per common unit	$0.30	$0.37	$0.71	$0.53
Diluted earnings per common unit	$0.30	$0.37	$0.71	$0.53

4.	Revenue

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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Disaggregation of Revenues. While we do not consider the following disclosure of hotel revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 8 – Geographic Information.

By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2023	2022	2023	2022
Orlando	$121	$129	$262	$237
San Diego	130	118	255	205
Maui/Oahu	124	126	250	242
Phoenix	92	101	221	212
San Francisco/San Jose	88	90	188	142
Washington, D.C. (Central Business District)	102	92	178	130
Florida Gulf Coast	71	100	167	231
New York	96	93	166	143
Miami	63	69	146	152
Houston	36	31	73	57
Boston	42	30	71	48
Jacksonville	39	39	70	68
Los Angeles/Orange County	34	35	68	60
San Antonio	30	29	66	56
Chicago	43	39	62	53
New Orleans	29	29	58	49
Austin	23	26	48	46
Seattle	29	27	47	37
Northern Virginia	24	23	43	35
Philadelphia	25	23	42	36
Denver	23	24	37	36
Atlanta	17	17	35	30
Other	86	72	176	123
Domestic	1,367	1,362	2,729	2,428
International	26	19	45	27
Total	$1,393	$1,381	$2,774	$2,455

5.	Property and Equipment

Property and equipment consists of the following (in millions):

	June 30, 2023	December 31, 2022
Land and land improvements	$2,012	$2,020
Buildings and leasehold improvements	13,919	13,849
Furniture and equipment	2,247	2,249
Construction in progress	403	313
	18,581	18,431
Less accumulated depreciation and amortization	(8,864)	(8,683)
	$9,717	$9,748

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.

The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	497	1	498	7
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	4	—
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Dividends declared on common stock	—	—	—	(194)	—	(194)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(3)
Other comprehensive income	—	—	5	—	—	5	—
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2023	$7	$7,663	$(73)	$(739)	$5	$6,863	$167
Net income	—	—	—	210	1	211	3
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(107)	—	(107)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Other comprehensive income	—	—	3	—	—	3	—
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	372	—	372	6
Issuance of common stock for comprehensive stock plans, net	—	3	—	—	—	3	—
Dividends declared on common stock	—	—	—	(65)	—	(65)	—
Issuance of common OP units	—	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	24	—	—	—	24	(24)
Other comprehensive income	—	—	2	—	—	2	—
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2022	$7	$7,680	$(69)	$(1,098)	$5	$6,525	$203
Net income (loss)	—	—	—	256	(1)	255	5
Issuance of common stock for comprehensive stock plans, net	—	12	—	—	—	12	—
Dividends declared on common stock	—	—	—	(43)	—	(43)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	37	—	—	1	38	(44)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163

Capital of Host L.P.

As of June 30, 2023, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.

In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	497	—	1	498	7
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	4	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Distributions declared on common OP units	—	(194)	—	—	(194)	(3)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Other comprehensive income	—	—	5	—	5	—
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2023	$1	$6,930	$(73)	$5	$6,863	$167
Net income	—	210	—	1	211	3
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(107)	—	—	(107)	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Other comprehensive income	—	—	3	—	3	—
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	372	—	—	372	6
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	3	—	—	3	—
Distributions declared on common OP units	—	(65)	—	—	(65)	(1)
Issuance of common OP units	—	—	—	—	—	56
Changes in ownership and other	—	24	—	—	24	(24)
Other comprehensive income	—	—	2	—	2	—
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2022	$1	$6,588	$(69)	$5	$6,525	$203
Net income (loss)	—	256	—	(1)	255	5
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	12	—	—	12	—
Distributions declared on common OP units	—	(43)	—	—	(43)	(1)
Changes in ownership and other	—	37	—	1	38	(44)
Other comprehensive loss	—	—	(5)	—	(5)	—
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163

Share Repurchases

During the first quarter of 2023, we repurchased 3.2 million shares at an average price of $15.65 per share, exclusive of commissions, through our common share repurchase program for a total of $50 million. There were no share repurchases in the second quarter of 2023. As of June 30, 2023, there was $923 million available for repurchase under our common share repurchase program.

Issuance of Common Stock

On May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the first half of 2023. As of June 30, 2023, there was $600 million of remaining capacity under the agreement.

Dividends/Distributions

On June 14, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.15 per share on its common stock. The dividend was paid on July 17, 2023 to stockholders of record as of June 30, 2023. Accordingly, Host L.P. made a distribution of $0.1532241 per unit on its common OP units based on the current conversion ratio.

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

The fair value of certain financial assets and financial liabilities is shown below (in millions):

	June 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$485	$483	$413	$404
Financial liabilities
Senior notes (Level 1)	3,117	2,815	3,115	2,768
Credit facility (Level 2)	987	1,000	994	1,000
Mortgage debt (Level 2)	101	87	102	95

Notes receivable consists of three loans issued to the buyers in connection with the sales of The Camby, Autograph Collection, the Sheraton Boston Hotel and the Sheraton New York Times Square Hotel. The loan to the buyer of the Sheraton Boston Hotel matured on August 1, 2023. We entered into a forbearance agreement with the buyer on August 1, 2023, by which we will forbear exercising our remedies until September 30, 2023. In exchange, the all-in interest rate on the loan was increased from 6.5% to 12% and the buyer made a principal paydown of 10% of the outstanding principal balance, among other consideration.
E

8.	Geographic Information

We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2023. There were no intersegment sales during the periods presented.

The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30,	December 31,
	2023	2022	2023	2022	2023	2022
United States	$1,367	$1,362	$2,729	$2,428	$9,645	$9,678
Brazil	5	3	11	7	37	33
Canada	21	16	34	20	35	37
Total	$1,393	$1,381	$2,774	$2,455	$9,717	$9,748

9.	Non-controlling Interests

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

The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	June 30, 2023	December 31, 2022
Common OP units outstanding (millions)	9.8	10.0
Market price per Host Inc. common share	$16.83	$16.05
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$168	$164
Historical cost (millions)	99	97
Book value (millions) ⁽¹⁾	168	164

___________

(1) The book value recorded is equal to the greater of redemption value or historical cost.

Other Consolidated Partnerships. As of June 30, 2023, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $5 million as of both June 30, 2023 and December 31, 2022.

10.	Contingencies

While the majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, the most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. The Hyatt Regency Coconut Point reopened to guests in November 2022, and the final phase of reconstruction, the resort's waterpark, was completed in June 2023. On July 6, 2023, The Ritz-Carlton, Naples reopened the guestrooms, suites and amenities, including the new tower expansion.

We are still evaluating the complete property and business interruption impacts of the storm. During the second quarter of 2023, we recorded an additional $25 million of property damage and remediation costs, increasing our total estimate to $130 million. We have recorded a corresponding insurance receivable of $130 million. As of June 30, 2023, we have received $113 million of property insurance proceeds related to these claims, reducing the receivable to $17 million. Our expected potential insurance recovery is $310 million for covered costs, including the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that this coverage will be sufficient to cover the entirety of the impact from the storm.

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

Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2023 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
•
pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, all of which could materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
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
•
the growth of third-party internet and other travel intermediaries in attracting and retaining customers which compete with our hotels;
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

Operating Results and Outlook

Operating Results

The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,			Year-to-date ended June 30,
	2023	2022	Change	2023	2022	Change
Total revenues	$1,393	$1,381	0.9%	$2,774	$2,455	13.0%
Net income	214	260	(17.7)%	505	378	33.6%
Operating profit	249	327	(23.9)%	497	449	10.7%
Operating profit margin under GAAP	17.9%	23.7%	(580 bps)	17.9%	18.3%	(40 bps)
EBITDAre⁽¹⁾	$446	$506	(11.9)%	$890	$812	9.6%
Adjusted EBITDAre⁽¹⁾	446	500	(10.8)%	890	806	10.4%
Diluted earnings per common share	0.29	0.36	(19.4)%	0.70	0.52	34.6%
NAREIT FFO per diluted share⁽¹⁾	0.53	0.58	(8.6)%	1.07	0.97	10.3%
Adjusted FFO per diluted share⁽¹⁾	0.53	0.58	(8.6)%	1.08	0.97	11.3%

Comparable Hotel Data:
	Quarter ended June 30,			Year-to-date ended June 30,
	2023	2022	Change	2023	2022	Change
Comparable hotel revenues ⁽¹⁾	$1,375	$1,324	3.9%	$2,728	$2,334	16.9%
Comparable hotel EBITDA ⁽¹⁾	449	490	(8.4)%	888	795	11.7%
Comparable hotel EBITDA margin ⁽¹⁾	32.7%	37.1%	(440 bps)	32.6%	34.1%	(150 bps)
Comparable hotel Total RevPAR ⁽¹⁾	$367.54	$353.95	3.8%	$366.74	$313.73	16.9%
Comparable hotel RevPAR ⁽¹⁾	225.12	219.23	2.7%	221.46	192.82	14.9%

___________

(1)
EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 75 comparable hotels as of June 30, 2023 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.

Operations

Total revenues increased $12 million, or 0.9%, and $319 million, or 13.0%, as compared to the second quarter of 2022 and year-to-date 2022, respectively, driven by improvements in group business and continued strength in rates for the portfolio overall, despite some moderation at our resort properties. In the second quarter, the growth was offset by moderating transient demand in the San Francisco and Seattle markets and resort hotels, as well as elevated outbound travel without a corresponding increase in international inbound travel. Comparable hotel RevPAR and comparable hotel Total RevPAR for the second quarter increased 2.7% and 3.8%, respectively, compared to the second quarter of 2022, primarily due to rate growth. Year-to-date, comparable hotel RevPAR and comparable hotel Total RevPAR increased 14.9% and 16.9%, respectively, compared to 2022. The significant improvement year-to-date was buoyed by first quarter 2023 results, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022. In addition, the recovery at our city-center properties during the first half of 2023 allowed for significant improvements at some of the markets such as New York, Washington, D.C. and Boston that lagged in 2022.

The recovery at our city-center properties led the portfolio, as comparable hotel Total RevPAR in our Boston, Houston and Chicago markets increased by 39.3%, 18.3% and 16.3%, respectively, in the second quarter, primarily driven by transient rate and city-wide events. Hotels in our Washington, D.C., San Diego and New York markets, some of our larger markets by room counts, also outperformed our portfolio with comparable hotel Total RevPAR increases of 11.0%, 10.4% and 10.0%, respectively. These strong performances were offset by comparable hotel Total RevPAR declines at our Austin, Miami and Orlando markets of 14.5%, 7.3% and 6.6%, respectively. The declines were driven primarily by decreases in transient demand, while Austin also experienced a decline in short-term group demand in the second quarter.

Our second quarter 2023 results when compared to 2022 are as follows:

•
Net income decreased $46 million for the quarter and increased $127 million year-to-date;
•
Diluted earnings per share decreased $0.07 for the quarter and increased $0.18 year-to-date;
•
Adjusted EBITDAre decreased $54 million for the quarter and increased $84 million year-to-date; and
•
Adjusted FFO per diluted share decreased $0.05 for the quarter and increased $0.11 year-to-date.

For the second quarter of 2023, operating profit margin under GAAP was 17.9% and comparable hotel EBITDA margin was 32.7%, a decrease of 580 basis points and 440 basis points, respectively, due to closer to stable staffing levels and higher wages, insurance and utility expenses, compared to second quarter of 2022. Year-to-date, operating profit margin under GAAP was 17.9% and comparable hotel EBITDA margin was 32.6%, a decrease of 40 basis points and 150 basis points, respectively.

Outlook

Although we have not experienced significant signs of a weakening in the overall lodging industry, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown have created uncertainty around operating results for the remainder of 2023. Further improvement in operations will be dependent on the broader macroeconomic environment, which will affect our ability to maintain high-rated business in our resort markets, as well as the continued improvement of group, business transient and international inbound travel. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.

Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 1.6% for 2023, with a slight decline in the fourth quarter, while business investment is anticipated to increase 2.1%. Inflation has eased but remains above the Federal Reserve's target of 2%. Monetary policy, geopolitical uncertainty, and liquidity concerns at financial institutions has led to ongoing concerns surrounding a potential economic slowdown over the next 12 months. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, and geopolitical conflicts.

Hotel supply growth is anticipated to remain below the long-term historical average in 2023. Supply chain challenges have resulted in project delays across the U.S., and regional banking stress has created construction financing challenges for future projects. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns abate. While the pandemic had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets, where a majority of our hotels are located, our hotels have been able to maintain rates even as leisure travel moderates. We also have seen steady increases in group business and a gradual recovery in business transient demand in 2023. However, transient demand has moderated in the San Francisco and Seattle markets, as well as at resort hotels in recent months.

Based on the trends noted above, we expect comparable hotel RevPAR growth for the full year 2023 will be between 7.0% and 9.0%.

As noted above, the current outlook for the lodging industry remains highly uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.

Strategic Initiatives

Capital Projects. During the first half of 2023, we spent approximately $97 million on return on investment ("ROI") capital projects, $133 million on renewal and replacement projects, and $93 million on hurricane restoration work. Significant projects completed during the second quarter include the renovation of rooms and public spaces at the final hotel in the Marriott transformational capital program, the Washington Marriott at Metro Center. In addition, we continued our restoration efforts following Hurricane Ian, for which we estimate the total property reconstruction and remediation costs, including significant enhancements, to be approximately $260 million to $285 million of which approximately 35% relates to remediation costs. The Ritz-Carlton, Naples reopened on July 6, 2023, including the guestrooms, suites and amenities, and the new tower expansion. The Hyatt Regency Coconut Point Resort and Spa reopened to guests in November 2022, and the final phase of reconstruction, the resort's waterpark, was completed in June 2023.

We have completed the Marriott transformational capital program, which began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the furniture fixture and equipment ("FF&E") reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and operating profit guarantees of $83 million, before reductions for incentive management fees, to offset expected business disruption.

The Marriott transformational capital program included projects at 16 hotels, which were completed as follows: projects at Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021; projects at Boston Marriott Copley Place, the Houston Marriott Medical Center, JW Marriott Houston by the Galleria, and Marina del Rey Marriott in 2022; and projects at the Marriott Marquis San Diego Marina and Washington Marriott at Metro Center in 2023.

For full year 2023, we expect total capital expenditures of $625 million to $725 million, consisting of ROI projects of approximately $225 million to $250 million, renewal and replacement expenditures of $275 million to $300 million, and restoration work for the damage caused by Hurricane Ian of $125 million to $175 million. The ROI projects include approximately $25 million to $30 million for the Marriott transformational capital program discussed above.

Results of Operations

The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2023	2022	Change	2023	2022	Change
Total revenues	$1,393	$1,381	0.9%	$2,774	$2,455	13.0%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,117	1,036	7.8	2,219	1,965	12.9
Corporate and other expenses	30	25	20.0	61	48	27.1
Gain on insurance and business interruption settlements	3	7	(57.1)	3	7	(57.1)
Operating profit	249	327	(23.9)	497	449	10.7
Interest expense	45	37	21.6	94	73	28.8
Other gains	—	1	(100.0)	69	14	392.9
Provision for income taxes	14	39	(64.1)	12	23	(47.8)

Host Inc.:
Net income attributable to non-controlling interests	4	4	—	8	6	33.3
Net income attributable to Host Inc.	210	256	(18.0)	497	372	33.6

Host L.P.:
Net income (loss) attributable to non-controlling interests	1	(1)	N/M	1	—	N/M
Net income attributable to Host L.P.	213	261	(18.4)	504	378	33.3

___________

(1) Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.

N/M=Not meaningful.

Statement of Operations Results and Trends

Hotel Sales Overview

The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Rooms	$850	$850	—	$1,670	$1,505	11.0%
Food and beverage	415	405	2.5%	846	702	20.5
Other	128	126	1.6	258	248	4.0
Total revenues	$1,393	$1,381	0.9	$2,774	$2,455	13.0

Second quarter total revenues improved 0.9% over 2022 reflecting improvements in group business and continued strength in rates for the portfolio overall, despite some moderation at our resort properties. In the second quarter, the growth was offset by moderating transient demand in the San Francisco and Seattle markets and resort hotels and elevated international outbound travel without a corresponding increase in international inbound travel. Year-to-date revenue improvement benefitted from easier comparisons to 2022, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022 as noted previously. Operations in the second quarter and year-to-date 2023 in comparison to 2022 were impacted by lost revenues due to the closure of The Ritz-Carlton, Naples caused by Hurricane Ian, which reopened on July 6, 2023. In addition, the Four Seasons Resort and Residences Jackson Hole, which we acquired in November 2022, contributed $11 million and $42 million to the growth in revenues for the second quarter and year-to-date 2023, respectively, compared to the negative impact on revenues resulting from 2022 and 2023 dispositions of $15 million and $40 million, for the second quarter and year-to-date 2023, respectively.

Rooms. Total rooms revenues were flat for the second quarter and increased $165 million, or 11.0%, year-to-date, compared to 2022. The results reflect the increases at our comparable hotels of $22 million, or 2.7%, and $212 million, or 14.8%, for the second quarter and year-to-date, respectively, driven by strong average room rates, which remain above 2019, but have started to moderate. The increases in revenues at our comparable hotels were partially offset by lost revenues from dispositions and the closure of The Ritz-Carlton, Naples, which is included in non-comparable hotels, caused by Hurricane Ian as noted above.

Food and beverage. Total food and beverage ("F&B") revenues increased $10 million, or 2.5%, and $144 million, or 20.5%, for the quarter and year-to-date, respectively, compared to 2022. The improvements reflect the increases at our comparable hotels of $22 million, or 5.7%, and $166 million, or 25.2%, for the quarter and year-to-date, respectively, primarily driven by improvements in banquet and audio-visual revenues at convention hotels, as well as increased outlet spend per occupied room across our portfolio. Similar to rooms revenues, the increases in F&B revenues from our comparable hotels were partially offset by lost revenues from dispositions and the closure of The Ritz-Carlton, Naples, which is included in non-comparable hotels, caused by Hurricane Ian as noted above.

Other revenues. Total other revenues increased $2 million, or 1.6%, and $10 million, or 4.0%, for the quarter and year-to-date, respectively, compared to 2022. The improvements reflect the increases at our comparable hotels of $7 million, or 5.8%, and $16 million, or 6.7%, for the quarter and year-to-date, respectively, primarily due to an increase in ancillary revenues from improved occupancy levels and continued strong golf and spa revenues.

Property-level Operating Expenses

The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2023	2022	Change	2023	2022	Change
Expenses:
Rooms	$201	$189	6.3%	$394	$349	12.9%
Food and beverage	263	245	7.3	532	445	19.6
Other departmental and support expenses	323	300	7.7	638	573	11.3
Management fees	69	62	11.3	134	102	31.4
Other property-level expenses	93	78	19.2	184	162	13.6
Depreciation and amortization	168	162	3.7	337	334	0.9
Total property-level operating expenses	$1,117	$1,036	7.8	$2,219	$1,965	12.9

Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 56% of these expenses. For the second quarter and year-to-date 2023, these expenses increased 13%, and 22%, respectively, compared to 2022, reflecting an increase in hiring as operations have recovered. In addition, early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as seasonality in certain markets. Specifically, in the second quarter of 2022, the significant acceleration in demand further challenged the ability of our hotels managers to increase hotel staffing commensurate with the increase in demand. Hiring pace has since improved, and managers at the majority of our hotels now are operating at desired staffing levels. Wage and benefit rate inflation is expected to be approximately 5% in 2023.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the second quarter and year-to-date 2023 compared to 2022 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, and an increase in staffing, as follows:

Rooms. Rooms expenses increased $12 million, or 6.3%, and $45 million, or 12.9%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $16 million, or 8.7%, and $62 million, or 19.0%, for the quarter and year-to-date, respectively. These increases reflect the increase in staffing described above.

Food and beverage. F&B expenses increased $18 million, or 7.3%, and $87 million, or 19.6%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $25 million, or 10.8%, and $103 million, or 24.8% for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues increased slightly for the quarter as staffing levels normalized. F&B costs as a percentage of revenues declined year-to-date, benefiting from improved banquet revenues and ongoing productivity improvement.

Other departmental and support expenses. Other departmental and support expenses increased $23 million, or 7.7%, and $65 million, or 11.3%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $27 million, or 9.6%, and $79 million, or 14.7%, for the quarter and year-to-date, respectively. These increases were primarily due to the increase in staffing.

Management fees. Base management fees, which generally are calculated as a percentage of total revenues, were flat for the second quarter and increased $8 million, or 11.6%, year-to-date. At our comparable hotels, base management fees increased $1 million, or 2.9%, and $10 million, or 15.7%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $7 million, or 30.4%, and $24 million, or 72.7%, for the quarter and year-to-date, respectively. At our comparable hotels, incentive management fees increased $8 million, or 34.9%, and $22 million, or 62.8% for the quarter and year-to-date, respectively. The increase in incentive management fees primarily reflects the improved operations at our properties.

Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $15 million, or 19.2%, and $22 million, or 13.6%, for the quarter and year-to-date, respectively, due to increases in property insurance premiums and rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses also were partially offset by the receipt of operating profit guarantees received from Marriott under the transformational capital program in both 2022 and 2023, with the last of the payments received in the second quarter of 2023. Other property-level expenses at our comparable hotels increased $17 million, or 20.8%, and $27 million, or 17.0%, for the quarter and year-to-date, respectively.

Other Income and Expense

Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
General and administrative costs	$20	$20	$41	$38
Non-cash stock-based compensation expense	6	5	13	10
Litigation accruals	4	—	7	—
Total	$30	$25	$61	$48

Interest expense. Interest expense increased for the quarter and year-to-date due to an increase in interest rates on our floating rate debt. The following table details our interest expense for the quarter (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Cash interest expense ⁽¹⁾	$42	$35	$85	$68
Non-cash interest expense	3	2	5	5
Non-cash debt extinguishment costs	—	—	1	—
Cash debt extinguishment costs ⁽¹⁾	—	—	3	—
Total interest expense	$45	$37	$94	$73

_________

(1)
Including the change in accrued interest, total cash interest paid was $50 million and $41 million for the quarters ended June 30, 2023 and 2022, respectively, and $90 million and $69 million for year-to-date 2023 and 2022, respectively.

Other gains. Other gains increased $55 million year-to-date, reflecting the sale of The Camby, Autograph Collection in the first quarter of 2023.

Equity in earnings of affiliates. Equity in earnings of affiliates increased $2 million for the quarter and $7 million for the year-to-date, consisting of earnings from our investment in the Noble Joint Venture.

Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the second quarter and year-to-date 2023, we recorded an income tax provision of $14 million and $12 million, respectively, due primarily to the profitability of hotel operations retained by the TRS.

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

We also include, following the comparable hotels results by geographic location, the same operating statistics presentation on an actual basis, which includes results for our portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition. Lastly, we discuss our hotel results by mix of business (i.e., transient, group, or contract).

Hotel Operating Data by Location

The following tables set forth performance information for our hotels by geographic location for the quarters and year-to-date ended June 30, 2023 and 2022, respectively, on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of June 30, 2023		Quarter ended June 30, 2023				Quarter ended June 30, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,006	$594.07	73.7%	$437.96	$678.06	$567.20	78.0%	$442.56	$690.02	(1.0)%	(1.7)%
Miami	2	1,033	538.70	69.6	374.98	646.85	618.60	67.4	416.89	697.72	(10.1)	(7.3)
Jacksonville	1	446	549.95	82.1	451.53	974.60	572.46	81.1	463.99	974.04	(2.7)	0.1
Phoenix	3	1,545	372.81	73.6	274.51	651.73	394.21	76.0	299.63	677.94	(8.4)	(3.9)
Florida Gulf Coast	3	941	387.60	76.3	295.81	615.07	386.13	79.0	304.90	640.76	(3.0)	(4.0)
Orlando	2	2,448	363.44	73.4	266.90	542.00	402.61	73.8	297.06	580.59	(10.2)	(6.6)
New York	2	2,486	346.21	84.3	291.87	423.84	326.39	80.3	261.97	385.41	11.4	10.0
Los Angeles/Orange County	3	1,067	297.22	82.4	245.01	352.37	278.61	87.4	243.48	356.01	0.6	(1.0)
San Diego	3	3,294	281.16	83.1	233.70	432.22	271.84	81.0	220.07	391.37	6.2	10.4
Washington, D.C. (CBD)	5	3,240	312.23	78.0	243.43	346.51	286.32	77.0	220.58	312.13	10.4	11.0
Boston	2	1,496	293.70	83.0	243.74	311.38	277.40	60.7	168.38	223.59	44.8	39.3
Austin	2	767	257.48	70.8	182.18	327.53	272.13	80.7	219.57	383.03	(17.0)	(14.5)
Philadelphia	2	810	249.51	83.5	208.44	327.91	229.82	86.6	199.08	303.95	4.7	7.9
Northern Virginia	2	916	261.74	73.7	192.88	292.30	228.38	75.8	173.05	266.99	11.5	9.5
San Francisco/San Jose	6	4,162	235.44	66.6	156.72	230.73	237.03	72.7	172.26	237.65	(9.0)	(2.9)
New Orleans	1	1,333	208.75	75.0	156.55	241.38	219.22	76.4	167.55	237.37	(6.6)	1.7
Chicago	3	1,562	278.93	76.2	212.54	303.24	253.18	74.0	187.35	260.67	13.4	16.3
San Antonio	2	1,512	214.90	63.9	137.37	219.40	202.69	70.3	142.44	213.86	(3.6)	2.6
Houston	5	1,942	208.54	72.3	150.82	207.78	184.11	67.1	123.53	175.70	22.1	18.3
Atlanta	2	810	194.10	76.0	147.44	239.70	186.06	77.5	144.28	236.30	2.2	1.4
Seattle	2	1,315	241.55	72.9	176.09	237.33	228.80	74.6	170.62	218.92	3.2	8.4
Denver	3	1,340	196.19	66.2	129.88	190.82	188.02	69.4	130.52	189.86	(0.5)	0.5
Other	10	3,061	287.69	69.7	200.45	306.65	272.79	66.3	180.80	267.34	10.9	14.7
Domestic	70	39,532	306.78	74.7	229.05	374.40	300.38	74.6	224.05	361.94	2.2	3.4

International	5	1,499	193.42	62.7	121.31	184.99	155.80	59.0	91.91	140.79	32.0	31.4
All Locations	75	41,031	303.29	74.2	225.12	367.54	296.18	74.0	219.23	353.95	2.7	3.8

Comparable Hotel Results by Location

	As of June 30, 2023		Year-to-date ended June 30, 2023				Year-to-date ended June 30, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,006	$599.89	75.0%	$449.74	$689.14	$556.16	77.2%	$429.37	$665.56	4.7%	3.5%
Miami	2	1,033	594.02	73.8	438.09	753.95	677.26	69.1	468.18	758.30	(6.4)	(0.6)
Jacksonville	1	446	532.21	74.7	397.60	872.26	555.35	70.8	393.31	846.75	1.1	3.0
Phoenix	3	1,545	455.18	78.0	355.17	764.31	442.80	74.8	331.38	709.91	7.2	7.7
Florida Gulf Coast	3	941	433.52	80.2	347.70	747.93	434.49	79.5	345.27	699.72	0.7	6.9
Orlando	2	2,448	395.90	74.7	295.85	591.62	427.24	66.0	281.89	534.73	5.0	10.6
New York	2	2,486	316.51	78.8	249.47	369.18	303.32	61.0	184.91	269.63	34.9	36.9
Los Angeles/Orange County	3	1,067	296.97	81.2	241.12	352.91	282.52	76.2	215.25	311.32	12.0	13.4
San Diego	3	3,294	282.01	80.1	225.75	427.16	265.79	71.3	189.62	343.77	19.1	24.3
Washington, D.C. (CBD)	5	3,240	293.53	71.1	208.82	304.05	269.82	57.9	156.21	222.15	33.7	36.9
Boston	2	1,496	256.23	76.1	195.06	262.66	235.57	54.2	127.70	168.31	52.8	56.1
Austin	2	767	273.23	70.4	192.43	343.15	274.92	71.3	196.03	334.68	(1.8)	2.5
Philadelphia	2	810	229.68	78.9	181.17	283.96	206.81	76.7	158.68	244.18	14.2	16.3
Northern Virginia	2	916	245.58	69.7	171.08	259.21	216.27	64.4	139.18	208.25	22.9	24.5
San Francisco/San Jose	6	4,162	261.73	63.7	166.68	249.04	221.94	58.9	130.72	188.52	27.5	32.1
New Orleans	1	1,333	215.24	74.0	159.23	240.08	212.83	66.2	140.90	202.78	13.0	18.4
Chicago	3	1,562	238.80	64.0	152.79	219.73	220.82	57.4	126.78	174.77	20.5	25.7
San Antonio	2	1,512	227.23	67.0	152.20	242.68	195.73	68.8	134.67	205.78	13.0	17.9
Houston	5	1,942	206.36	72.8	150.32	208.68	182.12	64.0	116.60	162.56	28.9	28.4
Atlanta	2	810	195.42	75.0	146.53	241.17	180.13	72.0	129.60	207.01	13.1	16.5
Seattle	2	1,315	223.18	63.1	140.79	196.97	211.55	55.1	116.53	153.56	20.8	28.3
Denver	3	1,340	185.96	57.5	106.90	152.98	173.91	57.4	99.84	146.61	7.1	4.3
Other	10	3,061	319.34	64.0	204.29	314.22	323.74	59.1	191.24	284.58	6.8	10.4
Domestic	70	39,532	314.70	71.7	225.60	374.31	304.95	64.8	197.64	321.78	14.1	16.3

International	5	1,499	182.51	61.5	112.29	165.31	133.14	49.3	65.66	99.56	71.0	66.1
All Locations	75	41,031	310.54	71.3	221.46	366.74	300.14	64.2	192.82	313.73	14.9	16.9

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2023	2022	Quarter ended June 30, 2023				Quarter ended June 30, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$594.07	73.7%	$437.96	$678.06	$567.20	78.0%	$442.56	$690.02	(1.0)%	(1.7)%
Miami	2	2	538.70	69.6	374.98	646.85	596.12	68.2	406.35	676.00	(7.7)	(4.3)
Jacksonville	1	1	549.95	82.1	451.53	974.60	572.46	81.1	463.99	974.04	(2.7)	0.1
Phoenix	3	4	372.81	73.6	274.51	651.73	367.35	75.5	277.29	612.01	(1.0)	6.5
Florida Gulf Coast	5	5	347.63	56.5	196.31	418.07	411.67	70.2	288.94	598.02	(32.1)	(30.1)
Orlando	2	2	363.44	73.4	266.90	542.00	402.61	73.8	297.06	580.59	(10.2)	(6.6)
New York	2	2	346.21	84.3	291.87	423.84	313.84	78.3	245.88	361.64	18.7	17.2
Los Angeles/Orange County	3	3	297.22	82.4	245.01	352.37	278.61	87.4	243.48	356.01	0.6	(1.0)
San Diego	3	3	281.16	83.1	233.70	432.22	271.84	81.0	220.07	391.37	6.2	10.4
Washington, D.C. (CBD)	5	5	312.23	78.0	243.43	346.51	286.32	77.0	220.58	312.13	10.4	11.0
Boston	2	2	293.70	83.0	243.74	311.38	277.40	60.7	168.38	223.59	44.8	39.3
Austin	2	2	257.48	70.8	182.18	327.53	272.13	80.7	219.57	383.03	(17.0)	(14.5)
Philadelphia	2	2	249.51	83.5	208.44	327.91	229.82	86.6	199.08	303.95	4.7	7.9
Northern Virginia	2	2	261.74	73.7	192.88	292.30	228.38	75.8	173.05	266.99	11.5	9.5
San Francisco/San Jose	6	6	235.44	66.6	156.72	230.73	237.03	72.7	172.26	237.65	(9.0)	(2.9)
New Orleans	1	1	208.75	75.0	156.55	241.38	219.22	76.4	167.55	237.37	(6.6)	1.7
Chicago	3	4	278.93	76.2	212.54	303.24	240.04	71.8	172.32	237.59	23.3	27.6
San Antonio	2	2	214.90	63.9	137.37	219.40	202.69	70.3	142.44	213.86	(3.6)	2.6
Houston	5	5	208.54	72.3	150.82	207.78	184.11	67.1	123.53	175.70	22.1	18.3
Atlanta	2	2	194.10	76.0	147.44	239.70	186.06	77.5	144.28	236.30	2.2	1.4
Seattle	2	2	241.55	72.9	176.09	237.33	228.80	74.6	170.62	218.92	3.2	8.4
Denver	3	3	196.19	66.2	129.88	190.82	188.02	69.4	130.52	189.86	(0.5)	0.5
Other	10	9	287.69	69.7	200.45	306.65	262.88	69.1	181.67	265.61	10.3	15.5
Domestic	72	73	306.27	73.8	226.00	370.80	300.15	74.3	223.13	362.34	1.3	2.3

International	5	5	193.42	62.7	121.31	184.99	155.80	59.0	91.91	140.79	32.0	31.4
All Locations	77	78	302.82	73.4	222.26	364.22	296.11	73.8	218.53	354.65	1.7	2.7

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2023	2022	Year-to-date ended June 30, 2023				Year-to-date ended June 30, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$599.89	75.0%	$449.74	$689.14	$556.16	77.2%	$429.37	$665.56	4.7%	3.5%
Miami	2	2	594.02	73.8	438.09	753.95	609.44	70.9	432.20	690.16	1.4	9.2
Jacksonville	1	1	532.21	74.7	397.60	872.26	555.35	70.8	393.31	846.75	1.1	3.0
Phoenix	3	4	446.98	78.0	348.64	738.46	412.40	74.7	307.94	643.07	13.2	14.8
Florida Gulf Coast	5	5	392.96	58.6	230.46	497.50	485.09	72.1	349.66	691.06	(34.1)	(28.0)
Orlando	2	2	395.90	74.7	295.85	591.62	427.24	66.0	281.89	534.73	5.0	10.6
New York	2	2	316.51	78.8	249.47	369.18	276.49	56.1	155.17	222.91	60.8	65.6
Los Angeles/Orange County	3	3	296.97	81.2	241.12	352.91	282.52	76.2	215.25	311.32	12.0	13.4
San Diego	3	3	282.01	80.1	225.75	427.16	265.79	71.3	189.62	343.77	19.1	24.3
Washington, D.C. (CBD)	5	5	293.53	71.1	208.82	304.05	269.82	57.9	156.21	222.15	33.7	36.9
Boston	2	2	256.23	76.1	195.06	262.66	228.61	51.8	118.39	155.01	64.8	69.4
Austin	2	2	273.23	70.4	192.43	343.15	274.92	71.3	196.03	334.68	(1.8)	2.5
Philadelphia	2	2	229.68	78.9	181.17	283.96	206.81	76.7	158.68	244.18	14.2	16.3
Northern Virginia	2	2	245.58	69.7	171.08	259.21	216.27	64.4	139.18	208.25	22.9	24.5
San Francisco/San Jose	6	6	261.73	63.7	166.68	249.04	221.94	58.9	130.72	188.52	27.5	32.1
New Orleans	1	1	215.24	74.0	159.23	240.08	212.83	66.2	140.90	202.78	13.0	18.4
Chicago	3	4	238.80	64.0	152.79	219.73	210.41	56.0	117.93	161.24	29.6	36.3
San Antonio	2	2	227.23	67.0	152.20	242.68	195.73	68.8	134.67	205.78	13.0	17.9
Houston	5	5	206.36	72.8	150.32	208.68	182.12	64.0	116.60	162.56	28.9	28.4
Atlanta	2	2	195.42	75.0	146.53	241.17	180.13	72.0	129.60	207.01	13.1	16.5
Seattle	2	2	223.18	63.1	140.79	196.97	211.55	55.1	116.53	153.56	20.8	28.3
Denver	3	3	185.96	57.5	106.90	152.98	173.91	57.4	99.84	146.61	7.1	4.3
Other	10	9	319.34	64.0	204.29	314.22	266.94	60.0	160.20	229.80	27.5	36.7
Domestic	72	73	314.56	70.9	223.06	371.22	302.36	64.3	194.28	317.04	14.8	17.1

International	5	5	182.51	61.5	112.29	165.31	133.14	49.3	65.66	99.56	71.0	66.1
All Locations	77	78	310.46	70.6	219.11	363.94	297.88	63.7	189.88	309.66	15.4	17.5

___________

(1) Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.

Hotel Business Mix

Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 65%, 32%, and 3%, respectively, of our full year 2022 room sales. The information below is derived from business mix data for the 75 comparable hotels as of June 30, 2023. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.

Improvements in the second quarter compared to second quarter of 2022 were primarily driven by an increase in group business, through increases in rate. At the same time, the recovery in business transient demand continued, driven by demand from small and medium-sized businesses, which accounted for a greater share of demand as compared to large-companies than prior to the COVID-19 pandemic.

The following are the results of our transient, group and contract business:

	Quarter ended June 30, 2023			Year-to-date ended June 30, 2023
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,517	1,085	174	2,849	2,123	332
Percentage change in room nights vs. same period in 2022	(0.8)%	0.0%	12.6%	3.7%	22.5%	12.0%
Rooms revenues (in millions)	$517	$292	$33	$992	$593	$62
Percentage change in revenues vs. same period in 2022	0.8%	4.2%	23.8%	6.4%	30.7%	30.2%

Liquidity and Capital Resources

Liquidity and Capital Resources of Host Inc. and Host L.P. The liquidity and capital resources of Host Inc. and Host L.P. are derived primarily from the activities of Host L.P., which generates the capital required by our business from hotel operations, the incurrence of debt, the issuance of OP units or the sale of hotels. Host Inc. is a REIT, and its only significant asset is the ownership of general and limited partner interests of Host L.P.; therefore, its financing and investing activities are conducted through Host L.P., except for the issuance of its common and preferred stock. Proceeds from common and preferred stock issuances by Host Inc. are contributed to Host L.P. in exchange for common and preferred OP units. Additionally, funds used by Host Inc. to pay dividends or to repurchase its stock are provided by Host L.P. Therefore, while we have noted those areas in which it is important to distinguish between Host Inc. and Host L.P., we have not included a separate discussion of liquidity and capital resources as the discussion below applies to both Host Inc. and Host L.P.

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

Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. We have no significant debt maturities until April 2024. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis.

Capital Resources. As of June 30, 2023, we had $802 million of cash and cash equivalents, $213 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. There were no share repurchases during the second quarter. At June 30, 2023, we had $923 million available for repurchase under our program.

In addition, on May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the first half of 2023. As of June 30, 2023, there was $600 million of remaining capacity under the agreement.

Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes with cash through open market purchases, privately negotiated transactions, a tender offer, or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile, and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements of our credit facility and senior notes indentures, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.

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

Cash Provided by Operating Activities. Year-to-date in 2023, net cash provided by operating activities was $820 million compared to $708 million for 2022. The $112 million increase in 2023 was primarily driven by improved operations at our hotels compared to 2022.

Cash Used in Investing Activities. Net cash used in investing activities was $275 million during 2023 year-to-date compared to $60 million for 2022. Cash used in investing activities during year-to-date 2023 primarily related to $323 million of capital expenditures and investment in our joint ventures. Cash used in investing activities during year-to-date 2022 primarily related to $240 million of capital expenditures and an investment in a joint venture. Cash provided by investing activities includes the sale of one hotel in 2023 and three hotels in 2022, with 2023 proceeds of $34 million primarily related to the sale of The Camby, Autograph Collection, which is net of a $72 million loan issued to the buyer in connection with the sale.

Cash Used in Financing Activities. Year-to-date in 2023, net cash used in financing activities was $396 million compared to $715 million for 2022. Cash used in financing activities in 2023 primarily related to the payment of common stock dividends and common stock repurchases. In year-to-date 2022, cash used in financing activities included the repayment of the credit facility revolver.

The following table summarizes significant equity transactions that have been completed through August 2, 2023 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - July	2023	Dividend payments⁽¹⁾⁽²⁾	$(420)
March	2023	Repurchase of 3.2 million shares of Host Inc. common stock	(50)
		Cash payments on equity transactions	$(470)

___________

(1)
In connection with the dividend payments, Host L.P. made distributions of $426 million to its common OP unit holders.
(2)
Includes the fourth quarter 2022 dividend that was paid in January 2023.

Debt

As of June 30, 2023, our total debt was $4.2 billion, with a weighted average interest rate of 4.5% and a weighted average maturity of 4.7 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.

Financial Covenants

On January 4, 2023, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year, one $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended. The exercise of any extension options is subject to certain various conditions, including the payment of an extension fee. The new credit facility also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustments will be determined based on our performance against targets established in the credit facility related to green building certifications and electricity used at all our consolidated properties that is generated by renewable resources. As of June 30, 2023, we achieved a milestone in the progress towards our renewable energy goal, resulting in a 2.5 basis point reduction in the interest rate on the outstanding term loans.

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

At June 30, 2023, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio		Covenant Requirement for all years
Leverage ratio	2.2	x	Maximum ratio of 7.25x
Fixed charge coverage ratio	8.0	x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	9.3	x	Minimum ratio of 1.75x

___________

(1) If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants

The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2023:

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

Dividend Policy

Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2023, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.

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

Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On June 14, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.15 per share on Host Inc.'s common stock. The dividend was paid on July 17, 2023 to stockholders as of record on June 30, 2023. All future dividends are subject to Board approval.

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

Of the 77 hotels that we owned as of June 30, 2023, 75 have been classified as comparable hotels. The operating results of the following hotels that we owned as of June 30, 2023 are excluded from comparable hotel results for these periods, due to closure of the property:

•
Hyatt Regency Coconut Point Resort & Spa (business disruption due to Hurricane Ian beginning in September 2022, reopened in November 2022); and
•
The Ritz-Carlton, Naples (business disruption due to Hurricane Ian beginning in September 2022, reopened in July 2023).

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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.

(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Net income	$214	$260	$505	$378
Interest expense	45	37	94	73
Depreciation and amortization	168	162	337	334
Income taxes	14	39	12	23
EBITDA	441	498	948	808
Gain on dispositions⁽¹⁾	—	(1)	(69)	(13)
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(2)	(11)	(4)
Pro rata EBITDAre of equity investments⁽²⁾	9	11	22	21
EBITDAre	446	506	890	812
Adjustments to EBITDAre:
Gain on property insurance settlement	—	(6)	—	(6)
Adjusted EBITDAre	$446	$500	$890	$806

___________

(1) Reflects the sale of one hotel in 2023 and three hotels in 2022.

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

The following table provides a reconciliation of the differences between our non-GAAP financial measures, NAREIT FFO and Adjusted FFO (separately and on a per diluted share basis), and net income, the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable:

Host Inc. Reconciliation of Diluted Earnings per Common Share to

NAREIT and Adjusted Funds From Operations per Diluted Share

(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Net income	$214	$260	$505	$378
Less: Net income attributable to non-controlling interests	(4)	(4)	(8)	(6)
Net income attributable to Host Inc.	210	256	497	372
Adjustments:
Gain on dispositions⁽¹⁾	—	(1)	(69)	(13)
Gain on property insurance settlement	—	(6)	—	(6)
Depreciation and amortization	168	162	336	333
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(2)	(11)	(4)
Pro rata FFO of equity investments⁽²⁾	6	8	16	17
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(3)	(1)	(4)	(4)
NAREIT FFO	377	416	765	695
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	4	—
Adjusted FFO	$377	$416	$769	$695

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	713.2	717.0	714.2	716.8
Diluted earnings per common share	$0.29	$0.36	$0.70	$0.52
NAREIT FFO per diluted share	$0.53	$0.58	$1.07	$0.97
Adjusted FFO per diluted share	$0.53	$0.58	$1.08	$0.97

___________

(1-2) Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(3) Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

Comparable Hotel Results for Host Inc. and Host L.P.

(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2023	2022	2023	2022
Number of hotels	75	75	75	75
Number of rooms	41,031	41,031	41,031	41,031
Change in comparable hotel Total RevPAR	3.8%	—	16.9%	—
Change in comparable hotel RevPAR	2.7%	—	14.9%	—
Operating profit margin⁽¹⁾	17.9%	23.7%	17.9%	18.3%
Comparable hotel EBITDA margin⁽¹⁾	32.7%	37.1%	32.6%	34.1%
Food and beverage profit margin⁽¹⁾	36.6%	39.5%	37.1%	36.6%
Comparable hotel food and beverage profit margin⁽¹⁾	36.9%	39.8%	37.2%	37.2%

Net income	$214	$260	$505	$378
Depreciation and amortization	168	162	337	334
Interest expense	45	37	94	73
Provision for income taxes	14	39	12	23
Gain on sale of property and corporate level income/expense	6	10	(53)	17
Severance expense at hotel properties	—	—	—	2
Property transaction adjustments⁽²⁾	—	(3)	(3)	16
Non-comparable hotel results, net⁽³⁾	2	(15)	(4)	(48)
Comparable hotel EBITDA	$449	$490	$888	$795

___________

(1) Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended June 30, 2023				Quarter ended June 30, 2022
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net ⁽⁴⁾	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Property transaction adjustments ⁽³⁾	Non-comparable hotel results, net ⁽⁴⁾	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$850	$(8)	$—	$842	$850	$(8)	$(22)	$—	$820
Food and beverage	415	(9)	—	406	405	(3)	(18)	—	384
Other	128	(1)	—	127	126	—	(6)	—	120
Total revenues	1,393	(18)	—	1,375	1,381	(11)	(46)	—	1,324
Expenses
Room	201	(2)	—	199	189	(3)	(3)	—	183
Food and beverage	263	(7)	—	256	245	(1)	(13)	—	231
Other	485	(11)	—	474	440	(4)	(15)	—	421
Depreciation and amortization	168	—	(168)	—	162	—	—	(162)	—
Corporate and other expenses	30	—	(30)	—	25	—	—	(25)	—
Gain on insurance and business interruption settlements	(3)	—	—	(3)	(7)	—	—	6	(1)
Total expenses	1,144	(20)	(198)	926	1,054	(8)	(31)	(181)	834
Operating Profit - Comparable hotel EBITDA	$249	$2	$198	$449	$327	$(3)	$(15)	$181	$490

	Year-to-date ended June 30, 2023					Year-to-date ended June 30, 2022
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Severance at hotel properties	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$1,670	$(5)	$(18)	$—	$1,647	$1,505	$—	$(13)	$(57)	$—	$1,435
Food and beverage	846	(2)	(18)	—	826	702	—	—	(42)	—	660
Other	258	—	(3)	—	255	248	—	4	(13)	—	239
Total revenues	2,774	(7)	(39)	—	2,728	2,455	—	(9)	(112)	—	2,334
Expenses
Room	394	(1)	(4)	—	389	349	—	(13)	(9)	—	327
Food and beverage	532	(1)	(13)	—	518	445	—	(3)	(27)	—	415
Other	956	(2)	(18)	—	936	837	(2)	(9)	(28)	—	798
Depreciation and amortization	337	—	—	(337)	—	334	—	—	—	(334)	—
Corporate and other expenses	61	—	—	(61)	—	48	—	—	—	(48)	—
Gain on insurance and business interruption settlements	(3)	—	—	—	(3)	(7)	—	—	—	6	(1)
Total expenses	2,277	(4)	(35)	(398)	1,840	2,006	(2)	(25)	(64)	(376)	1,539
Operating Profit - Comparable hotel EBITDA	$497	$(3)	$(4)	$398	$888	$449	$2	$16	$(48)	$376	$795

(2) Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of June 30, 2023, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of June 30, 2023.

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

Interest Rate Sensitivity

As of June 30, 2023 and December 31, 2022, 76% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk, and are not for trading purposes. As of June 30, 2023, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.

Exchange Rate Sensitivity

As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during 2023. We currently have three foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($75 million), which will mature in August and September 2023. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 – April 30, 2023	—	$—	—	$923
May 1, 2023 – May 31, 2023	—	—	—	923
June 1, 2023 – June 30, 2023	—	—	—	923
Total	—	$—	—	$923

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2023 – April 30, 2023	4,953	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 1, 2023 – May 31, 2023	23,691	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
June 1, 2023 – June 30, 2023	115,219	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	143,863	*		—	—
___________

*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.

Item 5. Other Information

During the period covered by this report, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Accordingly, these representation and warranties may not describe the actual state of affairs as of the date they were made or at any other time.

The exhibits listed on the accompanying Exhibit Index are filed as part of this report and such Exhibit Index is incorporated herein by reference.

Exhibit No.	Description

10.	Material Contracts

10.9

Distribution Agreement, dated May 31, 2023, among Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents and forward sellers, and JPMorgan Chase Bank, National Association, Bank of America, N.A., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, as forward purchasers (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K of Host Hotels & Resorts, Inc., filed on May 31, 2023).

10.11*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards.

10.12*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for performance objectives based vesting awards.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.

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

HOST HOTELS & RESORTS, INC.

August 4, 2023	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P. By: HOST HOTELS & RESORTS, INC., its general partner

August 4, 2023	/s/ Joseph C. Ottinger
Joseph C. Ottinger Senior Vice President, Corporate Controller of Host Hotels & Resorts, Inc., general partner of Host Hotels & Resorts, L.P.