Form 10-Q
period 2023-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2023-11-06
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2023
OR
☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)
0-25087 (Host Hotels & Resorts, L.P.)
____________________________________________________________________________________________________________________________________________________________________________________________
HOST HOTELS & RESORTS, INC.
HOST HOTELS & RESORTS, L.P.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________________________________________________________________________________________________

Maryland (Host Hotels & Resorts, Inc.)	53-0085950
Delaware (Host Hotels & Resorts, L.P.)	52-2095412
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4747 Bethesda Ave, Suite 1300	20814
Bethesda, Maryland	(Zip Code)
(Address of Principal Executive Offices)
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
As of November 1, 2023, there were 705,437,012 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2023 and December 31, 2022
(in millions, except share and per share amounts)

	September 30, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,679	$9,748
Right-of-use assets	553	556
Due from managers	78	94
Advances to and investments in affiliates	139	132
Furniture, fixtures and equipment replacement fund	218	200
Notes receivable	322	413
Other	387	459
Cash and cash equivalents	916	667
Total assets	$12,292	$12,269

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,119	$3,115
Credit facility, including the term loans of $997 and $998, respectively	988	994
Mortgage and other debt	105	106
Total debt	4,212	4,215
Lease liabilities	565	568
Accounts payable and accrued expenses	228	372
Due to managers	72	67
Other	184	168
Total liabilities	5,261	5,390

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	157	164

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $.01, 1,050 million shares authorized, 705.4 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,588	7,717
Accumulated other comprehensive loss	(73)	(75)
Deficit	(652)	(939)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,870	6,710
Non-redeemable non-controlling interests—other consolidated partnerships	4	5
Total equity	6,874	6,715
Total liabilities, non-controlling interests and equity	$12,292	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
REVENUES
Rooms	$777	$746	$2,447	$2,251
Food and beverage	328	330	1,174	1,032
Other	109	113	367	361
Total revenues	1,214	1,189	3,988	3,644
EXPENSES
Rooms	196	190	590	539
Food and beverage	241	230	773	675
Other departmental and support expenses	314	300	952	873
Management fees	51	48	185	150
Other property-level expenses	106	90	290	252
Depreciation and amortization	174	164	511	498
Corporate and other expenses	29	29	90	77
Gain on insurance and business interruption settlements	(54)	(10)	(57)	(17)
Total operating costs and expenses	1,057	1,041	3,334	3,047
OPERATING PROFIT	157	148	654	597
Interest income	22	10	56	17
Interest expense	(48)	(40)	(142)	(113)
Other gains	1	5	70	19
Equity in earnings (losses) of affiliates	(4)	(1)	7	3
INCOME BEFORE INCOME TAXES	128	122	645	523
Provision for income taxes	(15)	(6)	(27)	(29)
NET INCOME	113	116	618	494
Less: Net income attributable to non-controlling interests	(2)	(2)	(10)	(8)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$111	$114	$608	$486
Basic earnings per common share	$0.16	$0.16	$0.85	$0.68
Diluted earnings per common share	$0.16	$0.16	$0.85	$0.68

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Quarter and Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
NET INCOME	$113	$116	$618	$494
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(4)	(5)	2	(4)
Change in fair value of derivative instruments	1	2	—	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	(3)	2	(1)
COMPREHENSIVE INCOME	110	113	620	493
Less: Comprehensive income attributable to non-controlling interests	(2)	(2)	(10)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$108	$111	$610	$485

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions)

	Year-to-date ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$618	$494
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	511	498
Amortization of finance costs, discounts and premiums, net	7	8
Loss on extinguishment of debt	4	—
Stock compensation expense	19	19
Other gains	(70)	(19)
Gain on property insurance settlement	—	(6)
Equity in earnings of affiliates	(7)	(3)
Change in due from/to managers	16	32
Distributions from investments in affiliates	20	23
Property insurance proceeds - remediation costs	101	—
Changes in other assets	(13)	7
Changes in other liabilities	(72)	3
Net cash provided by operating activities	1,134	1,056

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	233
Proceeds from loan receivable	163	—
Advances to and investments in affiliates	(22)	(59)
Capital expenditures:
Renewals and replacements	(332)	(117)
Return on investment	(140)	(240)
Property insurance proceeds	34	11
Net cash used in investing activities	(263)	(172)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Mortgage debt and other prepayments and scheduled maturities	(2)	(1)
Debt extinguishment costs	(3)	—
Issuance of common stock	—	1
Common stock repurchases	(150)	—
Dividends on common stock	(420)	(65)
Distributions and payments to non-controlling interests	(7)	(2)
Other financing activities	(14)	(9)
Net cash used in financing activities	(606)	(759)
Effects of exchange rate changes on cash held	—	(4)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	265	121
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,139	$1,074

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2023 and 2022
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$916	$883
Restricted cash (included in other assets)	5	4
Cash included in furniture, fixtures and equipment replacement fund	218	187
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,139	$1,074
The following table presents cash paid (received) for the following:

	Year-to-date ended September 30,
	2023	2022
Total interest paid	$129	$100
Income taxes paid (refunds received)	$5	$(7)
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

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2023 and December 31, 2022
(in millions)

	September 30, 2023	December 31, 2022
	unaudited
ASSETS
Property and equipment, net	$9,679	$9,748
Right-of-use assets	553	556
Due from managers	78	94
Advances to and investments in affiliates	139	132
Furniture, fixtures and equipment replacement fund	218	200
Notes receivable	322	413
Other	387	459
Cash and cash equivalents	916	667
Total assets	$12,292	$12,269

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,119	$3,115
Credit facility, including the term loans of $997 and $998, respectively	988	994
Mortgage and other debt	105	106
Total debt	4,212	4,215
Lease liabilities	565	568
Accounts payable and accrued expenses	228	372
Due to managers	72	67
Other	184	168
Total liabilities	5,261	5,390

Limited partnership interests of third parties	157	164

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,942	6,784
Accumulated other comprehensive loss	(73)	(75)
Total Host Hotels & Resorts, L.P. capital	6,870	6,710
Non-controlling interests—consolidated partnerships	4	5
Total capital	6,874	6,715
Total liabilities, limited partnership interests of third parties and capital	$12,292	$12,269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
REVENUES
Rooms	$777	$746	$2,447	$2,251
Food and beverage	328	330	1,174	1,032
Other	109	113	367	361
Total revenues	1,214	1,189	3,988	3,644
EXPENSES
Rooms	196	190	590	539
Food and beverage	241	230	773	675
Other departmental and support expenses	314	300	952	873
Management fees	51	48	185	150
Other property-level expenses	106	90	290	252
Depreciation and amortization	174	164	511	498
Corporate and other expenses	29	29	90	77
Gain on insurance and business interruption settlements	(54)	(10)	(57)	(17)
Total operating costs and expenses	1,057	1,041	3,334	3,047
OPERATING PROFIT	157	148	654	597
Interest income	22	10	56	17
Interest expense	(48)	(40)	(142)	(113)
Other gains	1	5	70	19
Equity in earnings (losses) of affiliates	(4)	(1)	7	3
INCOME BEFORE INCOME TAXES	128	122	645	523
Provision for income taxes	(15)	(6)	(27)	(29)
NET INCOME	113	116	618	494
Less: Net income attributable to non-controlling interests	—	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$113	$115	$617	$493
Basic earnings per common unit	$0.16	$0.16	$0.87	$0.69
Diluted earnings per common unit	$0.16	$0.16	$0.87	$0.69

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Quarter and Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
NET INCOME	$113	$116	$618	$494
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(4)	(5)	2	(4)
Change in fair value of derivative instruments	1	2	—	3
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	(3)	2	(1)
COMPREHENSIVE INCOME	110	113	620	493
Less: Comprehensive income attributable to non-controlling interests	—	(1)	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$110	$112	$619	$492

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2023 and 2022
(unaudited, in millions)

	Year-to-date ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$618	$494
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	511	498
Amortization of finance costs, discounts and premiums, net	7	8
Loss on extinguishment of debt	4	—
Stock compensation expense	19	19
Other gains	(70)	(19)
Gain on property insurance settlement	—	(6)
Equity in earnings of affiliates	(7)	(3)
Change in due from/to managers	16	32
Distributions from investments in affiliates	20	23
Property insurance proceeds - remediation costs	101	—
Changes in other assets	(13)	7
Changes in other liabilities	(72)	3
Net cash provided by operating activities	1,134	1,056

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	233
Proceeds from loan receivable	163	—
Advances to and investments in affiliates	(22)	(59)
Capital expenditures:
Renewals and replacements	(332)	(117)
Return on investment	(140)	(240)
Property insurance proceeds	34	11
Net cash used in investing activities	(263)	(172)

FINANCING ACTIVITIES
Financing costs	(10)	—
Repayment of credit facility	—	(683)
Mortgage debt and other prepayments and scheduled maturities	(2)	(1)
Debt extinguishment costs	(3)	—
Issuance of common OP units	—	1
Repurchase of common OP units	(150)	—
Distributions on common OP units	(426)	(66)
Distributions and payments to non-controlling interests	(1)	(1)
Other financing activities	(14)	(9)
Net cash used in financing activities	(606)	(759)
Effects of exchange rate changes on cash held	—	(4)
NET INCREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	265	121
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,139	$1,074

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2023 and 2022
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2023	September 30, 2022
Cash and cash equivalents	$916	$883
Restricted cash (included in other assets)	5	4
Cash included in furniture, fixtures and equipment replacement fund	218	187
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,139	$1,074
The following table presents cash paid (received) for the following:

	Year-to-date ended September 30,
	2023	2022
Total interest paid	$129	$100
Income taxes paid (refunds received)	$5	$(7)
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” specifically to refer to Host Hotels & Resorts, Inc., and the term “Host L.P.” specifically to refer to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2023, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of September 30, 2023, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2023, and the results of our operations for the quarter and year-to-date periods ended September 30, 2023 and 2022, respectively, and cash flows for the year-to-date periods ended September 30, 2023 and 2022, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Earnings Per Common Share (Unit)
Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such granted shares, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. There are 9.6 million Host L.P. common units, which are convertible into 9.8 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings (loss) per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Net income	$113	$116	$618	$494
Less: Net income attributable to non-controlling interests	(2)	(2)	(10)	(8)
Net income attributable to Host Inc.	$111	$114	$608	$486

Basic weighted average shares outstanding	709.7	714.9	711.4	714.7
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.2	2.7	2.2	2.7
Diluted weighted average shares outstanding	711.9	717.6	713.6	717.4
Basic earnings per common share	$0.16	$0.16	$0.85	$0.68
Diluted earnings per common share	$0.16	$0.16	$0.85	$0.68

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Net income	$113	$116	$618	$494
Less: Net income attributable to non-controlling interests	—	(1)	(1)	(1)
Net income attributable to Host L.P.	$113	$115	$617	$493

Basic weighted average units outstanding	704.4	710.0	706.4	709.6
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.1	2.7	2.1	2.7
Diluted weighted average units outstanding	706.5	712.7	708.5	712.3
Basic earnings per common unit	$0.16	$0.16	$0.87	$0.69
Diluted earnings per common unit	$0.16	$0.16	$0.87	$0.69
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2023	2022	2023	2022
San Diego	$134	$133	$389	$338
Orlando	95	96	357	333
Maui/Oahu	102	119	352	361
San Francisco/San Jose	92	96	280	238
Phoenix	52	62	273	274
New York	89	81	255	224
Washington, D.C. (Central Business District)	74	67	252	197
Florida Gulf Coast	66	59	233	290
Miami	35	42	181	194
Boston	40	31	111	79
Los Angeles/Orange County	37	37	105	97
Houston	31	27	104	84
Chicago	40	43	102	96
Jacksonville	30	29	100	97
San Antonio	24	27	90	83
Seattle	34	33	81	70
New Orleans	16	19	74	68
Denver	29	26	66	62
Austin	17	21	65	67
Northern Virginia	21	18	64	53
Philadelphia	21	21	63	57
Atlanta	16	15	51	45
Other	95	64	271	187
Domestic	1,190	1,166	3,919	3,594
International	24	23	69	50
Total	$1,214	$1,189	$3,988	$3,644
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2023	December 31, 2022
Land and land improvements	$2,011	$2,020
Buildings and leasehold improvements	14,073	13,849
Furniture and equipment	2,285	2,249
Construction in progress	343	313
	18,712	18,431
Less accumulated depreciation and amortization	(9,033)	(8,683)
	$9,679	$9,748

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	608	1	609	9
Issuance of common stock for comprehensive stock plans, net	—	9	—	—	—	9	—
Repurchase of common stock	—	(150)	—	—	—	(150)	—
Dividends declared on common stock	—	—	—	(321)	—	(321)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(4)
Changes in ownership and other	—	12	—	—	(1)	11	(12)
Other comprehensive income	—	—	2	—	—	2	—
Balance, September 30, 2023	$7	$7,588	$(73)	$(652)	$4	$6,874	$157

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168
Net income	—	—	—	111	—	111	2
Issuance of common stock for comprehensive stock plans, net	—	5	—	—	—	5	—
Repurchase of common stock	—	(100)	—	—	—	(100)	—
Dividends declared on common stock	—	—	—	(127)	—	(127)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Changes in ownership and other	—	12	—	—	(1)	11	(12)
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, September 30, 2023	$7	$7,588	$(73)	$(652)	$4	$6,874	$157

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
Net income	—	—	—	486	1	487	7
Issuance of common stock for comprehensive stock plans, net	—	13	—	—	—	13	—
Dividends declared on common stock	—	—	—	(150)	—	(150)	—
Issuance of common OP units	—	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Changes in ownership and other	—	23	—	—	—	23	(22)
Other comprehensive loss	—	—	(1)	—	—	(1)	—
Balance, September 30, 2022	$7	$7,738	$(77)	$(856)	$5	$6,817	$165

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2022	$7	$7,729	$(74)	$(885)	$5	$6,782	$163
Net income	—	—	—	114	1	115	1
Issuance of common stock for comprehensive stock plans, net	—	10	—	—	—	10	—
Dividends declared on common stock	—	—	—	(85)	—	(85)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(1)
Changes in ownership and other	—	(1)	—	—	—	(1)	2
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, September 30, 2022	$7	$7,738	$(77)	$(856)	$5	$6,817	$165
Capital of Host L.P.
As of September 30, 2023, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	608	—	1	609	9
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	9	—	—	9	—
Repurchase of common OP units	—	(150)	—	—	(150)	—
Distributions declared on common OP units	—	(321)	—	—	(321)	(4)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	12	—	(1)	11	(12)
Other comprehensive income	—	—	2	—	2	—
Balance, September 30, 2023	$1	$6,942	$(73)	$4	$6,874	$157

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168
Net income	—	111	—	—	111	2
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	5	—	—	5	—
Repurchase of common OP units	—	(100)	—	—	(100)	—
Distributions declared on common OP units	—	(127)	—	—	(127)	(1)
Changes in ownership and other	—	12	—	(1)	11	(12)
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, September 30, 2023	$1	$6,942	$(73)	$4	$6,874	$157

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
Net income	—	486	—	1	487	7
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	13	—	—	13	—
Distributions declared on common OP units	—	(150)	—	—	(150)	(2)
Issuance of common OP units	—	—	—	—	—	56
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	23	—	—	23	(22)
Other comprehensive loss	—	—	(1)	—	(1)	—
Balance, September 30, 2022	$1	$6,888	$(77)	$5	$6,817	$165

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2022	$1	$6,850	$(74)	$5	$6,782	$163
Net income	—	114	—	1	115	1
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	10	—	—	10	—
Distributions declared on common OP units	—	(85)	—	—	(85)	(1)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	(1)	—	—	(1)	2
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, September 30, 2022	$1	$6,888	$(77)	$5	$6,817	$165
Share Repurchases
During the third quarter of 2023, we repurchased 6.3 million shares at an average price of $15.90 per share, exclusive of commissions, through our common share repurchase program for a total of $100 million. As of year-to-date September 30, 2023, we have repurchased 9.5 million shares at an average price of $15.82 for a total of $150 million. As of September 30, 2023, there was $823 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
On May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. There have been no shares issued year-to-date in 2023. As of September 30, 2023, there was $600 million of remaining capacity under the agreement.
Dividends/Distributions
On September 14, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.18 per share on its common stock. The dividend was paid on October 16, 2023 to stockholders of record as of September 30, 2023. Accordingly, Host L.P. made a distribution of $0.18386892 per unit on its common OP units based on the current conversion ratio.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	September 30, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$322	$323	$413	$404
Financial liabilities
Senior notes (Level 1)	3,119	2,776	3,115	2,768
Credit facility (Level 2)	988	1,000	994	1,000
Mortgage debt (Level 2)	100	86	102	95
As of September 30, 2023, notes receivable consists of two loans issued to the buyers in connection with the sales of The Camby, Autograph Collection and the Sheraton New York Times Square Hotel. During the third quarter of 2023, the loan to the buyer of the Sheraton Boston Hotel was repaid in full. Subsequent to quarter end, on October 18, 2023, the loan to the buyer of the Sheraton New York Times Square Hotel matured. We entered into a forbearance agreement with the buyer on October 18, 2023, by which we will forbear exercising our remedies until November 8, 2023.
8.    Geographic Information
We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2023. There were no intersegment sales during the periods presented.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30, 2023	December 31, 2022
	2023	2022	2023	2022
United States	$1,190	$1,166	$3,919	$3,594	$9,611	$9,678
Brazil	5	5	16	12	35	33
Canada	19	18	53	38	33	37
Total	$1,214	$1,189	$3,988	$3,644	$9,679	$9,748
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
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	September 30, 2023	December 31, 2022
Common OP units outstanding (millions)	9.6	10.0
Market price per Host Inc. common share	$16.07	$16.05
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$157	$164
Historical cost (millions)	96	97
Book value (millions) ⁽¹⁾	157	164
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. As of September 30, 2023, we consolidate two majority-owned partnerships that have third-party, non-controlling ownership interests. The third-party limited partner interests are included in non-redeemable non-controlling interests — other consolidated partnerships on the balance sheets and totaled $4 million and $5 million as of September 30, 2023 and December 31, 2022, respectively.
10.    Contingencies
While the majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, the most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. The Hyatt Regency Coconut Point reopened to guests in November 2022, with the final phase of reconstruction, the resort's waterpark, completed in June 2023. On July 6, 2023, The Ritz-Carlton, Naples reopened the guestrooms, suites and amenities, including the new tower expansion.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Our current estimate of the book value of the property and equipment written off and remediation costs is approximately $130 million for which we recorded a corresponding insurance receivable. As of September 30, 2023, we have received $184 million of insurance proceeds related to these claims, of which $130 million reduced our receivable to zero and, during the third quarter, $54 million of these proceeds were recognized as a gain on business interruption, which is included in gain on insurance and business interruption settlements on our unaudited consolidated statements of operations. Subsequent to quarter end, we received an additional $24 million of business interruption proceeds. Our expected potential insurance recovery is $310 million for covered costs, including the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that we will be able to collect the full amount.
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
Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2023 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the current high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, such as natural disasters, weather events (including the Maui wildfires in 2023), pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•the impact of geopolitical developments outside the United States, such as large-scale wars or international conflicts, slowing global growth, or trade tensions and tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States;
•volatility in global financial and credit markets, which could materially adversely affect U.S. and global economic conditions, business activity, and lodging demand as well as negatively impact our ability to obtain financing and increase our borrowing costs;
•pending and future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, all of which could materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
•operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs, including increased labor costs in the current inflationary environment, the ability of our managers to adequately staff our hotels as a result of shortages in labor, severance and furlough payments to hotel employees or changes in workplace rules that affect labor costs;
•the effect of rating agency downgrades of our debt securities or on the cost and availability of new debt financings;
•the reduction in our operating flexibility and the limitation on our ability to incur debt, pay dividends and make distributions resulting from restrictive covenants in our debt agreements and other risks associated with the amount of our indebtedness or related to restrictive covenants in our debt agreements, including the risk that a default could occur;
•our ability to maintain our hotels in a first-class manner, including meeting capital expenditures requirements, and the effect of renovations, including temporary closures, on our hotel occupancy and financial results;
•the ability of our hotels to compete effectively against other lodging businesses in the highly competitive markets in which we operate in areas such as access, location, quality of accommodations and room rate structures;
•our ability to acquire or develop additional hotels and the risk that potential acquisitions or developments may not perform in accordance with our expectations;

•the ability to complete hotel renovations on schedule and on, or under, budget and the potential for increased costs and construction delays due to shortages of supplies as a result of supply chain disruptions;
•relationships with property managers and joint venture partners and our ability to realize the expected benefits of our joint ventures and other strategic relationships;
•risks associated with a single manager, Marriott International, managing a significant percentage of our hotels;
•changes in the desirability of the geographic regions of the hotels in our portfolio or in the travel patterns of hotel customers;
•the growth of third-party internet and other travel intermediaries in attracting and retaining customers which compete with our hotels;
•our ability to recover fully under our existing insurance policies for terrorist acts and natural disasters and our ability to maintain adequate or full replacement cost “all-risk” property insurance policies on our hotels on commercially reasonable terms;
•the effect of a data breach or significant disruption of hotel operator information technology networks as a result of cyber-attacks;
•the effects of tax legislative action and other changes in laws and regulations, or the interpretation thereof, including the need for compliance with new environmental and safety requirements;
•the ability of Host Inc. and each of the REITs acquired, established or to be established by Host Inc. to continue to satisfy complex rules in order to qualify as REITs for U.S. federal income tax purposes and Host Inc.’s and Host L.P.’s ability and the ability of our subsidiaries, and similar entities to be acquired or established by us, to operate effectively within the limitations imposed by these rules; and
•risks associated with our ability to execute our dividend policy, including factors such as investment activity, operating results and the economic outlook, any or all of which may influence the decision of our board of directors as to whether to pay future dividends at levels previously disclosed or to use available cash to pay special dividends.
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

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended September 30,	Year-to-date ended September 30,
2023	2022	Change	2023	2022	Change
Total revenues	$1,214	$1,189	2.1%	$3,988	$3,644	9.4%
Net income	113	116	(2.6%)	618	494	25.1%
Operating profit	157	148	6.1%	654	597	9.5%
Operating profit margin under GAAP	12.9%	12.4%	50	bps	16.4%	16.4%	—	bps
EBITDAre⁽¹⁾	$361	$328	10.1%	$1,251	$1,140	9.7%
Adjusted EBITDAre⁽¹⁾	361	328	10.1%	1,251	1,134	10.3%
Diluted earnings per common share	0.16	0.16	—%	0.85	0.68	25.0%
NAREIT FFO per diluted share⁽¹⁾	0.41	0.38	7.9%	1.48	1.35	9.6%
Adjusted FFO per diluted share⁽¹⁾	0.41	0.38	7.9%	1.48	1.35	9.6%

Comparable Hotel Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2023	2022	Change		2023	2022	Change
Comparable hotel revenues ⁽¹⁾	$1,181	$1,188	(0.6%)		$3,909	$3,522	11.0%
Comparable hotel EBITDA ⁽¹⁾	314	349	(10.0%)		1,202	1,144	5.1%
Comparable hotel EBITDA margin ⁽¹⁾	26.6%	29.4%	(280)	bps	30.8%	32.5%	(170)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$312.35	$314.25	(0.6%)		$348.41	$313.90	11.0%
Comparable hotel RevPAR ⁽¹⁾	201.32	197.76	1.8%		214.67	194.49	10.4%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 75 comparable hotels as of September 30, 2023 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Operations
Total revenues increased $25 million, or 2.1%, and $344 million, or 9.4%, as compared to the third quarter of 2022 and year-to-date 2022, respectively, driven by increased demand at our convention and downtown properties, which was partially offset by some moderation in rates at our resort properties. The third quarter 2023 results benefited from the acquisition of the Four Seasons Resort and Residences Jackson Hole in November of 2022, as well as the reopening of The Ritz-Carlton, Naples in July 2023, while the year-to-date results were negatively impacted by its closure during the first half of the year. Total revenues growth in the third quarter was also muted by the negative impact from the August wildfires in Maui, as well as elevated international outbound travel without a corresponding increase in international inbound travel.
Comparable hotel RevPAR for the third quarter increased 1.8% compared to 2022, driven by a 1.5 percentage point increase in occupancy. Comparable hotel Total RevPAR for the third quarter decreased 0.6% compared to the third quarter of 2022, primarily due to the August wildfires in Maui, normalizing attrition and cancelation fees and a decrease in food and beverage revenues due to lower group spend in comparison to the third quarter of 2022. Following the wildfires, our hotels in Maui were still able to fill rooms with emergency response teams and displaced residents, however, these guests did not have the same level of out-of-room spend that a typical guest would have leading to a larger decline in comparable hotel Total RevPAR. Year-to-date, comparable hotel RevPAR and comparable hotel Total RevPAR increased 10.4% and 11.0%, respectively, compared to year-to-date 2022. The significant improvement year-to-date was buoyed by first quarter 2023 results, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022. In addition, the recovery at our city-center properties through the third quarter of 2023 allowed for significant improvements in several markets, such as New York, Washington, D.C. and Boston.
Comparable hotel Total RevPAR in our Boston, Houston and Northern Virginia markets led the portfolio with increases of 30.5%, 15.5% and 14.1%, respectively, in the third quarter, primarily due to rate growth driven by strong group and leisure demand. Hotels in our Washington, D.C. and New York markets, some of our larger markets by room counts, also outperformed our portfolio with comparable hotel Total RevPAR increases of 11.0% and 10.2%, respectively. These strong performances were offset by comparable hotel Total RevPAR declines at our Austin, Miami and New Orleans markets of 16.3%, 16.2% and 15.4%, respectively. The declines were driven primarily by decreases in rates due to weaker transient demand while Miami was also impacted by the ongoing renovation at the 1 Hotel South Beach. In addition, comparable hotel Total RevPAR at our Maui/Oahu market declined by 14.6% due to the Maui wildfires in August.
Our third quarter 2023 results when compared to 2022 are as follows:
•Net income decreased $3 million for the quarter and increased $124 million year-to-date;
•Diluted earnings per share remained flat for the quarter and increased $0.17 year-to-date;
•Adjusted EBITDAre increased $33 million for the quarter and $117 million year-to-date; and
•Adjusted FFO per diluted share increased $0.03 for the quarter and $0.13 year-to-date.
For the third quarter of 2023, operating profit margin under GAAP was 12.9%, an increase of 50 basis points compared to the third quarter of 2022, benefiting from the recognition of $54 million of business interruption insurance gains. Comparable hotel EBITDA margin was 26.6%, a decrease of 280 basis points, due to closer to stable staffing levels and higher wages, insurance and utility expenses, and a decline in attrition and cancelation revenues compared to third quarter of 2022. Year-to-date, operating profit margin under GAAP was 16.4%, which remained flat to 2022, and comparable hotel EBITDA margin was 30.8%, a decrease of 170 basis points compared to the same period in 2022, reflecting similar trends to the quarter results.
Outlook
We have not experienced significant signs of a weakening in the overall lodging industry; however, current macroeconomic headwinds and concerns surrounding the potential for an economic slowdown have created uncertainty around operating results for the remainder of 2023. Further improvement in operations will be dependent on the broader macroeconomic environment, which will affect our ability to maintain high-rated business in our resort markets, as well as the continued improvement of group, business transient and international inbound travel. Accordingly, we believe that operations in specific markets and asset types will continue to be uneven.
Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 2.2% for 2023, with slower growth in the fourth quarter and into next year. Business investment is also anticipated to slow over the coming quarters, averaging 3.9% for 2023 overall but 0.7% in the fourth quarter. The anticipation of an economic slowdown reflects potential impact from ongoing restrictive monetary policy, volatile oil prices and heightened geopolitical conflicts. Inflation has notably eased throughout the year but remains above the Federal Reserve's target of 2%, and recent geopolitical conflicts have introduced additional uncertainty to its trajectory moving forward. The range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, and escalating geopolitical conflicts.
Overall, hotel supply growth is anticipated to remain below the long-term historical average in 2023, although a few markets where our hotels are located, including New Orleans, Miami and Austin, are seeing above-average growth. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns abate. While the pandemic had an outsized impact on our industry, particularly in luxury and upper upscale hotels in top U.S. markets where our hotels are located, these markets have continued to improve as demand patterns normalize, including steady increases in group business and a gradual recovery in business transient and international demand in 2023. However, transient demand has recovered more slowly in certain markets, specifically San Francisco and Seattle, while room rates at resort hotels have moderated. In addition, the impact from the wildfires on the

Maui/Oahu market will create challenges for anticipating performance levels in the coming months as the community rebuilds.
Based on the trends noted above, we expect comparable hotel RevPAR growth for the full year 2023 will be between 7.25% and 8.75%.
As noted above, the current outlook for the lodging industry remains highly uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.
Strategic Initiatives
Capital Projects. Through the third quarter of 2023, we spent approximately $140 million on return on investment ("ROI") capital projects, $194 million on renewal and replacement projects, and $138 million on hurricane restoration work. While all of our hotels have fully reopened, we continued our restoration efforts following Hurricane Ian, for which we estimate the total property reconstruction and remediation costs, including significant enhancements, to be approximately $285 million to $310 million of which approximately 30%-35% relates to remediation costs. As of September 30, 2023, we have received $184 million of insurance proceeds related to our Hurricane Ian claims, of which $54 million has been classified as business interruption proceeds. We expect to receive an additional $26 million of proceeds in the fourth quarter related to Hurricane Ian, with any remaining proceeds expected to be received in 2024.
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
Similar to the Marriott transformational capital program, we reached an agreement with Hyatt to complete transformational reinvestment capital projects at six properties in our portfolio, the Grand Hyatt Atlanta in Buckhead, Grand Hyatt Washington, Manchester Grand Hyatt San Diego, Hyatt Regency Austin, Hyatt Regency Washington on Capitol Hill, and Hyatt Regency Reston. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. The total investment is expected to be approximately $550 million to $600 million, two-thirds of which we were planning to invest as part of our capital plan over the next few years. We expect to invest approximately $125 million to $200 million per year over the next three to four years on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions.
For full year 2023, we expect total capital expenditures of $615 million to $695 million, consisting of ROI projects of approximately $200 million to $230 million, renewal and replacement expenditures of $265 million to $290 million, and restoration work for the damage caused by Hurricane Ian of $150 million to $175 million. The ROI projects include approximately $25 million to $30 million for the Marriott transformational capital program discussed above.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2023	2022	Change	2023	2022	Change
Total revenues	$1,214	$1,189	2.1%	$3,988	$3,644	9.4%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,082	1,022	5.9	3,301	2,987	10.5
Corporate and other expenses	29	29	—	90	77	16.9
Gain on insurance and business interruption settlements	54	10	440.0	57	17	235.3
Operating profit	157	148	6.1	654	597	9.5
Interest expense	48	40	20.0	142	113	25.7
Other gains	1	5	(80.0)	70	19	268.4
Provision for income taxes	15	6	150.0	27	29	(6.9)

Host Inc.:
Net income attributable to non-controlling interests	2	2	—	10	8	25.0
Net income attributable to Host Inc.	111	114	(2.6)	608	486	25.1

Host L.P.:
Net income attributable to non-controlling interests	—	1	(100.0)	1	1	—
Net income attributable to Host L.P.	113	115	(1.7)	617	493	25.2
___________
(1)Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance and business interruption settlements.
Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2023	2022	Change	2023	2022	Change
Revenues:
Rooms	$777	$746	4.2%	$2,447	$2,251	8.7%
Food and beverage	328	330	(0.6)	1,174	1,032	13.8
Other	109	113	(3.5)	367	361	1.7
Total revenues	$1,214	$1,189	2.1	$3,988	$3,644	9.4
Total revenues for the third quarter and year-to-date improved 2.1% and 9.4%, respectively, compared to 2022, reflecting an increase in occupancy, as well as the net impact of our recent acquisition and dispositions. The Four Seasons Resort and Residences Jackson Hole, which we acquired in November 2022, contributed $25 million and $67 million to the growth in revenues for the third quarter and year-to-date 2023, respectively, compared to the negative impact on revenues resulting from 2022 and 2023 dispositions of $5 million and $45 million for the third quarter and year-to-date 2023, respectively. Year-to-date revenues also benefited from easier comparisons to 2022, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022. The year-to-date growth was impacted by lost revenues due to the closure of The Ritz-Carlton, Naples during the first half of 2023 as a result of Hurricane Ian.
Rooms. Total rooms revenues increased $31 million, or 4.2%, and $196 million, or 8.7%, for the third quarter and year-to-date, respectively, compared to 2022. The results reflect the acquisition of the Four Seasons Resort and Residences Jackson Hole and improved performance at The Ritz-Carlton, Naples following its reopening in the third quarter of 2023. In addition, rooms revenues at our comparable hotels increased $13 million, or 1.7%, and $226 million, or 10.4%, for the third quarter and year-to-date, respectively, driven by an increase in occupancy for the quarter and growth in both occupancy and rates year-to-date, as room rates have continued to moderate.
Food and beverage. Total food and beverage ("F&B") revenues decreased $2 million, or 0.6%, for the quarter and increased $142 million, or 13.8%, year-to-date compared to 2022. The changes reflect a decrease at our comparable hotels of $11 million, or 3.4%, for the quarter and an increase of $155 million, or 15.7% year-to-date. Similar to the changes in rooms revenues, total F&B revenues for the third quarter 2023 benefited from the acquisition of the Four Seasons Resort and Residences Jackson Hole and the reopening of The Ritz-Carlton, Naples. However, the overall decline for the third quarter was primarily due to lost business as a result of the Maui wildfires and lower banquet and audio-visual revenue per group room night at resorts, as the third quarter of 2022 consisted of group business with higher than usual spend post-pandemic. Year-to-date F&B revenues benefited from improvements in banquet and audio-visual revenues at convention hotels and continued outlet spend growth over 2022.
Other revenues. Total other revenues decreased $4 million, or 3.5%, for the quarter and increased $6 million, or 1.7%, year-to-date compared to 2022. The decrease for the quarter reflects the decrease at our comparable hotels of $9 million, or 7.9%, primarily due to normalizing attrition and cancelation fees and the wildfires in Maui, partially offset by the acquisition of the Four Seasons Resort and Residences Jackson Hole. The year-to-date increase consists of the increase at our comparable hotels of $6 million, or 1.7%, reflecting continued strong golf and spa revenues which remain significantly ahead of pre-pandemic levels.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2023	2022	Change	2023	2022	Change
Expenses:
Rooms	$196	$190	3.2%	$590	$539	9.5%
Food and beverage	241	230	4.8	773	675	14.5
Other departmental and support expenses	314	300	4.7	952	873	9.0
Management fees	51	48	6.3	185	150	23.3
Other property-level expenses	106	90	17.8	290	252	15.1
Depreciation and amortization	174	164	6.1	511	498	2.6
Total property-level operating expenses	$1,082	$1,022	5.9	$3,301	$2,987	10.5
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses. For the third quarter and year-to-date 2023, these expenses increased 5% and 16%, respectively, compared to 2022, reflecting an increase in hiring as operations have recovered as well as wage and benefit inflationary pressure. In addition, early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as seasonality in certain markets, followed by an acceleration in demand for which our hotel managers were unable to increase staffing commensurate with the increase in demand. Hiring pace has since improved, and managers at the majority of our hotels now are operating at desired staffing levels. Wage and benefit rate inflation is expected to be approximately 5% in 2023.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the third quarter and year-to-date 2023 compared to 2022 for rooms, food and beverage, other departmental and support, and management fees was generally due to the improvements in occupancy and an increase in staffing, as follows:
Rooms. Rooms expenses increased $6 million, or 3.2%, and $51 million, or 9.5%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $3 million, or 1.6%, and $64 million, or 12.4%, for the quarter and year-to-date, respectively. These increases reflect the increase in occupancy and staffing described above.
Food and beverage. F&B expenses increased $11 million, or 4.8%, and $98 million, or 14.5%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $3 million, or 1.3%, and $106 million, or 16.6% for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues increased for both the quarter and year-to-date as staffing levels normalized.
Other departmental and support expenses. Other departmental and support expenses increased $14 million, or 4.7%, and $79 million, or 9.0%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $9 million, or 3.2%, and $89 million, or 10.6%, for the quarter and year-to-date, respectively. These increases were primarily due to the increase in staffing.
Management fees. Base management fees, which generally are calculated as a percentage of total revenues, increased $2 million, or 5.9%, and $10 million, or 9.7%, for the quarter and year-to-date, respectively. At our comparable hotels, base management fees were flat for the quarter, and increased $10 million, or 10.0%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $1 million, or 6.7%, and $25 million, or 51.0%, for the quarter and year-to-date, respectively. The increase in incentive management fees primarily reflects the improved operations at our properties. At our comparable hotels, incentive management fees decreased $2 million, or 13.2%, for the quarter and increased $20 million, or 37.7%, year-to-date.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property level expenses increased $16 million, or 17.8%, and $38 million, or 15.1%, for the quarter and year-to-date, respectively, due to increases in property insurance premiums and rent on a portion of our ground leases that are based on a percentage of sales. Other property-level expenses at our comparable hotels increased $11 million, or 12.4%, and $38 million, or 15.3%, for the quarter and year-to-date, respectively.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
General and administrative costs	$20	$20	$61	$58
Non-cash stock-based compensation expense	6	9	19	19
Litigation accruals	3	—	10	—
Total	$29	$29	$90	$77

Interest expense. Interest expense increased for the quarter and year-to-date due to an increase in interest rates on our floating rate debt. The following table details our interest expense for the quarter (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Cash interest expense ⁽¹⁾	$46	$37	$131	$105
Non-cash interest expense	2	3	7	8
Non-cash debt extinguishment costs	—	—	1	—
Cash debt extinguishment costs ⁽¹⁾	—	—	3	—
Total interest expense	$48	$40	$142	$113
_________
(1)Including the change in accrued interest, total cash interest paid was $39 million and $31 million for the quarters ended September 30, 2023 and 2022, respectively, and $129 million and $100 million for year-to-date 2023 and 2022, respectively.
Other gains. Other gains increased $51 million year-to-date, reflecting the sale of The Camby, Autograph Collection in the first quarter of 2023.
Equity in earnings (losses) of affiliates. Equity in earnings (losses) of affiliates decreased $3 million for the quarter, primarily due to the Maui wildfires in August which impacted sales at our timeshare joint venture, and increased $4 million year-to-date, reflecting less unrealized losses recorded at our investment in Fifth Wall Ventures, L.P. compared to 2022.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the third quarter and year-to-date 2023, we recorded an income tax provision of $15 million and $27 million, respectively, due primarily to the profitability of hotel operations retained by the TRS including the business interruption insurance gains recorded during the third quarter of 2023.
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

Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarters and year-to-date ended September 30, 2023 and 2022, respectively, on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of September 30, 2023		Quarter ended September 30, 2023				Quarter ended September 30, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,006	$565.03	69.7%	$393.67	$549.52	$565.30	73.6%	$416.12	$643.57	(5.4)%	(14.6)%
Jacksonville	1	446	479.33	69.2	331.47	726.78	487.53	67.0	326.67	707.75	1.5	2.7
Miami	2	1,033	377.39	50.3	189.66	358.25	457.43	50.2	229.66	427.55	(17.4)	(16.2)
Florida Gulf Coast	3	941	309.76	62.7	194.17	381.17	327.19	62.2	203.68	386.66	(4.7)	(1.4)
Phoenix	3	1,545	263.79	59.6	157.18	368.20	264.31	58.4	154.24	408.94	1.9	(10.0)
Orlando	2	2,448	309.53	64.9	200.78	419.73	327.78	61.4	201.23	427.58	(0.2)	(1.8)
New York	2	2,486	334.84	87.0	291.33	387.71	309.77	84.3	260.99	351.90	11.6	10.2
Los Angeles/Orange County	3	1,067	314.25	85.9	269.85	375.29	303.74	86.4	262.42	373.36	2.8	0.5
San Diego	3	3,294	295.59	83.5	246.81	441.94	292.38	85.4	249.83	440.67	(1.2)	0.3
Boston	2	1,496	273.06	83.8	228.75	291.12	263.46	63.8	167.99	223.00	36.2	30.5
Washington, D.C. (CBD)	5	3,240	244.50	71.5	174.94	248.36	237.56	65.7	156.01	223.72	12.1	11.0
Philadelphia	2	810	231.09	82.6	190.83	288.59	221.65	85.9	190.48	286.56	0.2	0.7
Austin	2	767	225.87	59.0	133.29	242.58	233.32	68.3	159.46	289.77	(16.4)	(16.3)
Northern Virginia	2	916	233.30	72.0	168.00	250.70	214.33	67.2	144.06	219.78	16.6	14.1
San Francisco/San Jose	6	4,162	241.34	72.8	175.71	241.07	244.45	71.3	174.35	250.97	0.8	(3.9)
Chicago	3	1,562	253.34	79.5	201.35	280.27	263.27	79.3	208.86	286.41	(3.6)	(2.1)
Seattle	2	1,315	271.12	81.0	219.56	285.88	264.88	81.9	216.97	274.62	1.2	4.1
Atlanta	2	810	182.03	75.0	136.49	210.62	183.46	72.8	133.57	199.97	2.2	5.3
Houston	5	1,942	191.21	66.3	126.73	172.15	176.72	62.1	109.74	149.01	15.5	15.5
San Antonio	2	1,512	194.04	53.5	103.87	167.34	190.72	64.5	122.96	194.39	(15.5)	(13.9)
New Orleans	1	1,333	147.45	58.9	86.87	133.83	163.33	63.6	103.87	158.20	(16.4)	(15.4)
Denver	3	1,340	204.48	79.9	163.34	235.48	197.50	76.5	151.18	214.65	8.0	9.7
Other	10	3,061	326.91	68.5	223.86	333.59	347.16	64.3	223.09	332.55	0.3	0.3
Domestic	70	39,532	283.04	72.1	203.98	317.54	283.94	70.6	200.53	319.95	1.7	(0.8)

International	5	1,499	199.27	65.7	130.95	174.16	200.98	62.0	124.66	162.44	5.0	7.2
All Locations	75	41,031	280.24	71.8	201.32	312.35	281.27	70.3	197.76	314.25	1.8	(0.6)

Comparable Hotel Results by Location

	As of September 30, 2023		Year-to-date ended September 30, 2023				Year-to-date ended September 30, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,006	$588.70	73.2%	$430.85	$642.10	$559.15	76.0%	$424.91	$658.15	1.4%	(2.4%)
Jacksonville	1	446	515.29	72.8	375.31	823.23	533.33	69.5	370.85	799.91	1.2	2.9
Miami	2	1,033	538.29	65.8	354.38	620.61	618.23	62.8	388.09	647.24	(8.7)	(4.1)
Florida Gulf Coast	3	941	398.34	74.3	295.96	624.60	403.93	73.7	297.56	594.22	(0.5)	5.1
Phoenix	3	1,545	401.67	71.8	288.45	630.82	392.14	69.3	271.69	608.49	6.2	3.7
Orlando	2	2,448	369.46	71.4	263.81	533.70	395.30	64.4	254.71	498.62	3.6	7.0
New York	2	2,486	323.10	81.6	263.58	375.42	305.98	68.8	210.55	297.35	25.2	26.3
Los Angeles/Orange County	3	1,067	303.01	82.8	250.80	360.45	290.28	79.6	231.14	332.23	8.5	8.5
San Diego	3	3,294	286.71	81.2	232.85	432.14	275.85	76.1	209.91	376.43	10.9	14.8
Boston	2	1,496	262.27	78.7	206.41	272.25	246.01	57.4	141.27	186.74	46.1	45.8
Washington, D.C. (CBD)	5	3,240	276.94	71.3	197.40	285.28	258.02	60.5	156.14	222.68	26.4	28.1
Philadelphia	2	810	230.17	80.1	184.43	285.52	212.19	79.8	169.40	258.46	8.9	10.5
Austin	2	767	259.09	66.6	172.50	309.26	261.29	70.3	183.71	319.55	(6.1)	(3.2)
Northern Virginia	2	916	241.35	70.5	170.04	256.35	215.60	65.3	140.83	212.13	20.7	20.8
San Francisco/San Jose	6	4,162	254.24	66.8	169.73	246.35	230.51	63.1	145.43	209.56	16.7	17.6
Chicago	3	1,562	244.43	69.2	169.15	240.13	238.34	64.8	154.44	212.39	9.5	13.1
Seattle	2	1,315	242.11	69.1	167.33	226.93	234.51	64.1	150.37	194.36	11.3	16.8
Atlanta	2	810	190.91	75.0	143.15	230.87	181.26	72.2	130.94	204.64	9.3	12.8
Houston	5	1,942	201.57	70.6	142.37	196.37	180.33	63.4	114.29	158.00	24.6	24.3
San Antonio	2	1,512	217.64	62.4	135.91	217.29	194.11	67.3	130.73	201.94	4.0	7.6
New Orleans	1	1,333	195.70	68.9	134.85	204.28	196.59	65.3	128.42	187.76	5.0	8.8
Denver	3	1,340	193.63	65.0	125.92	180.78	183.44	63.9	117.14	169.54	7.5	6.6
Other	10	3,061	322.01	65.5	210.89	320.75	332.09	60.8	201.98	300.75	4.4	6.6
Domestic	70	39,532	303.99	71.8	218.31	355.19	297.46	66.8	198.61	321.16	9.9	10.6

International	5	1,499	188.41	62.9	118.58	168.30	159.59	53.6	85.55	120.75	38.6	39.4
All Locations	75	41,031	300.28	71.5	214.67	348.41	293.40	66.3	194.49	313.90	10.4	11.0

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2023	2022	Quarter ended September 30, 2023				Quarter ended September 30, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$565.03	69.7%	$393.67	$549.52	$565.30	73.6%	$416.12	$643.57	(5.4)%	(14.6)%
Jacksonville	1	1	479.33	69.2	331.47	726.78	487.53	67.0	326.67	707.75	1.5	2.7
Miami	2	2	377.39	50.3	189.66	358.25	457.43	50.2	229.66	427.55	(17.4)	(16.2)
Florida Gulf Coast	5	5	328.97	58.5	192.44	384.90	330.56	53.9	178.01	344.04	8.1	11.9
Phoenix	3	4	263.79	59.6	157.18	368.20	251.77	58.1	146.25	372.05	7.5	(1.0)
Orlando	2	2	309.53	64.9	200.78	419.73	327.78	61.4	201.23	427.58	(0.2)	(1.8)
New York	2	2	334.84	87.0	291.33	387.71	309.77	84.3	260.99	351.90	11.6	10.2
Los Angeles/Orange County	3	3	314.25	85.9	269.85	375.29	303.74	86.4	262.42	373.36	2.8	0.5
San Diego	3	3	295.59	83.5	246.81	441.94	292.38	85.4	249.83	440.67	(1.2)	0.3
Boston	2	2	273.06	83.8	228.75	291.12	263.46	63.8	167.99	223.00	36.2	30.5
Washington, D.C. (CBD)	5	5	244.50	71.5	174.94	248.36	237.56	65.7	156.01	223.72	12.1	11.0
Philadelphia	2	2	231.09	82.6	190.83	288.59	221.65	85.9	190.48	286.56	0.2	0.7
Austin	2	2	225.87	59.0	133.29	242.58	233.32	68.3	159.46	289.77	(16.4)	(16.3)
Northern Virginia	2	2	233.30	72.0	168.00	250.70	214.33	67.2	144.06	219.78	16.6	14.1
San Francisco/San Jose	6	6	241.34	72.8	175.71	241.07	244.45	71.3	174.35	250.97	0.8	(3.9)
Chicago	3	3	253.34	79.5	201.35	280.27	253.75	77.8	197.54	269.26	1.9	4.1
Seattle	2	2	271.12	81.0	219.56	285.88	264.88	81.9	216.97	274.62	1.2	4.1
Atlanta	2	2	182.03	75.0	136.49	210.62	183.46	72.8	133.57	199.97	2.2	5.3
Houston	5	5	191.21	66.3	126.73	172.15	176.72	62.1	109.74	149.01	15.5	15.5
San Antonio	2	2	194.04	53.5	103.87	167.34	190.72	64.5	122.96	194.39	(15.5)	(13.9)
New Orleans	1	1	147.45	58.9	86.87	133.83	163.33	63.6	103.87	158.20	(16.4)	(15.4)
Denver	3	3	204.48	79.9	163.34	235.48	197.50	76.5	151.18	214.65	8.0	9.7
Other	10	9	326.91	68.5	223.86	333.59	261.04	63.6	166.04	240.26	34.8	38.8
Domestic	72	72	284.23	71.7	203.67	319.19	277.68	69.9	194.13	310.91	4.9	2.7

International	5	5	199.27	65.7	130.95	174.16	200.98	62.0	124.66	162.44	5.0	7.2
All Locations	77	77	281.45	71.4	201.08	314.05	275.25	69.6	191.66	305.69	4.9	2.7

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2023	2022	Year-to-date ended September 30, 2023				Year-to-date ended September 30, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$588.70	73.2%	$430.85	$642.10	$559.15	76.0%	$424.91	$658.15	1.4%	(2.4%)
Jacksonville	1	1	515.29	72.8	375.31	823.23	533.33	69.5	370.85	799.91	1.2	2.9
Miami	2	2	538.29	65.8	354.38	620.61	573.01	64.5	369.80	609.25	(4.2)	1.9
Florida Gulf Coast	5	5	371.22	58.6	217.52	459.32	442.56	65.9	291.82	574.12	(25.5)	(20.0)
Phoenix	3	4	398.12	72.1	286.88	619.02	366.88	69.1	253.45	551.73	13.2	12.2
Orlando	2	2	369.46	71.4	263.81	533.70	395.30	64.4	254.71	498.62	3.6	7.0
New York	2	2	323.10	81.6	263.58	375.42	288.08	63.5	182.96	256.78	44.1	46.2
Los Angeles/Orange County	3	3	303.01	82.8	250.80	360.45	290.28	79.6	231.14	332.23	8.5	8.5
San Diego	3	3	286.71	81.2	232.85	432.14	275.85	76.1	209.91	376.43	10.9	14.8
Boston	2	2	262.27	78.7	206.41	272.25	240.93	55.5	133.65	175.93	54.4	54.8
Washington, D.C. (CBD)	5	5	276.94	71.3	197.40	285.28	258.02	60.5	156.14	222.68	26.4	28.1
Philadelphia	2	2	230.17	80.1	184.43	285.52	212.19	79.8	169.40	258.46	8.9	10.5
Austin	2	2	259.09	66.6	172.50	309.26	261.29	70.3	183.71	319.55	(6.1)	(3.2)
Northern Virginia	2	2	241.35	70.5	170.04	256.35	215.60	65.3	140.83	212.13	20.7	20.8
San Francisco/San Jose	6	6	254.24	66.8	169.73	246.35	230.51	63.1	145.43	209.56	16.7	17.6
Chicago	3	3	244.43	69.2	169.15	240.13	227.82	63.1	143.86	196.43	17.6	22.2
Seattle	2	2	242.11	69.1	167.33	226.93	234.51	64.1	150.37	194.36	11.3	16.8
Atlanta	2	2	190.91	75.0	143.15	230.87	181.26	72.2	130.94	204.64	9.3	12.8
Houston	5	5	201.57	70.6	142.37	196.37	180.33	63.4	114.29	158.00	24.6	24.3
San Antonio	2	2	217.64	62.4	135.91	217.29	194.11	67.3	130.73	201.94	4.0	7.6
New Orleans	1	1	195.70	68.9	134.85	204.28	196.59	65.3	128.42	187.76	5.0	8.8
Denver	3	3	193.63	65.0	125.92	180.78	183.44	63.9	117.14	169.54	7.5	6.6
Other	10	9	322.01	65.5	210.89	320.75	264.87	61.2	162.17	233.33	30.0	37.5
Domestic	72	72	304.28	71.2	216.53	353.71	293.77	66.1	194.23	315.02	11.5	12.3

International	5	5	188.41	62.9	118.58	168.30	159.59	53.6	85.55	120.75	38.6	39.4
All Locations	77	77	300.61	70.9	213.04	347.14	289.98	65.7	190.46	308.35	11.9	12.6
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 65%, 32%, and 3%, respectively, of our full year 2022 room sales. The information below is derived from business mix data for the 75 comparable hotels as of September 30, 2023. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
Improvements in the third quarter compared to 2022 were primarily driven by an increase in group business, through increases in occupancy and room rates. At the same time, the recovery in business transient demand continued, driven by demand from small and medium-sized businesses, which accounted for a greater share of demand as compared to large companies than prior to the COVID-19 pandemic. Overall transient revenue decreased for the quarter due to the wildfires in Maui and moderating transient rates at our resort hotels, although resort transient rates remain more than 50% above 2019.

The following are the results of our transient, group and contract business:

	Quarter ended September 30, 2023			Year-to-date ended September 30, 2023
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,526	990	201	4,375	3,112	533
Percent change in room nights vs. same period in 2022	0.4%	1.8%	20.7%	2.5%	15.0%	15.1%
Rooms revenues (in millions)	$472	$252	$37	$1,465	$844	$99
Percent change in revenues vs. same period in 2022	(3.3%)	9.8%	24.9%	3.0%	23.7%	28.2%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. Our next significant debt maturity is $400 million due in April 2024. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis.
Capital Resources. As of September 30, 2023, we had $916 million of cash and cash equivalents, $218 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the third quarter of 2023, we repurchased 6.3 million shares at an average price of $15.90 per share, exclusive of commissions, through our common share repurchase program, for a total of $100 million. At September 30, 2023, we had $823 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued year-to-date in 2023. As of September 30, 2023, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2023, net cash provided by operating activities was $1,134 million compared to $1,056 million for 2022. The $78 million increase in 2023 was primarily driven by improved operations at our hotels compared to 2022, as well as $54 million of insurance proceeds received for business interruption related to Hurricane Ian.
Cash Used in Investing Activities. Net cash used in investing activities was $263 million during 2023 year-to-date compared to $172 million for 2022. Cash used in investing activities during year-to-date 2023 primarily related to $472 million of capital expenditures and investment in our joint ventures. Cash used in investing activities during year-to-date 2022 primarily related to $357 million of capital expenditures and an investment in a joint venture. Cash provided by investing activities includes the sale of one hotel in 2023 and four hotels in 2022, with 2023 proceeds of $34 million primarily related to the sale of The Camby, Autograph Collection, which is net of a $72 million loan issued to the buyer in connection with the sale. Cash provided by investing activities in 2023 also includes the collection of the $163 million note receivable issued in relation to the sale of the Sheraton Boston.
Cash Used in Financing Activities. Year-to-date in 2023, net cash used in financing activities was $606 million compared to $759 million for 2022. Cash used in financing activities in 2023 primarily related to the payment of common stock dividends and common stock repurchases. In year-to-date 2022, cash used in financing activities included the repayment of the credit facility revolver and the payment of common stock dividends.

The following table summarizes significant equity transactions that have been completed through November 1, 2023 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - October	2023	Dividend payments⁽¹⁾⁽²⁾	$(547)
March - September	2023	Repurchase of 9.5 million shares of Host Inc. common stock	(150)
		Cash payments on equity transactions	$(697)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $555 million to its common OP unit holders.
(2)Includes the fourth quarter 2022 dividend that was paid in January 2023.
Debt
As of September 30, 2023, our total debt was $4.2 billion, with a weighted average interest rate of 4.6% and a weighted average maturity of 4.5 years. Additionally, 76% of our debt has a fixed rate of interest and only one of our consolidated hotels is encumbered by mortgage debt.
Financial Covenants
On January 4, 2023, we entered into the sixth amended and restated senior revolving credit and term loan facility, with Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JPMorgan Chase Bank, N.A. as co-syndication agents, and certain other agents and lenders. The credit facility allows for revolving borrowings in an aggregate principal amount of up to $1.5 billion. The revolver also includes a foreign currency subfacility for Canadian dollars, Australian dollars, Euros, British pounds sterling and, if available to the lenders, Mexican pesos, of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican peso borrowings. The credit facility also provides for a term loan facility of $1 billion (which is fully utilized), a subfacility of up to $100 million for swingline borrowings in currencies other than U.S. dollars and a subfacility of up to $100 million for issuances of letters of credit. Host L.P. also has the option to add in the future $500 million of commitments which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments (which we have not currently obtained) and the satisfaction of certain conditions. The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year, one $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended. The exercise of any extension options is subject to certain various conditions, including the payment of an extension fee. The new credit facility also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustments will be determined based on our performance against targets established in the credit facility related to green building certifications and electricity used at all our consolidated properties that is generated by renewable resources. Effective June 30, 2023, we achieved a milestone in the progress towards our renewable energy goal, resulting in a 2.5 basis point reduction in the interest rate on the outstanding term loans.
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

At September 30, 2023, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.1x	Maximum ratio of 7.25x
Fixed charge coverage ratio	7.5x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	8.9x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2023:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	493%	Minimum ratio of 150%
Total indebtedness to total assets	20%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.7x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, including the terms of the Amendments, see our Annual Report on Form 10-K for the year ended December 31, 2022.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2023, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On September 14, 2023, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.18 per share on Host Inc.'s common stock. The dividend was paid on October 16, 2023 to stockholders as of record on September 30, 2023. All future dividends are subject to Board approval.
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
Of the 77 hotels that we owned as of September 30, 2023, 75 have been classified as comparable hotels. The operating results of the following hotels that we owned as of September 30, 2023 are excluded from comparable hotel results for these periods, due to closure of the property:
•Hyatt Regency Coconut Point Resort & Spa (business disruption due to Hurricane Ian beginning in September 2022, reopened in November 2022); and
•The Ritz-Carlton, Naples (business disruption due to Hurricane Ian beginning in September 2022, reopened in July 2023).
Following the wildfires in Maui in August 2023, the Hyatt Regency Maui Resort & Spa remained in our comparable hotel set based on the overall performance of the property despite business interruption sustained by the property in August and September. There continues to be a significant level of uncertainty as to the extent of continued business interruption for the fourth quarter as the hotel reopened to guests on November 1, 2023. Therefore, we will continue to evaluate the overall impact of the wildfires on the property’s operations and its comparable status through the remainder of the year.
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

Non-GAAP Financial Measures
We use certain “non-GAAP financial measures,” which are measures of our historical or future financial performance that are not calculated and presented in accordance with GAAP, within the meaning of applicable SEC rules. These measures include the following:
•Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization (“EBITDA”), Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization for real estate (“EBITDAre”) and Adjusted EBITDAre, as a measure of performance for Host Inc. and Host L.P.,
•Funds From Operations (“FFO”) and FFO per diluted share, both calculated in accordance with National Association of Real Estate Investment Trusts (“NAREIT”) guidelines and with certain adjustments from those guidelines, as a measure of performance for Host Inc., and
•Comparable hotel operating results, as a measure of performance for Host Inc. and Host L.P.
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
We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s understanding of our operating performance. Adjusted EBITDAre also is similar to the measure used to calculate certain credit ratios for our credit facility and senior notes. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:
•Property Insurance Gains – We exclude the effect of property insurance gains reflected in our condensed consolidated statements of operations because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets. In addition, property insurance gains could be less important to investors given that the depreciated asset book value written off in connection with the calculation of the property insurance gain often does not reflect the market value of real estate assets.
•Acquisition Costs – Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.
•Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider to be outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.
•Severance Expense – In certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include, but are not limited to: (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Net income	$113	$116	$618	$494
Interest expense	48	40	142	113
Depreciation and amortization	174	164	511	498
Income taxes	15	6	27	29
EBITDA	350	326	1,298	1,134
Gain on dispositions⁽¹⁾	—	(5)	(69)	(18)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	4	1	(7)	(3)
Pro rata EBITDAre of equity investments⁽²⁾	7	6	29	27
EBITDAre	361	328	1,251	1,140
Adjustments to EBITDAre:
Gain on property insurance settlement	—	—	—	(6)
Adjusted EBITDAre	$361	$328	$1,251	$1,134
___________
(1)Reflects the sale of one hotel in 2023 and four hotels in 2022.
(2)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.
FFO Measures
We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period, in accordance with NAREIT guidelines. Effective January 1, 2019, we adopted NAREIT’s definition of FFO included in NAREIT’s Funds From Operations White Paper – 2018 Restatement. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to certain real estate assets, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment expense of certain real estate assets and investments and adjustments for consolidated partially owned entities and unconsolidated affiliates. Adjustments for consolidated partially owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.
We also present Adjusted FFO per diluted share when evaluating our performance because management believes that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. Management historically has made the adjustments detailed below in evaluating our performance, in our annual budget process and for our compensation programs. We believe that the presentation of Adjusted FFO per diluted share, when combined with both the primary GAAP presentation of diluted earnings per share and FFO per diluted share as defined by NAREIT, provides useful supplemental information that is beneficial to an investor’s understanding of our operating performance. We adjust NAREIT FFO per diluted share for the following items, which may occur in any period, and refer to this measure as Adjusted FFO per diluted share:
•Gains and Losses on the Extinguishment of Debt – We exclude the effect of finance charges and premiums associated with the extinguishment of debt, including the acceleration of the write-off of deferred financing costs from the original issuance of the debt being redeemed or retired and incremental interest expense incurred during the refinancing period. We also exclude the gains on debt repurchases and the original issuance costs associated with the retirement of preferred stock. We believe that these items are not reflective of our ongoing finance costs.
•Acquisition Costs – Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.
•Litigation Gains and Losses – We exclude the effect of gains or losses associated with litigation recorded under GAAP that we consider to be outside the ordinary course of business. We believe that including these items is not consistent with our ongoing operating performance.
•Severance Expense – In certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add-back include, but are not limited to, (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.
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
(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Net income	$113	$116	$618	$494
Less: Net income attributable to non-controlling interests	(2)	(2)	(10)	(8)
Net income attributable to Host Inc.	111	114	608	486
Adjustments:
Gain on dispositions⁽¹⁾	—	(5)	(69)	(18)
Gain on property insurance settlement	—	—	—	(6)
Depreciation and amortization	174	164	510	497
Equity investment adjustments:
Equity in (earnings) losses of affiliates	4	1	(7)	(3)
Pro rata FFO of equity investments⁽²⁾	4	4	20	21
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(6)	(6)
NAREIT FFO	290	275	1,055	970
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	4	—
Adjusted FFO	$290	$275	$1,059	$970

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	711.9	717.6	713.6	717.4
Diluted earnings per common share	$0.16	$0.16	$0.85	$0.68
NAREIT FFO per diluted share	$0.41	$0.38	$1.48	$1.35
Adjusted FFO per diluted share	$0.41	$0.38	$1.48	$1.35
___________
(1-2)Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(3)Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by minority partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2023	2022	2023	2022
Number of hotels	75	75	75	75
Number of rooms	41,031	41,031	41,031	41,031
Change in comparable hotel Total RevPAR	(0.6%)	—	11.0%	—
Change in comparable hotel RevPAR	1.8%	—	10.4%	—
Operating profit margin⁽¹⁾	12.9%	12.4%	16.4%	16.4%
Comparable hotel EBITDA margin⁽¹⁾	26.6%	29.4%	30.8%	32.5%
Food and beverage profit margin⁽¹⁾	26.5%	30.3%	34.2%	34.6%
Comparable hotel food and beverage profit margin⁽¹⁾	27.6%	31.0%	34.6%	35.1%

Net income	$113	$116	$618	$494
Depreciation and amortization	174	164	511	498
Interest expense	48	40	142	113
Provision for income taxes	15	6	27	29
Gain on sale of property and corporate level income/expense	10	15	(43)	32
Severance expense at hotel properties	—	—	—	2
Property transaction adjustments⁽²⁾	—	8	(3)	24
Non-comparable hotel results, net⁽³⁾	(46)	—	(50)	(48)
Comparable hotel EBITDA	$314	$349	$1,202	$1,144
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended September 30, 2023				Quarter ended September 30, 2022
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net ⁽[3]⁾	Depreciation and corporate level items	Comparable Hotel Results	GAAP Results	Property transaction adjustments ⁽[2]⁾	Non-comparable hotel results, net ⁽[3]⁾	Depreciation and corporate level items	Comparable Hotel Results
Revenues
Room	$777	$(16)	$—	$761	$746	$15	$(13)	$—	$748
Food and beverage	328	(13)	—	315	330	5	(9)	—	326
Other	109	(4)	—	105	113	4	(3)	—	114
Total revenues	1,214	(33)	—	1,181	1,189	24	(25)	—	1,188
Expenses
Room	196	(5)	—	191	190	2	(4)	—	188
Food and beverage	241	(13)	—	228	230	4	(9)	—	225
Other	471	(18)	—	453	438	10	(12)	—	436
Depreciation and amortization	174	—	(174)	—	164	—	—	(164)	—
Corporate and other expenses	29	—	(29)	—	29	—	—	(29)	—
Gain on insurance and business interruption settlements	(54)	49	—	(5)	(10)	—	—	—	(10)
Total expenses	1,057	13	(203)	867	1,041	16	(25)	(193)	839
Operating Profit - Comparable hotel EBITDA	$157	$(46)	$203	$314	$148	$8	$—	$193	$349

	Year-to-date ended September 30, 2023					Year-to-date ended September 30, 2022
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Severance at hotel properties	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$2,447	$(5)	$(34)	$—	$2,408	$2,251	$—	$2	$(71)	$—	$2,182
Food and beverage	1,174	(2)	(31)	—	1,141	1,032	—	5	(51)	—	986
Other	367	—	(7)	—	360	361	—	8	(15)	—	354
Total revenues	3,988	(7)	(72)	—	3,909	3,644	—	15	(137)	—	3,522
Expenses
Room	590	(1)	(9)	—	580	539	—	(10)	(13)	—	516
Food and beverage	773	(1)	(26)	—	746	675	—	(1)	(34)	—	640
Other	1,427	(2)	(36)	—	1,389	1,275	(2)	2	(42)	—	1,233
Depreciation and amortization	511	—	—	(511)	—	498	—	—	—	(498)	—
Corporate and other expenses	90	—	—	(90)	—	77	—	—	—	(77)	—
Gain on insurance and business interruption settlements	(57)	—	49	—	(8)	(17)	—	—	—	6	(11)
Total expenses	3,334	(4)	(22)	(601)	2,707	3,047	(2)	(9)	(89)	(569)	2,378
Operating Profit - Comparable hotel EBITDA	$654	$(3)	$(50)	$601	$1,202	$597	$2	$24	$(48)	$569	$1,144
(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of September 30, 2023, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of September 30, 2023.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds relating to events that occurred while the hotels were classified as non-comparable.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of September 30, 2023 and December 31, 2022, 76% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of September 30, 2023, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2023, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($75 million), and we received $1.9 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into three new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($74 million), which will mature in August 2024. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.

See Item 7A of our most recent Annual Report on Form 10-K and Item 3 of our Quarterly Report on Form 10-Q for the quarterly periods ended March 31 and June 30, 2023.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 – July 31, 2023	—	$—	—	$923
August 1, 2023 – August 31, 2023	4,585,121	15.86	4,585,121	850
September 1, 2023 – September 30, 2023	1,705,808	16.00	1,705,808	823
Total	6,290,929	$15.90	6,920,929	$823
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2023 – July 31, 2023	132,787	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2023 – August 31, 2023	4,544,833	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2023 – September 30, 2023	1,687,435	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	6,365,055			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.
** Reflects (i) 4,488,642 common OP units repurchased to fund the repurchase by Host Inc. of 4,585,121 shares of common stock as part of its publicly announced share repurchase program, and (ii) 56,191 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
*** Reflects (i) 1,669,914 common OP units repurchased to fund the repurchase by Host Inc. of 1,705,808 shares of common stock as part of its publicly announced share repurchase program, and (ii) 17,521 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

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
Item 6.     Exhibits
In reviewing the agreements included as exhibits to this report, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the company, its subsidiaries or other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to other parties in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or date as may be specified in the agreement and are subject to more recent developments.
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

The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter and Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
____________________________________________________________________
*Filed herewith.
†This certificate is being furnished solely to accompany the report pursuant to 18 U.S.C. 1350 and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, INC.

November 3, 2023	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

November 3, 2023	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.