Form 10-K
period 2023-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2024-02-28
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
Form 10-K
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR
☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-14625 (Host Hotels & Resorts, Inc.)
0-25087 (Host Hotels & Resorts, L.P.)
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________
HOST HOTELS & RESORTS, INC.
HOST HOTELS & RESORTS, L.P.
(Exact Name of Registrant as Specified in Its Charter)
____________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________________

Maryland (Host Hotels & Resorts, Inc.)	53-0085950 (Host Hotels & Resorts, Inc.)
Delaware (Host Hotels & Resorts, L.P.)	52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4747 Bethesda Ave, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)
(240) 744-1000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (703,621,808 shares outstanding as of February 23, 2024)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Host Hotels & Resorts, Inc.    None
Host Hotels & Resorts, L.P.    Units of limited partnership interest 698,324,144 units outstanding as of February 23, 2024)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Host Hotels & Resorts, Inc. ☐
Host Hotels & Resorts, L.P. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Host Hotels & Resorts, Inc. ☐
Host Hotels & Resorts, L.P. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Host Hotels & Resorts, Inc.    Yes ☐    No ☒
Host Hotels & Resorts, L.P.    Yes ☐    No ☒
The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the NASDAQ Stock Market) on June 30, 2023 was $11,832,497,578.
Documents Incorporated by Reference
Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 15, 2024 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: McLean, VA	Audit Firm ID: 185

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2023 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2023. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
We believe combining the annual reports on Form 10-K of Host Inc. and Host L.P. into this single report results in the following benefits:
•enhances investors’ understanding of Host Inc. and Host L.P. by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined presentation, since a substantial portion of our disclosure applies to both Host Inc. and Host L.P.; and
•creates time and cost efficiencies through the preparation of one combined report instead of two separate reports.
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

To help investors understand the differences between Host Inc. and Host L.P., this report presents the following separate sections or portions of sections for each of Host Inc. and Host L.P.:
•Part II Item 5 - Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc. / Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.;
•Part II Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations is combined, except for a separate discussion of material differences, if any, in the liquidity and capital resources between Host Inc. and Host L.P.;
•Part II Item 7A - Quantitative and Qualitative Disclosures about Market Risk is combined, except for separate discussions of material differences, if any, between Host Inc. and Host L.P.; and
•Part II Item 8 - Financial Statements and Supplementary Data. While the financial statements themselves are presented separately, the notes to the financial statements generally are combined, except for separate discussions of differences between equity of Host Inc. and capital of Host L.P.
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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
iii

PART I
Forward-Looking Statements
Our disclosure and analysis in this 2023 Annual Report on Form 10-K and in Host Inc.’s 2023 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings or insurance gains/losses.
We cannot guarantee that any future results discussed in any forward-looking statements will be realized, although we believe that we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those discussed in Item 1A. “Risk Factors.” Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from past results and those results anticipated, estimated or projected. You should bear this in mind as you consider forward-looking statements.
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
Item 1. Business
We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper upscale hotels. As of February 23, 2024, our consolidated lodging portfolio consists of 77 primarily luxury and upper-upscale hotels containing approximately 42,000 rooms, with substantially all located in the United States (five of the hotels are located outside of the U.S. in Brazil and Canada). In addition, we own non-controlling interests in seven domestic and one international joint ventures that focus on the lodging industry, see " - Other Real Estate Interests" for a further description.
Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2023. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
Business Strategy
Our goal is to be the preeminent owner of high-quality lodging real estate in growing markets in the U.S. and to generate superior long-term risk adjusted returns for our stockholders throughout all phases of the lodging cycle through a combination of appreciation in asset values, growth in earnings and the payment of dividends. The pillars of our strategy to achieve this objective and elevate our growth profile include:
•Geographically diverse portfolio of hotels in the U.S. - Own a diversified portfolio of hotels in the U.S. in major urban and resort destinations. Target markets with diverse demand generators, high barriers to entry, favorable supply and demand dynamics and attractive long-term projected RevPAR growth;

•Strong scale and integrated platform - Utilize our scale to create value through enterprise analytics, asset management and capital investment initiatives, while aiding external growth by leveraging scale as a competitive advantage to acquire assets befitting our strategy. Allocate and recycle capital to seek returns that exceed our cost of capital and actively return capital to stockholders;
•Investment grade balance sheet - Maintain a strong and flexible capital structure that allows us to execute our strategy throughout all phases of the lodging cycle; and
•Employer of choice and responsible corporate citizen - Align our organizational structure with our business objectives to be an employer of choice and a responsible corporate citizen.
Geographically Diverse Portfolio
We seek to have a geographically diversified portfolio in major markets and premier resort destinations in the U.S. We primarily focus on acquisitions and, occasionally, new development opportunities to enhance our portfolio. While we have historically targeted acquisitions in the top 25 U.S. markets, we also consider hotels in other markets, which we believe have high growth potential and diverse demand generators. We focus generally on the following types of assets:
•Resorts in destination locations with limited supply growth. These assets feature superior amenities and unique experiential offerings;
•Convention destination hotels that are group oriented in urban and resort markets. These assets feature extensive and high-quality meeting facilities and often are connected to prominent convention centers; and
•High-end urban hotels that are positioned in prime locations and possess multiple demand drivers for both business and leisure travelers.
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
Strong Scale and Integrated Platform
Enterprise Analytics Platform. Due to the scale of our asset management and business intelligence platform, we believe we are in a unique position to implement value-added real estate decisions and to assist our managers in improving operating performance and profitability. The size and composition of our portfolio and our affiliation with most of the leading brands and operators in the industry allow our enterprise analytics team to benchmark similar hotels and identify revenue-enhancement opportunities and cost efficiencies that can maximize the operating performance, long-term profitability and value of our real estate. We perform independent underwriting of return on investment (“ROI”) projects and potential acquisitions, as well as revenue management analysis of ancillary revenue opportunities. Our goal is to continue to differentiate our hotels within their competitive markets, drive operating performance and enhance the overall value of our real estate through the following:
•Enhance operating performance and profitability by using our business intelligence system to benchmark and monitor hotel performance and cost controls.
•Drive revenue growth by conducting detailed strategic reviews with our managers on markets and business mix to assist them in developing the appropriate group/transient mix, online presence to address a broad customer base, and market share targets for each hotel.
•Work with leading brands, such as Marriott and Hyatt, to take advantage of their worldwide presence and lodging infrastructure. We also have a selection of hotels managed by independent operators where we believe these operators have more flexibility to drive revenues and control costs to maximize profits.

•Improve asset value through the extension or purchase of ground leases or the restructuring of management agreements to increase contract flexibility.
Disciplined Capital Allocation. Guided by a disciplined approach to capital allocation, we are equipped to make investment decisions that seek to deliver the greatest value and returns to stockholders. Our goal is to allocate capital to enhance and improve our portfolio, while balancing the importance of prudently returning capital to stockholders.
For 2024, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We are constantly evaluating potential acquisitions of iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe the potential for growth is constrained or hotels with significant capital expenditure requirements that we do not believe would generate an adequate return.
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
Corporate Responsibility
We are committed to creating long-term value through investing responsibly in our business, environment, people and community. Our Corporate Responsibility ("CR") program is centered around the concept of responsible investment—an overarching strategy that guides our focus and actions across our three main themes of Environmental Stewardship, Social Responsibility and Governance.
We believe that a disciplined and proactive approach to addressing critical environmental, social and governance (ESG) topics enables us to create long-term value for our stockholders and helps us to optimize our portfolio and human capital investments, while maintaining our position as a sustainability leader in the lodging REIT sector. Our management approach is driven by people, culture, policies, targets and performance monitoring to improve the value from our investments of time, talent and financial resources. This approach directly supports Host’s business strategy and goals.
•Environmental Stewardship: We are investing in solutions that conserve and restore natural capital to assist us in mitigating climate change and biodiversity impacts with the goal of achieving best-in-class returns.
•Social Responsibility: We are committed to advancing health, well-being and opportunity for all of our stakeholders, including investors, employees, partners and communities.
•Governance: Our responsible investment strategies are guided by executive and board-level oversight, our EPIC values of Excellence, Partnership, Integrity and Community, our ethical standards, and a disciplined approach to risk management and sustainable value creation.
The Real Estate Sustainability Accounting Standard issued by the Sustainability Accounting Standards Board (“SASB”) (now maintained by the International Sustainability Standards Board under the International Financial Reporting Standards Foundation) outlines the disclosure topics and accounting metrics for the real estate industry. The energy and water management metrics that best correlate with our industry include total energy consumed (“Total Energy Consumption”) and total water withdrawn (“Total Water Consumption”). The energy and water data we use is collected and reviewed by third parties who compile the data from property utility statements.
The charts below detail our third-party verified Total Energy Consumption and Total Water Consumption for 2020 through 2022, the last three fiscal years for which data is available(1). The increases in Total Energy Consumption and Total Water Consumption for 2021 and 2022 reflect the return of business at our hotels as compared to the loss of occupancy from the COVID-19 pandemic in prior years:

___________
(1)Energy and water metrics relate to our consolidated hotels owned for the entire year presented.
Our latest Corporate Responsibility Report, which was issued in September 2023, details our CR program and responsible investment strategy; along with our environmental, social and governance performance and our new 2030 environmental and social targets that will serve as the initial roadmap for achieving our aspirational vision of becoming net positive by 2050. The Corporate Responsibility Report also includes Task Force on Climate-Related Financial Disclosures (TCFD) and full SASB disclosures, as well as an EEO-1 report. The contents of our Corporate Responsibility Report are not incorporated by reference into this Form 10-K and do not form a part of this Form 10-K.
The Lodging Industry
The lodging industry in the United States consists of private and public entities that operate in a diversified market under a variety of brand names. The lodging industry has several key participants:
•Owners—own the hotel and typically enter into an agreement for an independent third party to manage the hotel. These hotels may be branded and operated under the manager’s brand or branded under a franchise agreement and operated by the franchisee or by an independent hotel manager. The hotels also may be operated as an independent hotel by an independent hotel manager.
•Owner/Managers—own the hotel and operate the property with their own management team. These hotels may be branded under a franchise agreement, operated as an independent hotel or operated under the owner’s brand. We are prohibited from operating and managing hotels by applicable REIT rules.
•Franchisors—own a brand or brands and strive to grow their revenues by expanding the number of hotels in their franchise system. Franchisors provide their hotels with brand recognition, marketing support and centralized reservation systems for the franchised hotels.
•Franchisor/Managers—own a brand or brands and operate hotels on behalf of the hotel owner or franchisee.
•Managers—operate hotels on behalf of the hotel owner, but do not, themselves, own a brand. The hotels may be operated under a franchise agreement or as an independent hotel.
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
Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but such supply may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. Online short-term rentals are a source of non-traditional supply for the industry, in both urban and resort destinations, including as a flexible option for apartment buildings and vacation homes. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation has the potential to limit supply growth for these online short-term rentals in many top markets, though the growth of professional management for legal rentals remains a key trend.
Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2018 to 2023.
U.S. Lodging Industry Supply, Demand and RevPAR Growth

Supply Growth
Demand Growth
RevPAR Growth
35yr Avg Supply
35yr Avg Supply, 1.7%
1.8%
2.9%
1.8%
1.5%
0.7%
-4.0%
-36.0%
-47.8%
4.9%
37.5%
58.3%
1.8%
10.7%
30.6%
0.3%
0.9%
4.9%
0.8%
1.8%
4.1%
2018
2019
2020
2021
2022
2023
2024F
Source: STR
Note: 2020, 2021, 2022 Demand and RevPAR are not to scale

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

Supply Growth
Demand Growth
RevPAR Growth
35yr Avg Supply
35yr Avg Supply, 2.2%
2.7%
2.7%
2.6%
2.3%
1.7%
0.7%
-15.1%
-61.1%
-61.6%
67.1%
69.8%
16.4%
52.4%
38.6%
6.2%
7.7%
7.2%
1.5%
5.4%
3.5%
1.1%
Source: STR
Note: 2020, 2021, 2022 Demand and RevPAR are not to scale
2018
2019
2020
2021
2022
2023
2024F

Our Customers. Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:
Transient business broadly represents individual business and/or leisure travelers. Historically, business travelers have made up the majority of transient demand at our hotels; however, leisure drove the majority of our demand during the recovery from the COVID-19 pandemic from 2020 through 2022, with business transient seeing a recovery in the second half of 2022 and through 2023. The four key subcategories of rates offered to the transient business group are:
•Retail: This is the benchmark rate that a hotel publishes and offers to the public. It typically is the rate charged to travelers that do not have access to negotiated or discounted rates. It includes the “rack rate,” which typically is applied to rooms during high demand periods and is the highest rate category available. Retail room rates will fluctuate more freely depending on anticipated demand levels (e.g., seasonality and weekday vs. weekend stays).
•Non-Qualified Discount: This category includes special rates offered by the hotels, including packages, advance-purchase discounts and promotional offers. It also includes rooms booked through online travel agencies (OTAs).
•Special Corporate: This is a negotiated rate offered to companies and organizations that provide significant levels of room night demand to the hotel or to hotel brands generally. These rates typically are negotiated annually at a discount to the anticipated retail rate. In addition, this category includes rates offered at the prevailing per diem for approved government travel.
•Qualified Discount: This category encompasses all discount programs, such as AAA and AARP discounts, rooms booked through wholesale channels, frequent guest program redemptions, and promotional rates and packages offered by a hotel.
Group business represents clusters of guestrooms booked together, usually with a minimum of 10 rooms. The three key sub-categories of the group business category are:
•Association: group business related to national and regional association meetings and conventions.
•Corporate: group business related to corporate meetings (e.g., product launches, training programs, contract negotiations, and presentations).
•Other: group business predominately related to social, military, education, religious, fraternal and youth and amateur sports teams, otherwise known as SMERF business.

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
General Terms and Provisions – Agreements governing our hotels that are managed by brand owners (Marriott, Hyatt, Hilton, Four Seasons and AccorHotels) typically include the terms described below:
•Term and fees for operational services. The initial term of our management and operating agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our hotels operating under the W®, Westin®, Sheraton®, Luxury Collection® and St. Regis® brands and managed by Marriott following its acquisition of Starwood Hotels & Resorts Worldwide, Inc. on September 23, 2016 (collectively, the “Starwood Hotels”), the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable under a separate license agreement (as described below).
•License services. In the case of the Starwood Hotels, operations are governed by separate license agreements addressing matters pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Although the term of these license agreements generally is coterminous with the corresponding operating agreements, the license agreements contemplate the potential for continued brand affiliation even in the event of a termination of the operating agreement (for instance, in the event the hotel is operated by an independent operator). Licensors receive compensation in the form of license fees (generally 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales), which amounts supplement the lower base management fee of 1% of gross revenues received by Marriott under the operating agreements, as noted above.
•Chain or system programs and services. Managers are required to provide chain or system programs and services generally that are furnished on a centralized basis. Such services include the development and operation of certain computer systems and reservation services, regional or other centralized management and administrative services, marketing and sales programs and services, training and other personnel services, and other centralized or regional services as may be determined to be more efficiently performed on a centralized, regional or group basis rather than on an individual hotel basis. Costs and expenses incurred in providing these chain or system programs and services generally are allocated on a cost reimbursement basis among all hotels managed by the manager or its affiliates or that otherwise benefit from these services.
•Working capital and fixed asset supplies. We are required to maintain working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time the funds available from working capital are insufficient to meet the financial requirements of the hotels. For certain hotels, the working capital accounts which would otherwise be maintained by the managers for each of such hotels are maintained on a pooled basis, with managers being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management or operating agreements.
•Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 4-5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. For certain hotels, we have negotiated flexibility with the manager that reduces the funding commitment required as follows:
◦For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than periodic reserve fund contributions being deposited into separate reserve accounts at each of the subject hotels, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly less than the amount that would have been maintained otherwise in such separate hotel reserve accounts. Upon sale, a hotel-level reserve account would be funded (either by the purchaser or by us, as the seller) in the full amount of the reserve balance associated with the subject hotel.
◦For certain of the Starwood Hotels, periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers at each hotel, are distributed to us and we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels. Upon sale, a hotel-level reserve account would be funded in the amount of the subject hotel’s pro rata share, if any, of the consolidated pooled reserve balance.
•Building alterations, improvements and renewals. The managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights over such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners, although our agreements with Marriott in respect of the Starwood Hotels contemplate that certain such expenditures also may be funded from the FF&E reserve account.
•Treatment of additional owner funding. As additional owner funding becomes necessary, either for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at some of our Marriott-managed hotels (excluding the Starwood Hotels) is to provide such owner funding through loans which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at the Starwood Hotels, as well as with certain capital expenditures projects at some of our other hotels, is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to the owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees. For the hotels that are subject to the pooled arrangement described above, the amount of any additional FF&E reserve account funding is allocated to each of such hotels on a pro rata basis, determined with reference to the net operating income of each hotel and the total net operating income of all such pooled hotels for the most recent operating year.

•Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.
•Sale of the hotel. Subject to specific agreements as to certain hotels (see below under “Special Termination Rights”), we generally are limited in our ability to sell, lease or otherwise transfer such hotels by the requirement that the transferee assumes the related management agreements and meets specified other conditions, including the condition that the transferee not be a competitor of the manager.
•Performance Termination Rights. In addition to any right to terminate that may arise as a result of a default by the manager, most of our management and operating agreements include reserved rights for us to terminate on the basis of the manager’s failure to meet certain performance-based metrics, typically including a specified threshold return on the owner’s investment in the hotel, along with a failure of the hotel to achieve a specified RevPAR performance threshold established with reference to other competitive hotels in the market. Typically, such performance-based termination rights arise in the event the manager fails to achieve these specified performance thresholds over a consecutive two-year period and are subject to the manager’s ability to “cure” and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees). We have agreed in the past, and may agree in the future, to waive certain of these termination rights in exchange for consideration from a manager or its affiliates, which consideration may include cash compensation or amendments to management agreements.
•Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have specific negotiated termination rights as to certain management and operating agreements. While the brand affiliation of a hotel may increase its value, the ability to dispose of a property unencumbered by a management agreement, or even brand affiliation, also can increase the value for prospective purchasers. These termination rights can take several different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; or termination without sale or other conditions, which may require the payment of a fee.
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
Operating Structure
Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2023. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue .97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2023, unaffiliated limited partners owned 9.5 million OP units, which were convertible into 9.7 million Host Inc. common shares.

Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 713.3 million common shares of Host Inc. outstanding at December 31, 2023.
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
Our Consolidated Hotel Portfolio
As of February 23, 2024, we owned a portfolio of 77 hotels, of which 72 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 2% of our revenues in 2023, and approximately 1% of our revenues in both 2022 and 2021 were attributed to the operations of these five foreign hotels.
The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt, Four Seasons and Hilton. There are also specialized, smaller boutique hotels that are customized towards a particular customer profile. Generally, these hotels will be operated by an independent third party and either will have no brand affiliation, or will be associated with a major brand, while maintaining most of its independent identity (which we refer to as “soft-branded” hotels).
Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 61% of our revenues in 2023 were generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.

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
By Brand. The following table details our consolidated hotel portfolio by brand as of February 23, 2024:

Brand	Number of Hotels	Rooms	Percentage of Revenues ⁽¹⁾
Marriott:
Marriott	26	19,033	37.6%
Ritz-Carlton	5	1,917	7.6%
Autograph Collection	1	223	0.4%
Tribute Portfolio	1	173	0.4%
JW Marriott	4	1,909	3.5%
AC Hotels	1	165	0.2%
W	1	424	0.6%
St. Regis	1	232	0.4%
Luxury Collection	1	645	3.7%
Westin	8	3,970	7.6%
Sheraton	1	370	0.4%
Total Marriott	50	29,061	62.4%
Hyatt:
Alila	1	59	0.9%
Andaz	1	320	1.9%
Grand Hyatt	4	3,633	8.0%
Hyatt Place	1	426	0.6%
Hyatt Regency	6	3,866	8.7%
Total Hyatt	13	8,304	20.1%
Hilton:
Curio	2	591	1.7%
Hilton	1	223	0.3%
Embassy Suites	1	455	0.6%
Total Hilton	4	1,269	2.6%
AccorHotels:
Swissôtel	1	662	1.1%
Fairmont	1	450	2.3%
ibis	1	256	0.1%
Novotel	1	149	0.1%
Total AccorHotels	4	1,517	3.6%
Four Seasons	2	569	5.2%
Other/Independent	4	1,252	6.1%
	77	41,972	100.0%
___________
(1)Based on our 2023 revenues; no individual hotel contributed more than 6% of total revenues in 2023. Hotels that are not considered upper upscale or luxury constitute approximately 1% of our revenues.

By Location. The following table details the locations and numbers of rooms at our consolidated hotels as of February 23, 2024:

Location	Rooms	Location	Rooms
Arizona		Hawaii
AC Hotel Scottsdale North	165	Andaz Maui at Wailea Resort	320
The Phoenician, A Luxury Collection Resort, Scottsdale	645	Fairmont Kea Lani, Maui	450
The Westin Kierland Resort & Spa	735	Hyatt Place Waikiki Beach	426
California		Hyatt Regency Maui Resort and Spa	810
Alila Ventana Big Sur	59	Illinois
Axiom Hotel	152	Embassy Suites by Hilton Chicago Downtown Magnificent Mile	455
Coronado Island Marriott Resort & Spa ⁽¹⁾	300	Swissôtel Chicago	662
Grand Hyatt San Francisco	669	The Westin Chicago River North	445
Hyatt Regency San Francisco Airport	790	Louisiana
Manchester Grand Hyatt San Diego ⁽¹⁾	1,628	New Orleans Marriott	1,333
Marina del Rey Marriott ⁽¹⁾	370	Maryland
Marriott Marquis San Diego Marina ⁽¹⁾	1,366	Gaithersburg Marriott Washingtonian Center	284
San Francisco Marriott Fisherman's Wharf	285	Massachusetts
San Francisco Marriott Marquis ⁽¹⁾	1,500	Boston Marriott Copley Place ⁽¹⁾	1,145
Santa Clara Marriott ⁽¹⁾	766	The Westin Waltham Boston	351
The Ritz-Carlton, Marina del Rey ⁽¹⁾	304	Minnesota
The Westin South Coast Plaza, Costa Mesa ⁽²⁾	393	Minneapolis Marriott City Center	585
Colorado		New Jersey
Denver Marriott Tech Center	605	Newark Liberty International Airport Marriott ⁽¹⁾	591
Denver Marriott West ⁽¹⁾	305	Sheraton Parsippany Hotel	370
The Westin Denver Downtown	430	New York
Florida		New York Marriott Downtown	515
1 Hotel South Beach	433	New York Marriott Marquis	1,971
Baker's Cay Resort Key Largo, Curio Collection by Hilton	200	Ohio
Four Seasons Resort Orlando at Walt Disney World® Resort	444	The Westin Cincinnati ⁽¹⁾	456
Hilton Singer Island Oceanfront/Palm Beaches Resort	223	Pennsylvania
Hyatt Regency Coconut Point Resort and Spa	462	Philadelphia Airport Marriott ⁽¹⁾	419
Miami Marriott Biscayne Bay	600	The Logan Philadelphia, Curio Collection by Hilton	391
Orlando World Center Marriott	2,004	Texas
Tampa Airport Marriott ⁽¹⁾	298	Hotel Van Zandt	319
The Don CeSar	348	Houston Airport Marriott at George Bush Intercontinental ⁽¹⁾⁽³⁾	573
The Ritz-Carlton, Amelia Island	446	Houston Marriott Medical Center/Museum District ⁽¹⁾	398
The Ritz-Carlton, Naples	474	Hyatt Regency Austin	448
The Ritz-Carlton Naples, Tiburón	295	JW Marriott Houston by The Galleria	516
Georgia		Marriott San Antonio Riverwalk	512
The Alida, Savannah, a Tribute Portfolio Hotel	173	San Antonio Marriott Rivercenter ⁽¹⁾	1,000
Grand Hyatt Atlanta In Buckhead	439	The Laura Hotel, Houston Downtown, Autograph Collection	223
JW Marriott Atlanta Buckhead	371	The St. Regis Houston	232

Virginia		Wyoming
Hyatt Regency Reston	518	Four Seasons Resort and Residences Jackson Hole	125
The Ritz-Carlton, Tysons Corner ⁽¹⁾	398	Brazil
Washington		ibis Rio de Janeiro Parque Olimpico	256
The Westin Seattle	891	JW Marriott Hotel Rio de Janeiro	245
W Seattle	424	Novotel Rio de Janeiro Parque Olimpico	149
Washington, D.C.		Canada
Grand Hyatt Washington	897	Calgary Marriott Downtown Hotel	388
Hyatt Regency Washington on Capitol Hill	838	Marriott Downtown at CF Toronto Eaton Centre ⁽¹⁾	461
JW Marriott Washington, D.C.	777	Total	41,972
The Westin Georgetown, Washington D.C.	269
Washington Marriott at Metro Center	459
___________
(1)The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)This property is not wholly owned.
By Market Location: With our geographically diverse portfolio, no individual market represents more than 9% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 23, 2024 by each market location based on its percentage of 2023 revenues:

Revenues By Market Location

San Diego 9%
Orlando 9%
Maui/Oahu 8%
Phoenix 7%
San Francisco/San Jose 7%
New York 7%
Florida Gulf Coast 6%
Washington, D.C. (CBD) 6%
Miami 5%
Los Angeles/Orange County 3%
Houston 3%
Boston 3%
Jacksonville 2%
Northern Virginia 2%
San Antonio 2%
Philadelphia 2%
New Orleans 2%
Austin 2%
Seattle 2%
Denver 2%
Chicago 2%
Atlanta 1%
Other Domestic 6%
International 2%

Other Real Estate Interests
We own non-controlling interests in several entities that, as of February 23, 2024, owned, or owned an interest in, 35 properties and a vacation ownership development. Due to the ownership structure and economic or participating rights of our partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities include the following:
Noble Joint Venture. While our primary focus is the upper-upscale and luxury chain scales, we also seek opportunities to elevate our growth profile through investment in select service hotels, extended stay hotels and new development deals. Accordingly, in 2022, we entered into definitive agreements with Noble Investment Group, LLC, a leading private hospitality asset manager in the upscale, select service and extended stay chain scales, and certain other entities and persons related to Noble Investment Group, LLC, to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds formed after closing, and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P. ("Noble Fund V"), which represents a 21.15% ownership interest in the fund. As of December 31, 2023, we have funded $33 million to Noble Fund V, which currently owns 25 select service and extended stay hotels and two land sites to be developed.
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
Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. In December 2023, the joint venture completed the refinancing of the mortgage loan on the hotel with an initial draw of $152.5 million, the proceeds of which were used to repay the outstanding balance of $150 million. Additional advances of $32.5 million are available until December 31, 2025 to fund capital expenditures. The mortgage debt is non-recourse to us.
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
As of December 31, 2023, this joint venture has invested approximately $109 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, India, totaling approximately 1,718 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.
For additional information see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”
Competition
The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a hotel is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as 1 Hotels®, Alila®, Andaz®, Fairmont®, Four Seasons®, Grand Hyatt®, JW

Marriott®, Ritz-Carlton®, St. Regis®, The Don Cesar®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Autograph Collection®, Curio – A Collection by Hilton®, Embassy Suites by Hilton ®, Hilton®, Hyatt Regency®, Marriott®, Marriott Marquis®, Sheraton®, Swissôtel®, Tribute Portfolio® and Westin®.1 While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the lodging industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short-term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotels in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.
We also compete with other REITs and other public and private investors for the acquisition of new properties and investment opportunities as we attempt to position our portfolio to best take advantage of changes in markets and travel patterns of our customers.
Seasonality
Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Hotel sales for our consolidated portfolio were approximately 26%, 26%, 23% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2023.
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
Human Capital Resources
As of February 23, 2024, we had 163 employees, all of whom work in the United States, including our regional office in Miami. The current average tenure of our employees is more than 13 years, and the voluntary and total turnover rates in 2023 were 5% and 7%, respectively. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans. Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. In order to ensure that
1 This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees, has or will have any responsibility or liability for any information contained in this annual report.

we are meeting our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.
Our CEO is a part of the CEO Action for Diversity & Inclusion initiative to continue to advance diversity and inclusion within our workplace, along with our formal diversity and inclusion initiative. We also provide unconscious bias training to our employees. As of December 31, 2023, our total workforce consists of 42% men and 58% women, with 46% of management positions held by women. Our workforce also consists of 39% minorities, with 23% of management positions held by minorities.
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
Where to Find Additional Information
The address of our principal executive office is 4747 Bethesda Ave, Suite 1300, Bethesda, Maryland, 20814. Our phone number is (240) 744-1000. We maintain an internet website at: www.hosthotels.com. Through our website, we make available free of charge as soon as reasonably practicable after they are filed electronically with, or furnished to, the SEC, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers at http://www.sec.gov.
Our website also is a key source of important information about us. We routinely post to the Investor Relations section of our website important information about our business, our operating results and our financial condition and prospects, including, for example, information about material acquisitions and dispositions, our earnings releases and certain supplemental financial information to our earnings releases. We also post to our website copies of investor presentations, which contain important information about us, and we update those presentations periodically. The website has a Corporate Governance page in the Our Company section that includes, among other things, copies of our Bylaws, our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each standing committee of Host Inc.’s Board of Directors, which currently include the Audit Committee, the Culture and Compensation Committee and the Nominating, Governance and Corporate Responsibility Committee. Copies of these charters and policies, Host Inc.’s Bylaws and Host L.P.’s partnership agreement also are available in print to stockholders and unitholders upon request to Host Hotels & Resorts, Inc., 4747 Bethesda Ave, Suite 1300, Bethesda, Maryland, 20814, Attn: Secretary. Please note that the information contained on our website is not incorporated by reference in, or considered to be a part of, any document, unless expressly incorporated by reference therein.
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
•the effect on lodging demand of changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the recent high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar;
•factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023, weather events, such as Hurricane Ian in 2022, pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will suppress international travel to the United States generally or decrease the labor pool;
•the impact of geopolitical developments outside the U.S., such as large-scale wars or international conflicts, slowing global growth, or trade tensions and tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States;
•volatility in global financial and credit markets, which could materially adversely affect U.S. and global economic conditions, business activity, and lodging demand as well as negatively impact our ability to obtain financing and increase our borrowing costs;
•future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, all of which could materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
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
•changes in taxes and governmental regulations that influence or set wages, hotel employee health care costs, prices, interest rates or construction and maintenance procedures and costs; and
•decreases in the frequency of business travel that may result from alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.
In addition, the U.S. economy experienced high rates of inflation from 2021 to 2023, which has increased our operating expenses due to higher wages and costs, and rates of inflation may remain elevated in the future. Moreover, our interest expense has increased due to higher interest rates on our variable rate debt. Although the short-term nature of hotel bookings generally allows our managers to compensate for inflationary effects by increasing room rates at our hotels, sustained inflation could have a negative impact on the demand for lodging. Moreover, an inflationary environment can increase the costs of hotel renovations and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.

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
Since we have elected REIT status, Host Inc. must finance its growth and fund debt repayments largely with external sources of capital because it is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income (other than net capital gain) each year to qualify as a REIT. Our ability to access external capital could be hampered by several factors, many of which are outside of our control, including:
•price volatility, dislocations and liquidity disruptions in the U.S. and global equity and credit markets;
•changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings; if our credit ratings were to be downgraded, our access to capital and the cost of debt financing could be further negatively impacted, particularly if we were downgraded to below an investment grade rating;
•decreases in our current or estimated future earnings or decreases or fluctuations in the market price of the common stock of Host Inc.;
•increases in interest rates; and
•the terms of our existing indebtedness, which would restrict our incurrence of additional debt if we were to fall below required covenant levels.
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
The growth of internet reservation channels also is a source of competition that could adversely affect our business. A significant percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries. Search engines and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our revenues and profitability. Additionally, as intermediary bookings increase, they may be able to obtain higher commissions, reduced room rates or other significant contract concessions from the brands and hotel management companies managing and operating our hotels. Internet travel intermediaries may also target group and convention business, which could divert such business and materially adversely affect our revenues and profitability.
There are inherent risks with investments in real estate, including their relative illiquidity.
Investments in real estate are inherently illiquid and generally cannot be sold quickly. For this reason, we cannot predict whether we will be able to sell any hotel that we desire to sell for the price or on terms acceptable to us, or the length of time needed to find a willing purchaser and to close on the sale of a hotel. Therefore, we may not be able to vary the composition of our portfolio promptly in response to changing economic, financial and investment conditions or dispose of hotels at opportune times or on favorable terms, which may adversely affect our cash flows and our ability to pay dividends to stockholders. In addition, real estate ownership is subject to various risks, including:
•government regulations relating to real estate ownership or operations, including tax, environmental, zoning and eminent domain laws;
•loss in value of real estate due to changes in market conditions or the area in which it is located or losses in value due to changes in tax laws or increased property tax assessments;
•potential civil liability for accidents or other occurrences on owned or leased properties;
•the ongoing need for owner-funded capital improvements and expenditures in order to maintain or upgrade hotels;
•periodic total or partial closures due to renovations and facility improvements; and
•force majeure events, such as earthquakes, hurricanes, floods or other possibly uninsured losses.
We have significant indebtedness and may incur additional indebtedness.
As of December 31, 2023, we and our subsidiaries had total indebtedness of approximately $4.2 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:
•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•limit our ability in the future to undertake refinancings of our debt or to obtain financing for expenditures, acquisitions, development or other general corporate needs on terms and conditions acceptable to us, if at all; or
•affect adversely our ability to compete effectively or operate successfully under adverse economic conditions.
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

The terms of our indebtedness place restrictions on us and on our subsidiaries, and these restrictions reduce our operational flexibility and create default risks.
We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries. For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:
•incur additional indebtedness in excess of certain thresholds and without satisfying certain financial metrics; and
•pay dividends on classes and series of Host Inc. capital stock and pay distributions on Host L.P.’s classes of units or make stock repurchases without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage.
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
We routinely are actively engaged in the process of identifying, analyzing and negotiating possible transactions for acquiring hotels. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial position and/or results of operations. These adverse effects may occur because the performance of the hotel does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, hotels and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided in the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers, and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.
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
We currently are, and in the future may be, involved in the development or redevelopment of hotels, timeshare units or other alternate uses of portions of our existing hotels, including the development of retail, office or apartments, and including through joint ventures. There are risks inherent in any new development, including:
•We may not obtain the zoning, occupancy and other required governmental permits and authorizations necessary to complete the development. A delay in receiving these approvals could affect adversely the returns we expect to receive.

•Any new construction involves the possibility of construction delays and cost overruns that may increase project costs, including increased costs due to shortages of supplies as a result of supply chain disruptions.
•Defects in design or construction may result in delays and additional costs to remedy the defect or require a portion of a hotel to be closed during the period required to remedy the defect.
•We may not be able to meet the loan covenants in any indebtedness obtained to fund the new development, creating default risks.
•Risks related to change in economic and market conditions between development commencement and property stabilization.
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
From time to time, we have had, and continue to have, disputes with the managers of our hotels over their performance and compliance with the terms of our management agreements. If we are unable to reach a satisfactory resolution to these disputes through discussions and negotiations, we may choose to litigate the dispute or submit the matter to third-party dispute resolution. Failure by our hotel managers to fully perform the duties agreed to in our management agreements or the failure of our managers to adequately manage the risks associated with hotel operations could affect adversely our results of operations.
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
Approximately 62% of our hotels (as measured by 2023 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.

We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. In 2024, collective bargaining agreements will expire at hotels in Seattle, San Francisco and Washington, D.C. Those negotiations potentially could result in disruptions in operations and additional costs. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, which is a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.
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
A large proportion of our hotels are located in a limited number of large urban cities and, accordingly, we could be disproportionately harmed by adverse changes to these markets or events impacting these markets.
Hotels in the following cities and states represented approximately 69% of our 2023 revenues: New York, Washington, D.C., San Diego, San Francisco, Florida, Hawaii, Los Angeles and Phoenix. An economic downturn, an increase in hotel supply in these cities and markets, natural disasters, weather events, terrorist attacks, health epidemics, or similar events in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, lodging demand in Maui, one of our largest markets by revenues, was significantly impacted by wildfires in 2023, and the effect on lodging demand is expected to continue in 2024. In addition, during the COVID-19 pandemic, large urban markets with enhanced restrictions on social gatherings, such as New York and San Francisco where we have a significant number of hotel rooms, were disproportionately impacted by the decline in lodging demand. Additionally, in September 2017, our operations in Florida and Houston were impacted negatively by Hurricanes Irma and Harvey and in 2022, a majority of our hotels in Florida were affected by Hurricane Ian. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.
We may acquire or develop hotels in joint ventures with third parties that could result in conflicts.
We have made investments in joint ventures, such as our 2022 joint venture with Noble Investment Group, LLC, and are exploring further investment or development opportunities. We may, from time to time, invest as a co-venturer in other entities owning hotels instead of purchasing them directly. We also may sell interests in existing hotels or existing entities to a third party as part of forming a joint venture with the third party. Investments in joint ventures may involve risks not present were a third party not involved, including the possibility that partners or co-venturers might become bankrupt or fail to fund their share of required capital contributions. Co-venturers may control or share control over the operations of a joint venture. Actions by a co-venturer also could subject the hotels to additional risks because our co-venturer might have economic or business interests or goals that are inconsistent with our interests or goals. Disputes between us and our partners or co-venturers may result in litigation that would increase our expenses and may negatively impact hotel operations.
Some potential losses are not covered by insurance.
We carry comprehensive insurance coverage for property, business interruption, terrorism, and other risks with respect to all our hotels and other properties. We also carry, or in certain instances cause our hotel managers to carry, general liability insurance with respect to all our hotels and other properties. Certain coverages related to hotel managers’ employer status, such as worker's compensation, are insured under the hotel manager’s policies. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the amount of insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement, and certain natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, have in the past been and continue to be particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles, either fixed or as a percentage of total insured value, self-insurance retentions, or insurance issued by a "captive insurer" affiliated with Host Inc. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Our property insurance policies also provide that all of the claims from each of our properties resulting from a particular insurable occurrence must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded. Therefore, if an insurable occurrence affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage to Florida, claims from each of our hotels would be aggregated against the policy limit or sub-limit and could exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits, and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism. We are still evaluating the business interruption impact, including related insurance coverage, to our Florida hotels caused by Hurricane Ian in September 2022, as well as to our Maui hotels caused by the August 2023 wildfires, as further discussed in "Item 8. Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies.”
In addition, there are other risks relating to property insurance, such as certain environmental hazards, that may be deemed to fall completely outside the general coverage of our policies or may be uninsurable or too expensive to justify coverage. Also, insurance coverage for war, infectious disease, and nuclear, biological, chemical and radiological perils is extremely limited. We also may encounter challenges with an insurance provider regarding whether it will pay a particular claim that we believe to be covered under our policy, which may require litigation. Should a loss in excess of insured limits or an uninsured loss occur, or should we be unsuccessful in obtaining coverage from an insurance carrier, we could lose all or a part of the capital we have invested in a hotel, as well as its anticipated future revenues.
Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, could materially adversely affect our business and results.
Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such customer information as well as proprietary information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and information such as system, network or internet failures; computer hacking or operational disruption (e.g., due to ransomware); cyber-terrorism; viruses, worms or other malicious software programs; social engineering (e.g., phishing); employee error, negligence, malfeasance or fraud; and misconfigurations, "bugs" or other vulnerabilities in software and hardware.
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
We rely on the security systems of our managers to maintain hotel operations and to protect proprietary and hotel customer information. Any compromise of our managers’ or their critical third-party networks could result in a disruption to our managers’ operations, such as the disruption in fulfilling guest reservations, delayed bookings or sales, lost guest reservations, or compromises to information. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, increased costs (e.g., to comply with regulatory requirements or to remediate systems), potential litigation (including class actions), and regulatory enforcement and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and may be subject to sub-limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as disclosed by Marriott in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our future business, financial condition and results of operations.
In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes and proprietary information. There can be no assurance that the security measures we, our managers or third-party providers have taken to protect systems and information will be fully implemented, complied with or effective in detecting or preventing failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers or insiders. This is particularly so because cyberattack methodologies change frequently or are often not recognized until launched. We, our managers and third-party providers may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools (including artificial intelligence and machine learning) that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. Further, any adoption of artificial intelligence by us or by third parties may pose new security challenges.
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
In addition, data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving. Evolving U.S. privacy and security laws, such as the California Consumer Privacy Act and similar laws being enacted or already in force in other states, are imposing significant requirements on companies and, in the California Consumer Privacy Act's case, providing a private right of action with statutory damages available to plaintiffs for certain types of data breaches. Failure to comply with current and future laws, industry standards and other legal obligations or any security incident resulting in operational disruptions and/or the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties and adverse publicity and could cause a material adverse effect on both the managers of our hotels and our business and results of operations. We and our managers also may be required to invest significant resources to comply with regulatory requirements, to enhance our information security controls, and to investigate and remediate any security vulnerabilities.
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
We are subject to the risks associated with natural disasters and the physical effects of climate change, including more frequent or severe storms, droughts, hurricanes, flooding, earthquakes, wildfires, power shortages or outages and extreme temperatures, any of which could have a material adverse effect on our hotels, operations and business including, but not limited to, by damaging properties, by increasing the costs associated with our properties, or by decreasing the attractiveness of certain locations. For example, lodging demand in Maui, one of our largest markets by revenues, was significantly impacted by wildfires in 2023, and a majority of our hotels in Florida were affected by Hurricane Ian, which made landfall on September 28, 2022, with the most significant damage occurring at The Ritz-Carlton, Naples and the Hyatt Regency Coconut Point Resort and Spa. While the Hyatt Regency Coconut Point Resort and Spa re-opened to hotel guests in November 2022, as part of a phased reopening, the Ritz Carlton, Naples remained closed until July 2023. That hotel sustained significant damage due to storm surge, which breached the beach dune and flooded the lowest level of the hotel. Over time, our coastal markets also are expected to continue to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets such as Arizona may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas most vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.
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
Host Inc.’s charter and bylaws, the partnership agreement of Host L.P., and the Maryland General Corporation Law (the “MGCL”) contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for Host Inc.’s stockholders or Host L.P.’s unitholders, including the following:
•Restrictions on transfer and ownership of Host Inc.’s stock. To assist in maintaining Host Inc.’s qualification as a REIT for federal income tax purposes, Host Inc.’s charter prohibits ownership, directly or by attribution, by any person or persons acting as a group, of more than 9.8% in value or number, whichever is more restrictive, of shares of Host Inc.’s outstanding common stock, preferred stock or any other class or series of stock, each considered as a separate class or series for this purpose. Together, these limitations are referred to as the “ownership limit.” Stock acquired or held in violation of the ownership limit will be transferred automatically to a trust for the benefit of a designated charitable beneficiary, and the intended acquirer of the stock in violation of the ownership limit will not be entitled to vote those shares of stock or to receive the economic benefits of owning shares of Host Inc.’s stock in excess of the ownership limit. A transfer of shares of Host Inc.’s stock to a person who, as a result of the transfer, violates the ownership limit also may be void under certain circumstances.
•Removal of members of the Board of Directors. Host Inc.’s charter provides that, except for any directors who may be elected by holders of a class or series of capital stock other than common stock, directors may be removed only for cause and only by the affirmative vote of stockholders holding at least two-thirds of all the votes entitled to be cast for the election of directors. Any vacancy resulting from the removal of a director by the stockholders may be filled by the affirmative vote of holders of at least two-thirds of the votes entitled to be cast for the election of directors.
•Preferred shares; classification or reclassification of unissued shares of capital stock without stockholder approval. Host Inc.’s Board of Directors has the authority, without a vote of stockholders, to classify or reclassify any unissued shares of stock into other classes or series of stock, and to establish the terms, preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption for each class or series. Host Inc.’s Board of Directors may give the holders of any class or series of stock terms, preferences, powers and rights, including voting rights, senior to the rights of holders of existing stock.
•Certain provisions of Maryland law may limit the ability of a third party to acquire control of Host Inc. Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring Host Inc., including:
◦“business combination” provisions that, subject to limitations, prohibit certain business combinations between a corporation and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s then outstanding shares of voting stock) or an affiliate of any interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and
◦“control share” provisions providing that holders of “control shares” of a corporation (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” have no voting rights except to the extent approved by the stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.
Host Inc. is subject to the Maryland business combination statute. Our bylaws contain a provision exempting us from the control share provisions of the MGCL. There can be no assurance that this bylaw provision exempting us from the control share provisions will not be amended or eliminated at any time in the future.
•Certain charter amendments. Host Inc.’s charter contains provisions relating to restrictions on transfer and ownership of Host Inc.’s stock, fixing the size of the Board of Directors within the range set forth in the charter, removal of directors, the filling of vacancies, exculpation and indemnification of directors, calling special stockholder meetings and certain other provisions, all of which may be amended only by a resolution adopted by the Board of Directors and approved by Host Inc.’s stockholders holding two-thirds of the votes entitled to be cast on the matter. These provisions may make it more difficult to amend Host Inc.’s charter to alter the provisions described herein that could delay, defer or prevent a transaction or a change in control or the acquisition of Host Inc. common stock, without the approval of the Board of Directors.
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
We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2023, there are approximately 9.5 million Host L.P. OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. At December 31, 2023, there were approximately three million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.
An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2023, approximately 24% of our debt is subject to floating interest rates. Rising interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.
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
An increased focus on metrics and reporting related to corporate responsibility, specifically related to environmental, social and governance ("ESG") factors, may impose additional costs and expose us to new risks.
ESG evaluations, including ESG scores and ratings, are important to some investors and other stakeholders and may impact the price of our securities and business practices. Investors may focus on, and consider a company's ESG-related business practices, scores and reporting when choosing to allocate their capital in making investment decisions, including if they invest in our securities. Further, the criteria used in these ratings systems change frequently, and we cannot guarantee that we will be able to score well as criteria change. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors or others compare us against similar companies in our industry and could cause certain investors to be unwilling to invest in our stock which could adversely impact our ability to raise capital.
In addition, the adoption of increased government regulations and changes in investor preference related to ESG and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures. Other impacts related to ESG matters may include the costs of compliance with new or existing regulations, standards or reporting requirements regarding the environmental impacts of our business, such as the SEC's proposed climate change disclosure rule.
Item 1B. Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that remain unresolved.
Item 1C. Cybersecurity
Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity and availability of our critical systems and information. We design and assess our program using components of the National Institute of Standards and Technology Cybersecurity Framework ("NIST CSF"). This does not imply that we meet any particular technical standards, specifications, or requirements, but rather that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program is led by our senior vice president of information technology who has over 20 years of experience in information technology development and capabilities. Our cybersecurity risk management program includes the following key components, which allows the management team to stay informed about and monitor the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents:
•implementing technologies to proactively monitor vulnerabilities and reduce risk, maintaining security policies and standards, and regularly updating our response planning and protocols;
•maintaining business continuity, contingency and recovery plans, including a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents;
•retaining a third-party cybersecurity provider for emergency incident response services;
•annual assessments of our cybersecurity risk management program by a third-party security firm, as well as semi-annual vulnerability assessments and penetration testing by external service providers;
•cybersecurity awareness training for employees as well as senior management, including quarterly refresher training; and
•annual cybersecurity assessments of certain third-party service providers with access to our employee data.
Our cybersecurity risk management program and processes, as described in this section, do not encompass the information technology systems of our third-party managers. As a REIT, we are required to retain third-party managers to run all operational aspects of our hotels, and our hotel managers are dependent on information technology networks and systems that they procure and manage directly or through their own third-party service providers, to access, process, transmit and store proprietary and hotel customer information. We do not have access to these systems or to hotel customer information, and we rely on the security programs, processes and systems of our managers to protect hotel operations and customer information from cybersecurity threats.
As of February 23, 2024, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we have not been materially affected by known cybersecurity threats affecting the Company, we and our hotel managers continue to face risks from cybersecurity threats that, if realized, could materially adversely affect us in the future. For more information on the risks related to cybersecurity threats, including threats faced by our hotel managers, see Part 1 Item 1A. "Risk Factors — Cyber threats and the risk of data breaches or disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, could materially adversely affect our business and results.”
Governance
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management's implementation of our cybersecurity risk management program. The Audit Committee receives semi-annual updates on topics related to information security and cyber risks and readiness from our management team, including our senior vice president of information technology. Management updates the Audit Committee, as necessary, regarding any significant cybersecurity incidents. The Audit Committee reports to the full Board regarding its activities, including information security and cybersecurity risks, which are presented to the full Board at least annually as part of the Board's oversight of enterprise risk management.
Item 2. Properties
See Part 1 Item 1. “Business—Our Consolidated Hotel Portfolio” above for a discussion of our hotels.
Item 3. Legal Proceedings
We are involved in various legal proceedings in the ordinary course of business, including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws, such as the Americans with Disabilities Act, tax disputes and other general matters. We are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated. For more information, see Note 17 in Item 8. – Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 23, 2024. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Richard E. Marriott Chairman of the Board	85
Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president, and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.

James F. Risoleo President, Chief Executive Officer and Director	68	James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.
Sourav Ghosh Executive Vice President and Chief Financial Officer	47	Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer and treasurer.
Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	49	Julie P. Aslaksen joined our company in November 2019 as executive vice president, general counsel and secretary. Prior to joining our company, Ms. Aslaksen served as vice president and general counsel at General Dynamics Information Technology ("GDIT") from 2017 to 2019. Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as staff vice president, deputy general counsel and assistant secretary.
Michael E. Lentz Executive Vice President Development, Design & Construction	60	Michael E. Lentz joined our company in March 2016 as managing director, global development, design and construction. In February 2019, he was promoted to executive vice president, development, design and construction. Prior to joining us, Mr. Lentz was senior vice president of global development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as vice president of project development.
Joseph C. Ottinger Senior Vice President, Corporate Controller	47
Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president, corporate controller.

Mari Sifo Executive Vice President, Chief Human Resources Officer	42
Mari Sifo joined our company as executive vice president, chief human resources officer in November 2022. Prior to joining our company, she was the chief human resources and communications officer for SWM International from 2018 to 2022; senior director, human resources at CP Kelco from 2015 to 2018; and human resources, director at Mondelez International from 2014 to 2015.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	51
Nathan S. Tyrrell joined our finance department in 2005. He became treasurer in February 2010. In 2015, he was named managing director of investment activities for the east coast, and in 2017 he was named executive vice president, chief investment officer.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities for Host Inc.
Host Inc.’s common stock is listed on the Nasdaq Stock Market and trades under the symbol “HST.”
As of February 23, 2024, there were 15,190 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 23, 2024, there were 1,051 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock.
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
Comparison of Five-Year Cumulative Stockholder Returns 2018 – 2023

250
200
150
100
50
0
Dollars
2018
2019
2020
2021
2022
2023
Host Hotel & Resorts, Inc.
NAREIT Lodging Index
S&P 500 Index

	2018	2019	2020	2021	2022	2023
Host Hotels & Resorts, Inc.	$100.00	$116.57	$93.55	$111.20	$106.06	$135.27
NAREIT Lodging Index	$100.00	$115.65	$88.36	$104.46	$88.47	$109.63
S&P 500 Index	$100.00	$131.49	$155.68	$200.37	$164.08	$207.21
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Fourth Quarter 2023 Host Inc. Purchases of Equity Securities
On August 3, 2022, the Board of Directors authorized a $1 billion share repurchase program. The common stock may be purchased from time to time depending upon market conditions, and repurchases may be made in the open market or through private transactions or by other means, including principal transactions with various financial institutions, accelerated share repurchases, forwards, options and similar transactions, and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Act of 1934, as amended. The program does not obligate us to repurchase any specific number of shares or any specific dollar amount and may be suspended at any time at our discretion, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 – October 31, 2023	—	$—	—	$823
November 1, 2023 – November 30, 2023	1,903,152	16.50	1,903,152	792
December 1, 2023 – December 31, 2023	—	—	—	792
Total	1,903,152	$16.50	1,903,152	$792
___________
*Prices shown are exclusive of commissions paid.
Item 5. Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.
There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 23, 2024 was 1,051. The number of outstanding common OP units as of February 23, 2024 was 698,324,144, of which 688,824,612 were owned by Host Inc.
Fourth Quarter 2023 Host L.P. Purchases of Equity Securities

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2023 – October 31, 2023	14,775	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
November 1, 2023 – November 30, 2023	1,864,814	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
December 1, 2023 – December 31, 2023	22,717	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	1,902,306			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.
**Reflects (i) 1,863,106 common OP units repurchased to fund the repurchase by Host Inc. of 1,903,152 shares of common stock as part of its publicly announced share repurchase program, and (ii) 1,708 common OP units redeemed by holders in exchange for shares of Host Inc.’s common stock.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. For a discussion and analysis of the year ended December 31, 2022 compared to the same period in 2021, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2022, filed with the SEC on February 22, 2023.
Overview
Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2023. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 23, 2024, we own 77 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 35 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.
Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our 2023 room sales. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.
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
Operations from our domestic portfolio account for approximately 98% of our total revenues and 2% relate to our five hotels in Canada and Brazil. The following table presents the components of our hotel revenues as a percentage of our total revenue:

% of 2023 Revenues
•Rooms revenues. Occupancy and average daily room rate are the major drivers of rooms revenues. The business mix of the hotel (group versus transient and retail versus discount business) is a significant driver of room rates.	61%
•Food and beverage revenues. Food & beverage revenues consist of revenues from group functions, which may include banquet revenues and audio and visual revenues, as well as outlet revenues from the restaurants and lounges at our hotels.	30%
•Other revenues. Occupancy, the nature of the hotel (e.g., resort) and its price point are the main drivers of other ancillary revenues, such as attrition and cancelation fees, resort and destination fees, parking, golf courses, spas, entertainment and other guest services. This category also includes other rental revenues.	9%

Hotel operating expenses represent approximately 99% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2023 Operating Costs and Expenses
•Rooms expenses. These costs include housekeeping, reservation systems, room supplies, laundry services and front desk costs. Occupancy is the major driver of rooms expenses. These costs can increase based on increases in salaries and wages, as well as on the level of service and amenities that are provided.	18%
•Food and beverage expenses. These expenses primarily include food, beverage and the associated labor costs and will correlate closely with food and beverage revenues. Group functions with banquet sales and audio and visual components generally will have lower overall costs as a percentage of revenues than outlet sales.	23%
•Other departmental and support expenses. These expenses include labor and other costs associated with other ancillary revenues, such as parking, golf courses, spas, entertainment and other guest services, as well as labor and other costs associated with administrative departments, allocated brand costs, sales and marketing, repairs and minor maintenance and utility costs.	29%
•Management fees. Base management fees are computed as a percentage of gross revenues. Incentive management fees generally are paid when operating profits exceed certain thresholds.	5%
•Other property-level expenses. These expenses consist primarily of real and personal property taxes, ground rent, equipment rent and property insurance. Many of these expenses are relatively inflexible and do not necessarily change based on changes in revenues at our hotels.	9%
•Depreciation and amortization expense. This is a non-cash expense that changes primarily based on the acquisition and disposition of hotels and the amounts of historical capital expenditures. This component also can include impairment expense.	15%
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
Key Performance Indicators. The following key performance indicators commonly are used in the hospitality industry and we believe provide useful information to management and investors in order to compare our performance with the performance of other lodging REITS:
•hotel occupancy is a volume indicator based on the percentage of available room nights that are sold;
•average daily rate (“ADR”) is a price indicator calculated by dividing rooms revenues by the number of rooms sold;
•revenues per available room (“RevPAR”) is used to evaluate hotel operations. RevPAR is defined as the product of the average daily room rate charged and the average daily occupancy achieved. RevPAR does not include food and beverage, parking, or other guest service revenues generated by the hotel. Although RevPAR does not include these ancillary revenues, it is considered a key indicator of core revenues for many hotels; and
•total revenues per available room (“Total RevPAR”) is a summary measure of hotel results calculated by dividing the sum of rooms, food and beverage and other ancillary services revenues by room nights available to guests for the period. It includes ancillary revenues that are not included in the calculation of RevPAR.

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
We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:
•NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business.
•Comparable hotel EBITDA. Hotel EBITDA measures property-level results before debt service, depreciation and corporate-level expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use comparable hotel EBITDA and associated margins to evaluate the profitability of our comparable hotels.
•EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business (“Adjusted EBITDAre”).
Summary of 2023 Operating Results
The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2023 (in millions, except per share and hotel statistics):

Historical Income Statement Data:
2023	2022	Change
Total revenues	$5,311	$4,907	8.2%
Net income	752	643	17.0%
Operating profit	827	775	6.7%
Operating profit margin under GAAP	15.6%	15.8%	(20)	bps
EBITDAre ⁽¹⁾	$1,632	$1,504	8.5%
Adjusted EBITDAre ⁽¹⁾	1,629	1,498	8.7%

Diluted earnings per common share	$1.04	$0.88	18.2%
NAREIT FFO per diluted share ⁽¹⁾	1.92	1.79	7.3%
Adjusted FFO per diluted share ⁽¹⁾	1.92	1.79	7.3%

Comparable Hotel Data:
	2023 Comparable Hotels ⁽¹⁾
	2023	2022	Change
Comparable hotel revenues ⁽¹⁾	$5,169	$4,773	8.3%
Comparable hotel EBITDA ⁽¹⁾	1,557	1,520	2.4%
Comparable hotel EBITDA margin ⁽¹⁾	30.1%	31.8%	(170)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$344.63	$318.25	8.3%
Comparable hotel RevPAR ⁽¹⁾	211.71	195.87	8.1%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and “Comparable Hotel Operating Statistics and Results” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 75 comparable hotels as of December 31, 2023 and include adjustments for non-comparable hotels, dispositions and acquisitions. See "Comparable Hotel RevPAR Overview" for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $404 million, or 8.2%, compared to 2022, due to increased demand at our convention and downtown properties, partially offset by some moderation at our resort properties. Comparable hotel RevPAR increased 8.1%, compared to 2022, due to a 4.1 percentage point increase in occupancy and a 1.8% increase in average room rate. Comparable hotel Total RevPAR increased 8.3% for the year as the increase in rooms revenues was supplemented with growth in both food and beverage revenues and other revenues (see “Statement of Operations Results and Trends”).
The improvement during 2023 was buoyed by first quarter 2023 results, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022. In addition, the recovery at our city-center properties throughout the year allowed for significant improvements in several markets, such as New York, Washington, D.C. and Boston. However, growth was muted during the year due to negative impacts from the August wildfires in Maui, moderating rates at resorts in comparison to 2022, as well as elevated levels of international outbound travel throughout the year while international inbound travel recovered at a slower pace. None of our hotels in Maui sustained physical damage from the August wildfires, and our hotels were still able to fill rooms with emergency response teams and displaced residents; however, we estimate that the wildfires negatively impacted our comparable hotel RevPAR and Total RevPAR by approximately 50 basis points and 70 basis points, respectively, for the full year.
Comparable hotel Total RevPAR growth was led by our Boston, Washington, D.C., New York, and Houston markets with growth of 42.5%, 21.5%, 19.2%, and 19.2%, respectively, compared to 2022, through a combination of rate and occupancy growth, driven by strong group. Our hotels in Northern Virginia, Seattle, and San Francisco/San Jose also outperformed our portfolio with comparable hotel Total RevPAR increases of 18.4%, 15.9%, and 15.4%, respectively. These strong performances were offset by comparable hotel Total RevPAR declines at our Austin and Miami markets of 4.0% and 1.8%, respectively. The declines in Austin were driven primarily by decreases in rates due to weaker transient demand, while Miami was impacted by the ongoing renovation at the 1 Hotel South Beach. Comparable hotel Total RevPAR at our Maui/Oahu market decreased 5.1% due to the impacts from the Maui wildfires in August.
Operating Profit
As expected, margins during the year faced downward pressure in comparison to 2022 following the ramp up in operations that year as our managers returned to stable staffing levels at our properties, while occupancy remained 8 percentage points below 2019 levels. In addition, we faced increased insurance and utility expenses, higher wages and a decline in attrition and cancelation revenues compared to 2022. These downward pressures on margins were partially offset by margin improvements achieved through the implementation of portfolio-wide cost reductions with our hotel managers over the past several years. As a result, operating profit margins (calculated based on GAAP operating profit as a percentage of GAAP revenues) decreased 20 basis points to 15.6% in 2023, compared to 15.8% in 2022. Operating profit margins under GAAP are also significantly affected by several items, including acquisitions, dispositions, depreciation expense and corporate expenses, and in 2023 also benefited from business interruption gains of $83 million. Our comparable hotel EBITDA margins, which exclude these items and benefited from only $8 million of business interruption gains, declined 170 basis points to 30.1% for the year, down from 31.8% in 2022 due to the trends discussed above.
Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share
Net income for Host Inc. was $752 million, an increase of $109 million, or 17.0%, from the prior year. The improvement was primarily due to improving operations at our hotels and an increase in gain on asset sales and gain on insurance settlements. These results led to an 18.2% increase in diluted earnings per common share for Host Inc. to $1.04. Adjusted EBITDAre, which excludes gain on sale of assets, among other items, increased 8.7% to $1,629 million. Adjusted FFO per diluted share increased 7.3% to $1.92 in 2023, as the increase in Adjusted EBITDAre was partially offset by an increase in interest expense (excluding debt extinguishment costs) and income taxes which are included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.
2024 Outlook
We continued to see positive momentum in the lodging industry throughout 2023, as the U.S. economy remained resilient despite the sharp increase in interest rates. As the year progressed, inflation moderated even as unemployment remained at very low levels and consumer spending remained strong. U.S. lodging demand typically follows the growth of the U.S economy and is correlated to changes in gross domestic product (GDP). Moving into 2024, these results have led to increased optimism that inflation can be contained without leading to a recession. However, many risks to economic growth remain, including the continued effects of tight monetary policy and the Federal Reserve's decisions around interest rates, geopolitical instability throughout the globe, volatile oil prices and the uncertainty surrounding the U.S. presidential election. As a result, while the overall expectation of a recession has moderated, a slowdown in economic growth is anticipated. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 2.1% for 2024, reflecting a deceleration from 2023 growth of 2.5%. Business investment growth is also anticipated to slow over the coming quarters, averaging 2.1% for 2024, down from 4.4% in 2023.
Overall, hotel supply growth is anticipated to remain below the long-term historical average in 2024, although we expect to see above-average growth in a few markets where our hotels are located, such as New York and Austin. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns abate, and interest rates decline.
At the same time, demand patterns have normalized from the outsized impact of the pandemic on our industry, particularly in luxury and upper upscale hotels in top U.S. markets where our hotels are located. The majority of our urban markets steadily improved in 2023, reflecting increases in group business and a gradual recovery in business transient and international demand. However, transient demand has recovered more slowly in certain markets, specifically San Francisco and Seattle. In addition, the impact from the wildfires on the Maui market, one of our largest markets by revenues, has created challenges for anticipating performance levels in the coming months as the community rebuilds.
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2024 will be between 2.5% and 5.5%. In addition, we expect margins to decline in comparison to 2023, driven by higher wages and growth in insurance and real estate taxes. As unemployment remains historically low and the labor market is tight at the lower end of the wage scale, we anticipate another year of wage growth in the 4% to 5% range. However, the range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, and escalating geopolitical conflicts.
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

Strategic Initiatives
In 2023, we completed significant multi-year initiatives driven by our three strategic objectives, as follows, and believe we will continue to realize the benefits from our ongoing efforts: (i) redefining the hotel operating model with our managers through the implementation of portfolio-wide cost reductions, (ii) gaining market share through comprehensive renovations, including the Marriott and other transformational projects, discussed below, (iii) and strategically allocating capital to development ROI projects, including the new tower at The Ritz-Carlton, Naples completed in 2023.
For 2024, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise. At the same time, we will opportunistically sell hotels when market conditions permit. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.
Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2023, we spent approximately $646 million on capital expenditures, of which $195 million represented return on investment (“ROI”) capital expenditures, $274 million represented renewal and replacement projects and $177 million was for hurricane restoration work. Major capital projects completed during the year include transformational renovations at Fairmont Kea Lani, Maui, with upgrades to all guestrooms and the addition of a new arrival experience and lobby bar, and The Westin Georgetown, Washington D.C., with guestroom, public space and meeting space renovations. In July 2023, The Ritz-Carlton, Naples reopened, including the guestrooms, suites and amenities, and the new tower expansion. The final phase of reconstruction at Hyatt Regency Coconut Point Resort and Spa, the resort's waterpark, was completed in June 2023.
In addition, hotels within certain regions are subject to environmental and weather-related events, including hurricanes, wildfires, floods, rising sea levels, mudslides, earthquakes, and other natural perils. To mitigate some of these physical risks, we execute capital expenditure projects, including replacements and restorations of exterior walls, doors and windows, roofs, grounds, relocated/elevated critical equipment and distributed energy systems to further increase the resilience of our hotels. A portion of our capital expenditures for 2023 include these types of projects, which we expect to continue in future years. While the number of projects and overall cost varies from year to year, on average approximately 7% our capital expenditures have related to these types of projects over the past six years.
In 2023, we completed the Marriott transformational capital program, which began in 2018. We believe this program will position these hotels to be more competitive in their respective markets and will enhance long-term performance through increases in RevPAR and market yield index. We agreed to invest amounts in excess of the FF&E reserves required under our management agreements and, in exchange, Marriott has provided additional priority returns on the agreed upon investments and $83 million in operating profit guarantees, before reductions for incentive management fees, to offset expected business disruption.
The Marriott transformational capital program included 16 hotels, which were completed as follows: projects at the Coronado Island Marriott Resort & Spa, New York Marriott Downtown, San Francisco Marriott Marquis, and Santa Clara Marriott in 2019; projects at the Minneapolis Marriott City Center, San Antonio Marriott Rivercenter and JW Marriott Atlanta Buckhead in 2020; projects at The Ritz-Carlton Amelia Island, New York Marriott Marquis and Orlando World Center Marriott in 2021; projects at Boston Marriott Copley Place, Houston Marriott Medical Center, JW Marriott Houston by the Galleria, and Marina del Rey Marriott in 2022; and projects at the Marriott Marquis San Diego Marina and Washington Marriott at Metro Center in 2023.
Similar to the Marriott transformational capital program, we reached an agreement with Hyatt in 2023 to complete transformational reinvestment capital projects at six properties in our portfolio, the Grand Hyatt Atlanta in Buckhead, Grand Hyatt Washington, Manchester Grand Hyatt San Diego, Hyatt Regency Austin, Hyatt Regency Washington on Capitol Hill, and Hyatt Regency Reston. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. The total investment is expected to be approximately $550 million to $600 million, two-thirds of which we were planning to invest as part of our capital plan over the next few years. We expect to invest between $125 million and $200 million per year over the next three to four years on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions.
For 2024, we expect total capital expenditures of $500 million to $605 million, consisting of ROI projects of approximately $225 million to $280 million, renewal and replacement expenditures of $250 million to $300 million, and $25 million for the final restoration work from the damage caused by Hurricane Ian. The ROI projects include approximately $125 million to $150 million for the new Hyatt transformational capital program discussed above.
Also in 2023, we announced and broke ground on a project to develop and sell 40 fee-simple condominiums on a five-acre development parcel at Golden Oak in Orlando, adjacent to Four Seasons Resort Orlando at Walt Disney World® Resort. Construction is expected to be completed in the fourth quarter of 2025. In 2023, we spent $15 million in development costs for this project. For 2024, the development costs for this project are expected to be $50 million to $70 million.
Dispositions. During 2023, we sold The Camby, Autograph Collection for $110 million, including a $72 million loan we provided to the buyer. Up to an additional $12 million in funding is also available to the buyer under the loan for property improvement plan financing.
Financing transactions. We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. In January 2023, we amended our credit facility, extending the maturity date and adding a sustainability pricing adjustment that can adjust the applicable interest rate. As of December 31, 2023, we have a debt balance of $4.2 billion, our weighted average interest rate is 4.5%, and our weighted average debt maturity is 4.2 years.
For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8. “Financial Statements and Supplementary Data – Note 5. Debt” in the Notes to Consolidated Financial Statements.
Share Repurchase and Dividends. In 2023, we repurchased 11.4 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $181 million, under our share repurchase program. As of December 31, 2023, we have $792 million available for repurchase under the program.
During 2023, Host Inc.'s Board of Directors declared dividends totaling $0.90 per share on its common stock, including a fourth quarter special dividend of $0.25 per share. Accordingly, Host L.P. made distributions of $0.9193446 per unit with respect to its common OP units for 2023. On February 21, 2024, we announced a regular quarterly cash dividend of $0.20 per share on our common stock. The dividend will be paid on April 15, 2024 to stockholders of record on March 28, 2024. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors.
There can be no assurances that any future dividends will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.

Results of Operations
The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2023 (in millions, except percentages):

	2023	2022	Change
Total revenues	$5,311	$4,907	8.2%
Operating costs and expenses:
Property-level costs ⁽¹⁾	4,438	4,042	9.8
Corporate and other expenses	132	107	23.4
Gain on insurance settlements	86	17	405.9
Operating profit	827	775	6.7
Interest expense	191	156	22.4
Other gains	71	17	317.6
Provision for income taxes	36	26	38.5

Host Inc.:
Net income attributable to non-controlling interests	12	10	20.0
Net income attributable to Host Inc.	740	633	16.9

Host L.P.:
Net income attributable to non-controlling interests	1	1	—
Net income attributable to Host L.P.	751	642	17.0
___________
(1)Amounts represent total operating costs and expenses from our audited consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.
Statement of Operations Results and Trends
Operations improved in 2023 compared to 2022, reflecting (i) an increase in occupancy, particularly at our convention and downtown properties, (ii) easier comparisons to 2022, as the Omicron variant of COVID-19 significantly impaired travel during January and the first part of February in 2022 as noted previously, and (iii) the net impact of our recent acquisition and dispositions. The Four Seasons Resort and Residences Jackson Hole, which we acquired in November 2022, contributed $70 million to growth in revenues in 2023, compared to the negative impact on revenues resulting from the disposition of a total of five properties in 2022 and 2023. The growth in 2023 was also impacted by lost revenues due to the closure of The Ritz-Carlton, Naples, which is included in non-comparable hotels as a result of Hurricane Ian, and due to the August wildfires in Maui.
The following table presents revenues in accordance with GAAP for the two years ended December 31, 2023 (in millions, except percentages):

	2023	2022	Change
Revenues:
Rooms	$3,244	$3,014	7.6%
Food and beverage	1,582	1,418	11.6%
Other	485	475	2.1%
Total revenues	$5,311	$4,907	8.2%
Rooms. Total rooms revenues increased $230 million, or 7.6%, in 2023, reflecting the acquisition of the Four Seasons Resort and Residences Jackson Hole and the increase at our comparable hotels of $237 million, or 8.1%, due to increases in both average room rates and occupancy compared to 2022. Total rooms revenues were negatively affected by dispositions and the closure of The Ritz-Carlton, Naples from September 2022 to July 2023.

Food and beverage. Total food and beverage ("F&B") revenues increased $164 million, or 11.6%, in 2023. The improvement reflects the increase at our comparable hotels of $155 million, or 11.3%, primarily driven by improvements in banquet and audio-visual revenues at convention hotels as group demand continued to recover, partially offset by lost business as a result of the Maui wildfires, which had a larger impact on ancillary spend as compared to room revenues. Total F&B revenues for 2023 benefited from improved operations following the reopening of our non-comparable hotels after Hurricane Ian, and, similar to the changes in rooms revenues, the acquisition of the Four Seasons Resort and Residences Jackson Hole.
Other revenues. Total other revenues increased $10 million, or 2.1%, in 2023. The increase reflects the increase at our comparable hotels of $4 million, or 0.9%, primarily due to an increase in ancillary revenues from improved occupancy levels and continued strong golf and spa revenues, which remain significantly ahead of pre-pandemic levels, and the acquisition of the Four Seasons Resort and Residences Jackson Hole. The increase was partially offset by normalizing, but still elevated, attrition and cancelation fees, the effects of the wildfires in Maui and the closure of The Ritz-Carlton, Naples.
Property-level Operating Expenses
The following table presents consolidated property-level operating expenses in accordance with GAAP for the two years ended December 31, 2023 (in millions, except percentages):

	2023	2022	Change
Expenses:
Rooms	$787	$727	8.3%
Food and beverage	1,042	928	12.3%
Other departmental and support expenses	1,280	1,181	8.4%
Management fees	249	217	14.7%
Other property-level expenses	383	325	17.8%
Depreciation and amortization	697	664	5.0%
Total property-level operating expenses	$4,438	$4,042	9.8%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 55% of these expenses in any given year. During 2023, these expenses increased 13% compared to 2022, reflecting an increase in hiring as operations have recovered, as well as wage and benefit inflationary pressures. In addition, early in 2022, hiring was temporarily paused in many areas due to the Omicron variant, as well as seasonality in certain markets, followed by an acceleration in demand for which our hotel managers were unable to increase staffing commensurate with the increase in demand. This led to a greater increase in expenses in 2023 on a year-over-year basis then would be expected due to increased demand alone. Hiring pace has since improved, and managers at the majority of our hotels now are operating at desired staffing levels. Wage and benefit rate inflation is expected to be approximately 4% to 5% in 2024.
Other property-level expenses consist of property taxes, which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, and do not necessarily change based on changes in revenues at our hotels.
The increase in expenses for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increase in revenues from improvements in occupancy and hotel operations, and an increase in staffing, as follows:
Rooms. Rooms expenses increased $60 million, or 8.3%, in 2023. Our comparable hotels rooms expenses increased $67 million, or 9.5%, in 2023. These increases reflect the increase in occupancy and staffing described above. Total rooms expenses benefited from the net impact of our recent acquisition and dispositions. Wages and benefits represented approximately 67% and 65% of our 2023 and 2022 rooms expenses, respectively.

Food and beverage. F&B expenses increased $114 million, or 12.3%, in 2023. For our comparable hotels, F&B expenses increased $109 million, or 12.3%, in 2023. Overall, F&B costs as a percentage of revenues increased slightly, as staffing levels normalized. Wages and benefits represented approximately 69% and 67% of our 2023 and 2022 F&B expenses, respectively.
Other departmental and support expenses. Other departmental and support expenses increased $99 million, or 8.4%, in 2023. On a comparable hotel basis, other departmental and support expenses increased $102 million, or 8.9%. These increases were primarily due to the increase in staffing. Total other departmental and support expenses benefited from the net impact of our recent acquisition and dispositions. Wages and benefits represented approximately 40% of our 2023 and 2022 other departmental and support expenses.
Management fees. Total management fees increased $32 million, or 14.7%, in 2023. Base management fees, which generally are calculated as a percentage of total revenues, increased $10 million, or 7.1%, compared to 2022. At our comparable hotels, base management fees increased $9 million, or 6.3%, for 2023. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $22 million, due primarily to the improved operations at our properties. At our comparable hotels, incentive management fees increased $18 million, or 21.8%, in 2023.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $58 million, or 17.8%, in 2023, due to increases in property insurance premiums, rent on a portion of our ground leases that are based on a percentage of sales, and property taxes. Other property-level expenses at our comparable hotels increased $52 million, or 16.3%, in 2023. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott under the transformational capital program in both 2023 and 2022.
Other Income and Expenses
Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2023	2022

General and administrative costs	$85	$76
Non-cash stock-based compensation expense	30	26
Litigation accruals	17	5
Total	$132	$107
General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. Increases in 2023 primarily reflect growth in compensation and litigation accruals.
Gain on insurance settlements. In 2023, we recorded a gain on insurance consisting of $3 million related to property insurance proceeds and $83 million for receipt of business interruption proceeds, primarily relating to Hurricane Ian. In 2022, we recorded a gain on insurance consisting of $6 million related to property insurance proceeds and $11 million for receipt of business interruption insurance proceeds, each relating to various claims at our properties.

Interest expense. Interest expense increased $35 million, or 22.4%, in 2023 as compared to 2022, due to an increase in average interest rates on our floating rate debt. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2023	2022
Cash interest expense ⁽¹⁾	$178	$146
Non-cash interest expense	9	10
Cash debt extinguishment costs ⁽¹⁾	3	—
Non-cash debt extinguishment costs	1	—
Total interest expense	$191	$156
___________
(1)Total cash interest expense paid was $183 million and $142 million in 2023 and 2022, respectively, which includes an increase(decrease) due to the change in accrued interest of $2 million and $(4) million for 2023 and 2022, respectively.
Other gains. The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2023	2022
The Camby, Autograph Collection	$69	$—
Sheraton Boston	1	13
YVE Hotel Miami	—	1
Chicago Marriott Suites Downers Grove	—	4
Other	1	(1)
	$71	$17
Equity in earnings of affiliates. Equity in earnings of affiliates increased $3 million, or 100.0%, in 2023, reflecting less unrealized losses recorded at our investment in Fifth Wall Ventures, L.P. in 2023 compared to 2022, partially offset by losses at our Maui timeshare joint venture due to the Maui wildfires in August 2023.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2023 and 2022, we recorded an income tax provision of $36 million and $26 million, respectively, due primarily to the profitability of hotel operations retained by the TRS, including the business interruption insurance gains recorded in 2023 and 2022. As a result of legislation enacted by the CARES Act in 2020, a portion of the 2020 domestic net operating loss was carried back to 2017-2019 in order to procure a refund of U.S. federal corporate income taxes previously paid. The remaining portion of the 2020 net operating loss, as well as the entire 2021 net operating loss incurred by our TRS, may be carried forward indefinitely, subject to an annual limit on the use thereof equal to 80% of annual taxable income. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.

Comparable Hotel RevPAR Overview
Effective January 1, 2023, we ceased presentation of All Owned Hotel results, and returned to a comparable hotel presentation for our hotel level results. Comparable hotels are those properties that we consolidate as of the reporting date. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. We believe this provides investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures. We have removed Hyatt Regency Coconut Point Resort and Spa and The Ritz-Carlton, Naples from our comparable operations for 2023 due to closures caused by Hurricane Ian. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels.
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
Hotel Operating Data by Location.
The following table sets forth performance information for our hotels by geographic location as of December 31, 2023 and 2022 on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of December 31, 2023		Year ended December 31, 2023				Year ended December 31, 2022
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	2,006	$576.75	71.9%	$414.84	$612.98	$560.86	74.7%	$418.70	$646.24	(0.9%)	(5.1%)
Miami	2	1,033	533.31	66.9%	356.86	624.20	621.56	61.3%	380.89	635.56	(6.3%)	(1.8%)
Jacksonville	1	446	503.57	69.9%	351.80	784.10	527.16	65.3%	344.37	749.99	2.2%	4.5%
New York	2	2,486	349.99	82.7%	289.53	412.23	333.65	72.8%	242.88	345.93	19.2%	19.2%
Phoenix	3	1,545	399.79	71.5%	285.85	637.23	392.52	70.3%	275.96	625.68	3.6%	1.8%
Florida Gulf Coast	3	941	389.43	72.3%	281.40	593.72	394.84	73.7%	291.11	577.93	(3.3%)	2.7%
Orlando	2	2,448	384.63	67.9%	261.32	521.26	410.76	63.8%	262.20	508.78	(0.3%)	2.5%
Los Angeles/Orange County	3	1,067	300.29	81.7%	245.49	360.91	288.81	79.4%	229.44	337.54	7.0%	6.9%
San Diego	3	3,294	282.20	78.4%	221.29	414.34	272.28	74.6%	203.24	371.28	8.9%	11.6%
Boston	2	1,496	264.18	78.2%	206.66	275.90	244.35	58.5%	142.90	193.67	44.6%	42.5%
Washington, D.C. (CBD)	5	3,240	276.74	70.1%	193.92	280.31	259.57	61.7%	160.13	230.71	21.1%	21.5%
Philadelphia	2	810	231.94	79.7%	184.83	288.44	218.52	80.6%	176.19	270.04	4.9%	6.8%
Austin	2	767	269.26	65.7%	176.88	311.25	271.65	69.5%	188.91	324.19	(6.4%)	(4.0%)
Northern Virginia	2	916	243.70	70.4%	171.48	268.97	219.41	65.6%	143.96	227.21	19.1%	18.4%
Chicago	3	1,562	243.59	68.9%	167.80	238.73	240.66	65.1%	156.57	217.31	7.2%	9.9%
San Francisco/San Jose	6	4,162	251.98	66.4%	167.25	244.44	230.88	63.0%	145.42	211.87	15.0%	15.4%
Seattle	2	1,315	239.33	66.8%	159.81	218.64	229.92	62.4%	143.52	188.58	11.4%	15.9%
Atlanta	2	810	190.67	74.0%	141.12	227.52	181.81	72.2%	131.35	205.87	7.4%	10.5%
Houston	5	1,942	201.17	69.4%	139.51	195.30	182.97	63.8%	116.73	163.85	19.5%	19.2%
New Orleans	1	1,333	196.29	68.6%	134.72	203.93	200.59	66.2%	132.74	198.18	1.5%	2.9%
San Antonio	2	1,512	215.77	61.4%	132.55	212.13	199.52	66.3%	132.30	206.09	0.2%	2.9%
Denver	3	1,340	192.48	63.3%	121.90	181.72	182.33	61.9%	112.85	163.64	8.0%	11.1%
Other	10	3,061	313.84	64.2%	201.47	308.08	320.85	60.7%	194.89	294.37	3.4%	4.7%
Domestic	70	39,532	304.48	70.7%	215.33	351.26	299.40	66.8%	199.90	325.31	7.7%	8.0%

International	5	1,499	186.14	62.4%	116.16	168.42	162.33	55.1%	89.51	130.24	29.8%	29.3%
All Locations	75	41,031	$300.66	70.4%	$211.71	$344.63	$295.24	66.3%	$195.87	$318.25	8.1%	8.3%

Results by Location - actual, based on ownership period(1)

	As of December 31,
	2023	2022	Year ended December 31, 2023				Year ended December 31, 2022
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui/Oahu	4	4	$576.75	71.9%	$414.84	$612.98	$560.86	74.7%	$418.70	$646.24	(0.9%)	(5.1)%
Miami	2	2	533.31	66.9%	356.86	624.20	585.71	62.7%	367.36	607.26	(2.9%)	2.8%
Jacksonville	1	1	503.57	69.9%	351.80	784.10	527.16	65.3%	344.37	749.99	2.2%	4.5%
New York	2	2	349.99	82.7%	289.53	412.23	317.20	67.9%	215.38	305.31	34.4%	35.0%
Phoenix	3	4	397.16	71.7%	284.75	628.10	368.20	70.1%	258.18	568.19	10.3%	10.5%
Florida Gulf Coast	5	5	388.97	60.6%	235.74	497.91	418.86	62.2%	260.47	509.76	(9.5%)	(2.3%)
Orlando	2	2	384.63	67.9%	261.32	521.26	410.76	63.8%	262.20	508.78	(0.3%)	2.5%
Los Angeles/Orange County	3	3	300.29	81.7%	245.49	360.91	288.81	79.4%	229.44	337.54	7.0%	6.9%
San Diego	3	3	282.20	78.4%	221.29	414.34	272.28	74.6%	203.24	371.28	8.9%	11.6%
Boston	2	2	264.18	78.2%	206.66	275.90	240.63	56.9%	136.95	184.93	50.9%	49.2%
Washington, D.C. (CBD)	5	5	276.74	70.1%	193.92	280.31	259.57	61.7%	160.13	230.71	21.1%	21.5%
Philadelphia	2	2	231.94	79.7%	184.83	288.44	218.52	80.6%	176.19	270.04	4.9%	6.8%
Austin	2	2	269.26	65.7%	176.88	311.25	271.65	69.5%	188.91	324.19	(6.4%)	(4.0%)
Northern Virginia	2	2	243.70	70.4%	171.48	268.97	219.41	65.6%	143.96	227.21	19.1%	18.4%
Chicago	3	3	243.59	68.9%	167.80	238.73	232.43	63.8%	148.19	204.51	13.2%	16.7%
San Francisco/San Jose	6	6	251.98	66.4%	167.25	244.44	230.88	63.0%	145.42	211.87	15.0%	15.4%
Seattle	2	2	239.33	66.8%	159.81	218.64	229.92	62.4%	143.52	188.58	11.4%	15.9%
Atlanta	2	2	190.67	74.0%	141.12	227.52	181.81	72.2%	131.35	205.87	7.4%	10.5%
Houston	5	5	201.17	69.4%	139.51	195.30	182.97	63.8%	116.73	163.85	19.5%	19.2%
New Orleans	1	1	196.29	68.6%	134.72	203.93	200.59	66.2%	132.74	198.18	1.5%	2.9%
San Antonio	2	2	215.77	61.4%	132.55	212.13	199.52	66.3%	132.30	206.09	0.2%	2.9%
Denver	3	3	192.48	63.3%	121.90	181.72	182.33	61.9%	112.85	163.64	8.0%	11.1%
Other	10	10	313.84	64.2%	201.47	308.08	268.65	61.1%	164.13	242.02	22.7%	27.3%
Domestic	72	73	305.83	70.2%	214.78	352.38	296.15	66.1%	195.67	319.08	9.8%	10.4%

International	5	5	186.14	62.4%	116.16	168.42	162.33	55.1%	89.51	130.24	29.8%	29.3%
All Locations	77	78	$302.03	69.9%	$211.27	$345.86	$292.23	65.7%	$191.97	$312.55	10.1%	10.7%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Sales by Business Mix.
The majority of our customers fall into three broad categories: transient, group and contract business. The information below is derived from business mix results from the 75 comparable hotels owned as of December 31, 2023.
Improvements in 2023 compared to 2022 were primarily driven by an increase in group business, through increases in occupancy and room rates. At the same time, the recovery in business transient demand continued, driven by demand from small and medium-sized businesses, which accounted for a greater share of demand after the COVID-19 pandemic, compared to demand from large companies. Business transient demand improvement was partially offset by weaker leisure demand due to the effects of the wildfires in Maui and moderating transient rates at our resort hotels, although resort transient rates still remain more than 50% above 2019.

The following are the results of our transient, group and contract business:

	Year ended December 31, 2023
	Transient business	Group business	Contract business
Room nights (in thousands)	5,756	4,086	720
Percentage change in room nights vs. same period in 2022	1.3%	12.4%	14.1%
Rooms Revenues (in millions)	$1,922	$1,118	$135
Percentage change in rooms revenues vs. same period in 2022	0.9%	20.9%	25.4%

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
Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and positioning us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of assets that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, the company was well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. We intend to use available cash in the near term predominantly to fund, and believe that we have sufficient liquidity to fund, corporate expenses, capital expenditures, hotel acquisitions and dividends and remain well positioned to execute additional investment transactions to the extent opportunities arise.
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. In the short term, our cash obligations include $400 million of senior notes due in April of 2024. We believe we have sufficient liquidity to repay them with available cash at maturity, or we can refinance the notes with our access to capital markets. For our long-term senior note and credit facility obligations, we historically have refinanced these amounts prior to their maturity through the issuance of new senior notes or the entry into new credit facility agreements. Whether we will refinance the April 2024 senior notes upon maturity with new senior notes will depend upon market conditions generally, including the interest rate environment, and our cash requirements. As discussed further below, we amended our credit facility effective January 4, 2023, extending the maturity date among other things. Also, in the short term, our cash obligations include the minimum lease payments on our ground leases, which in 2024 are approximately $31 million, and most of our other operating obligations. In the long term, our ground lease payments are the longest time horizon obligations and currently run up to 89 years. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report.
In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $500 million to $605 million in 2024. Commitments for capital expenditures generally run less than two years for the life of the project. In the long term, renewal and replacement ("R&R") capital expenditures are designed to maintain the quality and competitiveness of our hotels and typically occur at intervals of seven to ten years. The projects are primarily funded through the FF&E reserves established at each hotel. Average annual R&R spend over the last five years has been $232 million.
Our 2024 capital expenditures budget includes approximately $25 million for restoration work following Hurricane Ian in September 2022, primarily at The Ritz-Carlton, Naples. While all of our hotels have fully reopened, we have continued our restoration efforts, for which we estimate the total property reconstruction and remediation costs, including significant enhancements, to be approximately $300 million to $320 million of which approximately 30% relates to remediation costs. As of December 31, 2023, we have received $213 million of insurance proceeds related to these claims, of which $80 million has been recognized as a gain on business interruption, with any remaining proceeds expected to be received in 2024. Our expected potential insurance recovery is $310 million for covered costs, including the property remediation and reconstruction costs and the near-term loss of business; however, there can be no assurances that we will be able to collect the full amount.

As part of our investment in our Noble joint venture, we have made a $211.5 million capital commitment to Noble Fund V. As of December 31, 2023, we have funded $33 million of this commitment, with the remaining amounts to be paid as the fund calls them.
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
Capital Resources. As of December 31, 2023, we had $1,144 million of cash and cash equivalents, $217 million in our FF&E escrow reserve and $1.5 billion available under the revolver portion of our credit facility. In the near term, we expect to fund our above cash requirements, including our dividends, capital expenditures program, debt service and operating and corporate costs, primarily through hotel operations and our existing cash reserves. Based on our cash balance at December 31, 2023 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations. Future acquisitions and/or obligations also may be funded through a draw on the available portion of the revolver under our credit facility, equity issuances, or asset sales.
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
The following graph summarizes our aggregate debt maturities as of February 23, 2024:

$1,000
$750
$500
$250
$0
DEBT BALANCE
(IN MILLIONS)
2024
2025
2026
2027
2028
2029
2030
2031
Senior Notes
Term Loan (1)
Mortgage and Other Debt (2)

___________
(1)The first term loan under our credit facility that is due in 2027 has an extension option that would extend maturity of the instrument to 2028, subject to meeting certain conditions, including payment of a fee. The second term loan tranche that is due in 2028 does not have an extension option.
(2)Mortgage and other debt excludes principal amortization of $2 million each year from 2024-2027 for the mortgage loan that matures in 2027.
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
Two programs currently are in place relating to purchases and sales of our common stock. First, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued in 2023. As of December 31, 2023, there was $600 million of remaining capacity under the agreement.
Second, in August 2022, Host Inc.’s Board of Directors authorized an increase in the existing program to repurchase Host Inc. common stock up to $1 billion. The common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. In the fourth quarter of 2023, we repurchased 1.9 million shares at an average price of $16.50, exclusive of commissions, for a purchase price of approximately $31 million. For full year 2023, we repurchased 11.4 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $181 million. At December 31, 2023, we had $792 million available for repurchase under the program.
We continue to explore potential acquisitions and dispositions. We anticipate that any such future acquisitions will be funded by cash, debt issuances by Host L.P., equity offerings of Host Inc., issuances of OP units by Host L.P., or proceeds from sales of hotels. Given the nature of these transactions, we can make no assurances that we will be successful in acquiring any one or more hotels that we may review, bid on or negotiate to purchase or that we will be successful in disposing of any one or more of our hotels. We may acquire additional hotels or dispose of hotels through various structures, including transactions involving single assets, portfolios, joint ventures, acquisitions of the securities or assets of other REITs or distributions of hotels to our stockholders.
Sources and Uses of Cash. In 2023, our primary sources of cash included cash from operations and proceeds from the repayment of notes receivable and asset sales. Our primary uses of cash during the year consisted of capital expenditures, operating costs, share repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar in 2024, other than the proceeds from the two notes receivable that were repaid in 2023.
Cash Provided by Operating Activities. Our net cash provided by operating activities for 2023 was $1,441 million, an increase of $25 million compared to 2022, reflecting the improved operations at our hotels compared to 2022, along with remediation insurance proceeds which exceeded remediation costs incurred in 2023.
Cash Used in Investing Activities. Approximately $183 million of cash was used in investing activities during 2023 compared to $618 million in 2022. In addition to the acquisition and disposition activity detailed in the charts below, cash used in investing activities included $646 million of capital expenditures in 2023, compared to $504 million in 2022. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $24 million, $20 million and $13 million for 2023, 2022 and 2021, respectively.

The following tables summarize significant acquisitions, dispositions and investments in affiliates from January 1, 2022 through February 23, 2024 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
November	2022	Acquisition of Four Seasons Resorts and Residences Jackson Hole⁽¹⁾	$(315)
January	2022	Investment to acquire non-controlling interest of a joint venture with Noble Investment Group⁽²⁾	(91)
		Total acquisitions	$(406)
___________
(1)Investment amount represents total consideration, including the assumption of $19 million of hotel-level liabilities, net of $5 million of cash retained at the property.
(2)Investment consisted of $35 million of cash and the issuance of approximately $56 million of Host L.P. OP units.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
November	2023	Receipt of Sheraton New York note receivable⁽²⁾	$250	$—
September	2023	Receipt of Sheraton Boston note receivable⁽³⁾	163	—
March	2023	Disposition of The Camby, Autograph Collection⁽⁴⁾	36	110
August	2022	Disposition of Chicago Marriott Suites Downers Grove	14	16
April	2022	Disposition of YVE Miami Hotel	49	50
April	2022	Disposition of Sheraton New York Times Square Hotel⁽²⁾	106	373
February	2022	Disposition of Sheraton Boston⁽³⁾	67	233
		Total dispositions	$685	$782
___________
(1)Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)In connection with the sale of the Sheraton New York Times Square Hotel, we extended a $250 million bridge loan to the purchaser. The loan was repaid in November 2023.
(3)In connection with the sale of the Sheraton Boston, we extended a $163 million bridge loan to the purchaser. The loan was repaid in September 2023.
(4)In connection with the sale of The Camby, Autograph Collection, we issued a $72 million loan to the purchaser. The disposition proceeds shown are net of the loan.
Cash Used in Financing Activities. Net cash used in financing activities was $771 million for 2023, compared to $874 million in 2022. Cash used in financing activities in 2023 primarily related to the payment of common stock dividends and common stock repurchases. Cash used in financing activities in 2022 included a repayment on the revolver portion of the credit facility and payment of common stock dividends, following the reinstatement of the quarterly common stock dividend in the first quarter of 2022, as well as the repurchase of common stock.
Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2022 through February 23, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January	2024	Dividend payment⁽¹⁾⁽²⁾	$(316)
January - December	2023	Repurchase of 11.4 million shares of Host Inc. common stock	(182)
January - October	2023	Dividend payments⁽²⁾	(547)
December	2022	Repurchase of 1.7 million shares of Host Inc. common stock	(27)
April - October	2022	Dividend payments⁽²⁾	(150)
		Cash payments on equity transactions	$(1,222)
___________
(1)Our dividend payment for the fourth quarter of 2023 was made in January 2024, but was accrued at December 31, 2023.

(2)In connection with the dividend payments, Host L.P. made distributions of $321 million, $555 million and $152 million in 2024, 2023 and 2022, respectively, to its common OP unit holders.

Financial Condition
As of December 31, 2023, our total debt was approximately $4.2 billion, of which 76% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2023	2022

Series E senior notes, with a rate of 4% due June 2025	$499	$499
Series F senior notes, with a rate of 4½% due February 2026	399	399
Series G senior notes, with a rate of 3⅞% due April 2024	400	399
Series H senior notes, with a rate of 3⅜% due December 2029	643	642
Series I senior notes, with a rate of 3½% due September 2030	738	736
Series J senior notes, with a rate of 2.9% due December 2031	441	440
Total senior notes	3,120	3,115
Credit facility revolver ⁽¹⁾	(8)	(4)
Credit facility term loan due January 2027	499	499
Credit facility term loan due January 2028	498	499
Mortgage and other debt, with an average interest rate of 4.67% and 4.9% at December 31, 2023 and 2022, respectively, maturing through November 2027	100	106
Total debt	$4,209	$4,215
___________
(1)There were no outstanding credit facility borrowings at December 31, 2023 or 2022. Amount shown represents deferred financing costs related to the credit facility revolver.
Aggregate debt maturities, including principal amortization, at December 31, 2023 are as follows (in millions):

	Senior notes and credit facility	Mortgage and Other debt	Total
2024	$400	$2	$402
2025	500	2	502
2026	400	2	402
2027	500	92	592
2028	500	—	500
Thereafter	1,850	—	1,850
	4,150	98	4,248
Deferred financing costs	(25)	—	(25)
Unamortized (discounts) premiums, net	(16)	2	(14)
	$4,109	$100	$4,209
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

All of our outstanding senior notes at December 31, 2023 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.
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
As of December 31, 2023, we have met the minimum financial covenant levels under our senior notes indentures. The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2023:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	496%	Minimum ratio of 150%
Total indebtedness to total assets	20%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.6x	Minimum ratio of 1.5x
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
We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility and our actual credit ratios as of December 31, 2023:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	1.9x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.7x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	8.8x	Minimum ratio of 1.75x
___________
(1)If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio requirement will decrease to 1.50x.
Interest and Fees. The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 30, 2023, we achieved a milestone in the progress towards our renewable energy goal, resulting in the applicable basis point reduction in the interest rate on borrowings under the credit facility. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2023, we are able to borrow on the revolver at a rate of adjusted SOFR plus 85 basis points less 2 basis points for meeting sustainability milestones for an all-in rate of 6.29% and pay a facility fee of 19.5 basis points.
Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2023, our applicable margin on SOFR loans under both term loans is 95 basis points less 2.5 basis points for meeting sustainability milestones, for an all-in rate of 6.39%.
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
Mortgage Debt, Including Unconsolidated Joint Ventures. At December 31, 2023, we own one consolidated property that is encumbered by mortgage debt. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2023, our mortgage debt has an interest rate of 4.67% and matures in 2027, with principal and interest payments due monthly. We also own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $208 million at December 31, 2023. The debt of our unconsolidated joint ventures is non-recourse to us.
Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. For the fourth quarter of 2023, Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special dividend of $0.25 per share on its common stock on January 16, 2024 to stockholders of record as of December 29, 2023. Any future dividend will be subject to approval by Host Inc.’s Board of Directors.
Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2023, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.
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
Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. We believe our credit exposure in each of these cases is limited, as the credit risk is spread among a diversified group of investment grade financial institutions. We also have counter-party credit risk with respect to our outstanding note receivable, although upon event of a default of the notes, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement.
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

Comparable Hotel Operating Statistics and Results
Effective January 1, 2023, we ceased presentation of All Owned Hotel results that was used while the COVID-19 pandemic disrupted operations, limiting the usefulness of year-over-year comparisons, and returned to a comparable hotel presentation for our hotel level results. We believe this provides investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures due to renovations or property damage sustained.
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
Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in gain on insurance settlements on our consolidated statements of operations. Business interruption insurance gains related to a hotel that was excluded from our comparable hotel set also will be excluded from the comparable hotel results.
Of the 77 hotels that we owned as of December 31, 2023, 75 have been classified as comparable hotels. The operating results of the following properties that we owned as of December 31, 2023 are excluded from comparable hotel results for these periods:
•Hyatt Regency Coconut Point Resort & Spa (business disruption due to Hurricane Ian beginning in September 2022, reopened in November 2022);
•The Ritz-Carlton, Naples (business disruption due to Hurricane Ian beginning in September 2022, reopened in July 2023); and
•Sales and marketing expenses related to the development and sale of condominium units on a development parcel adjacent to Four Seasons Resort Orlando at Walt Disney World® Resort.
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
Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in eight domestic and international partnerships that own a total of 35 properties and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host L.P. held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.
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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Year ended December 31,
	2023	2022
Net income	$752	$643
Interest expense	191	156
Depreciation and amortization	697	664
Income taxes	36	26
EBITDA	1,676	1,489
Gain on dispositions⁽¹⁾	(70)	(16)
Equity investment adjustments:
Equity in earnings of affiliates	(6)	(3)
Pro rata EBITDAre of equity investments⁽²⁾	32	34
EBITDAre	1,632	1,504
Adjustments to EBITDAre:
Gain on property insurance settlement	(3)	(6)
Adjusted EBITDAre	$1,629	$1,498
___________
(1)Reflects the sale of one hotel in 2023 and four hotels in 2022.
(2)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.
FFO Measures
We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period in accordance with NAREIT guidelines. As noted in NAREIT’s Funds From Operations White Paper – 2018 Restatement, NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to certain real estate assets, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment expense of certain real estate assets and investments and adjustments for consolidated partially-owned entities and unconsolidated affiliates. Adjustments for consolidated partially-owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.
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
•Acquisition Costs –Under GAAP, costs associated with completed property acquisitions that are considered business combinations are expensed in the year incurred. We exclude the effect of these costs because we believe they are not reflective of the ongoing performance of the Company.
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
(in millions, except per share amount)

	Year ended December 31,
	2023	2022
Net income	$752	$643
Less: Net income attributable to non-controlling interests	(12)	(10)
Net income attributable to Host Inc	740	633
Adjustments:
Gain on dispositions(1)	(70)	(16)
Gain on property insurance settlement	(3)	(6)
Depreciation and amortization	695	663
Equity investment adjustments:
Equity in earnings of affiliates	(6)	(3)
Pro rata FFO of equity investments⁽²⁾	20	25
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(9)	(9)
NAREIT FFO	1,366	1,286
Adjustments to NAREIT FFO:
Loss on debt extinguishment	4	—
Adjusted FFO	$1,370	$1,286

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	712.8	717.5
Diluted earnings per common share	$1.04	$0.88
NAREIT FFO per diluted share	$1.92	$1.79
Adjusted FFO per diluted share	$1.92	$1.79
\__________
(1-2)Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(3)Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling limited partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.
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

The following table presents certain operating results and statistics for our comparable hotel results for the periods presented herein:
Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Year ended December 31,
	2023	2022
Number of hotels	75	75
Number of rooms	41,031	41,031
Change in comparable hotel Total RevPAR	8.3%	—
Change in comparable hotel RevPAR	8.1%	—
Operating profit margin⁽¹⁾	15.6%	15.8%
Comparable hotel EBITDA margin⁽¹⁾	30.1%	31.8%
Food and beverage profit margin⁽¹⁾	34.1%	34.6%
Comparable hotel food and beverage profit margin⁽¹⁾	34.5%	35.0%

Net income	$752	$643
Depreciation and amortization	697	664
Interest expense	191	156
Provision for income taxes	36	26
Gain on sale of property and corporate level income/expense	(23)	51
Severance expense at hotel properties	—	2
Property transaction adjustments⁽²⁾	(3)	23
Non-comparable hotel results, net⁽³⁾	(93)	(45)
Comparable hotel EBITDA	$1,557	$1,520
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Year ended December 31, 2023					Year ended December 31, 2022
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Severance at hotel properties	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$3,244	$(5)	$(64)	$—	$3,175	$3,014	$—	$—	$(76)	$—	$2,938
Food and beverage	1,582	(2)	(58)	—	1,522	1,418	—	3	(54)	—	1,367
Other	485	—	(13)	—	472	475	—	9	(16)	—	468
Total revenues	5,311	(7)	(135)	—	5,169	4,907	—	12	(146)	—	4,773
Expenses
Room	787	(1)	(16)	—	770	727	—	(10)	(14)	—	703
Food and beverage	1,042	(1)	(43)	—	998	928	—	(1)	(38)	—	889
Other	1,912	(2)	(58)	—	1,852	1,723	(2)	—	(49)	—	1,672
Depreciation and amortization	697	—	—	(697)	—	664	—	—	—	(664)	—
Corporate and other expenses	132	—	—	(132)	—	107	—	—	—	(107)	—
Gain on insurance settlements	(86)	—	75	3	(8)	(17)	—	—	—	6	(11)
Total expenses	4,484	(4)	(42)	(826)	3,612	4,132	(2)	(11)	(101)	(765)	3,253
Operating Profit - Comparable hotel EBITDA	$827	$(3)	$(93)	$826	$1,557	$775	$2	$23	$(45)	$765	$1,520

(2)     Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of December 31, 2023, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of December 31, 2023.
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
Interest Rate Sensitivity
Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 23, 2024, we do not have any interest rate derivatives outstanding.

The interest payments on 76% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2024. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate ⁽¹⁾	$397	$498	$399	$88	$(4)	$1,842	$3,220	$3,001
Average interest rate	3.8%	3.8%	3.6%	3.6%	3.6%	3.6%

Variable rate ⁽¹⁾	$(4)	$(4)	$(3)	$500	$500	$—	$989	$1,000
Average interest rate ⁽²⁾	6.4%	6.4%	6.4%	6.4%	6.4%	—%
Total debt							$4,209	$4,001
___________
(1)The amounts are net of unamortized discounts, premiums and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(2)The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2023. No adjustments are made for forecast changes in the rate.
Exchange Rate Sensitivity
We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2023 and 2022, revenues from our consolidated foreign operations were $92 million and $71 million, respectively, or approximately 2% and 1%, respectively, of our total revenues.
In the third quarter of 2023, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($75 million), and we received $1.9 million in the aggregate upon settlement of these contracts. In replacement of the maturing contracts, we entered into three new foreign currency forward purchase contracts with the same total notional amount of CAD 99 million ($74 million), which will mature in August 2024. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2023, the fair value of these contracts was $(1.2) million. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8. Financial Statements and Supplementary Data
The following financial information is included on the pages indicated:
Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2023, was $9,624 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Company performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
We identified the evaluation of hotel properties for impairment as a critical audit matter. Subjective auditor judgment was required to assess the events or changes in circumstances that the Company used to evaluate its expected hold period. In addition, subjective auditor judgment was required to evaluate the key assumptions used by the Company in the recoverability analysis for a certain hotel property. The key assumptions included the undiscounted future cash flows and the expected hold period of this hotel property. Additionally, the audit effort associated with the evaluation of the undiscounted future cash flows for this hotel property required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process. This included controls over the identification and assessment of expected hold periods for certain hotel properties and over the undiscounted future cash flows used by the Company in the recoverability analysis for a certain hotel property. We evaluated the expected hold periods, by:
●    inquiring of management and obtaining written representations regarding potential property disposal plans, if any
●    reading minutes of the meetings of the Company’s board of directors
●    inquiring about the Company’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
●    comparing management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity, and
●    inspecting listings from external sources of real estate properties for sale by the Company.
We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the undiscounted future cash flows of a certain hotel property by comparing the cash flows to publicly available market data.

/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
McLean, Virginia
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 28, 2024 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 28, 2024

Report of Independent Registered Public Accounting Firm
To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2023, was $9,624 million. The Partnership assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Partnership performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
We identified the evaluation of hotel properties for impairment as a critical audit matter. Subjective auditor judgment was required to assess the events or changes in circumstances that the Partnership used to evaluate its expected hold period. In addition, subjective auditor judgment was required to evaluate the key assumptions used by the Partnership in the recoverability analysis for a certain hotel property. The key assumptions included the undiscounted future cash flows and the expected hold period of this hotel property. Additionally, the audit effort associated with the evaluation of the undiscounted future cash flows for this hotel property required specialized skills and knowledge.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment process. This included controls over the identification and assessment of expected hold periods for certain hotel properties and over the undiscounted future cash flows used by the Partnership in the recoverability analysis for a certain hotel property. We evaluated the expected hold periods, by:
●    inquiring of management and obtaining written representations regarding potential property disposal plans, if any
●    reading minutes of the meetings of Host Hotels & Resorts, Inc.’s board of directors
●    inquiring about the Partnership’s plans with those in the organization who are responsible for, and have authority over, potential disposition activities
●    comparing management’s assessment of properties with potential shortened expected hold periods to information obtained from those in the organization responsible for disposition activity, and
●    inspecting listings from external sources of real estate properties for sale by the Partnership.
We also involved valuation professionals with specialized skills and knowledge who assisted in evaluating the undiscounted future cash flows of a certain hotel property by comparing the cash flows to publicly available market data.

/s/ KPMG LLP
We have served as the Partnership’s auditor since 2002.
McLean, Virginia
February 28, 2024

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(in millions, except per share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Property and equipment, net	$9,624	$9,748
Right-of-use assets	550	556
Due from managers	128	94
Advances to and investments in affiliates	126	132
Furniture, fixtures and equipment replacement fund	217	200
Notes receivable	72	413
Other	382	459
Cash and cash equivalents	1,144	667
Total assets	$12,243	$12,269

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,120	$3,115
Credit facility, including the term loans of $997 and $998, respectively	989	994
Mortgage and other debt	100	106
Total debt	4,209	4,215
Lease liabilities	563	568
Accounts payable and accrued expenses	408	372
Due to managers	64	67
Other	173	168
Total liabilities	5,417	5,390

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	189	164

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 703.6 million shares and 713.4 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,535	7,717
Accumulated other comprehensive loss	(70)	(75)
Deficit	(839)	(939)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,633	6,710
Non-redeemable non-controlling interests—other consolidated partnerships	4	5
Total equity	6,637	6,715
Total liabilities, non-controlling interests and equity	$12,243	$12,269
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2023, 2022 and 2021
(in millions, except per common share amounts)

	2023	2022	2021
REVENUES
Rooms	$3,244	$3,014	$1,858
Food and beverage	1,582	1,418	674
Other	485	475	358
Total revenues	5,311	4,907	2,890
EXPENSES
Rooms	787	727	488
Food and beverage	1,042	928	505
Other departmental and support expenses	1,280	1,181	890
Management fees	249	217	97
Other property-level expenses	383	325	307
Depreciation and amortization	697	664	762
Corporate and other expenses	132	107	99
Gain on insurance settlements	(86)	(17)	(8)
Total operating costs and expenses	4,484	4,132	3,140
OPERATING PROFIT (LOSS)	827	775	(250)
Interest income	75	30	2
Interest expense	(191)	(156)	(191)
Other gains	71	17	306
Equity in earnings of affiliates	6	3	31
INCOME (LOSS) BEFORE INCOME TAXES	788	669	(102)
Benefit (provision) for income taxes	(36)	(26)	91
NET INCOME (LOSS)	752	643	(11)
Less: Net income attributable to non-controlling interests	(12)	(10)	—
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$740	$633	$(11)
Basic earnings (loss) per common share	$1.04	$0.89	$(0.02)
Diluted earnings (loss) per common share	$1.04	$0.88	$(0.02)
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
NET INCOME (LOSS)	$752	$643	$(11)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	6	(2)	(2)
Change in fair value of derivative instruments	(1)	2	—
Amounts reclassified from other comprehensive income (loss)	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:	5	1	(2)
COMPREHENSIVE INCOME (LOSS)	757	644	(13)
Less: Comprehensive income attributable to non-controlling interests	(12)	(10)	—
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$745	$634	$(13)
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2023, 2022 and 2021
(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
705.4	Balance, December 31, 2020	$7	$7,568	$(74)	$(1,180)	$5	$6,326	$108
—	Net income (loss)	—	—	—	(11)	1	(10)	(1)
—	Other changes in ownership	—	(20)	—	(1)	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
7.8	Common stock issuances	—	138	—	—	—	138	—
0.8	Comprehensive stock and employee stock purchase plans	—	14	—	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
714.1	Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
—	Net income	—	—	—	633	1	634	9
—	Other changes in ownership	—	16	—	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
0.7	Comprehensive stock and employee stock purchase plans	—	21	—	—	—	21	—
—	Common stock dividends	—	—	—	(380)	—	(380)	—
—	Common OP unit issuances	—	—	—	—	—	—	56
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(5)
(1.7)	Repurchase of common stock	—	(27)	—	—	—	(27)	—
713.4	Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
—	Net income	—	—	—	740	1	741	11
—	Other changes in ownership	—	(30)	—	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
1.1	Comprehensive stock and employee stock purchase plans	—	22	—	—	—	22	—
—	Common stock dividends	—	—	—	(640)	—	(640)	—
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	—	(2)	(2)	(9)
(11.4)	Repurchase of common stock	—	(182)	—	—	—	(182)	—
703.6	Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022, and 2021
(in millions)

	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$752	$643	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	697	664	762
Amortization of finance costs, discounts and premiums, net	9	10	10
Loss on extinguishment of debt	4	—	23
Stock compensation expense	30	26	18
Deferred income taxes	26	20	(93)
Other gains	(71)	(17)	(306)
Gain on property insurance settlement	(3)	(6)	—
Equity in earnings of affiliates	(6)	(3)	(31)
Change in due from/to managers	(40)	15	(151)
Distributions from investments in affiliates	31	30	21
Property insurance proceeds - remediation costs	101	—	—
Payments for inventory costs	(15)	—	—
Changes in other assets	(3)	20	10
Changes in other liabilities	(71)	14	40
Net cash provided by operating activities	1,441	1,416	292

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	236	729
Proceeds from loan receivable	413	—	9
Return of investments in affiliates	5	—	—
Advances to and investments in affiliates	(25)	(60)	(11)
Acquisitions	—	(301)	(1,458)
Capital expenditures:
Renewals and replacements	(451)	(197)	(134)
Return on investment	(195)	(307)	(293)
Property insurance proceeds	36	11	—
Net cash used in investing activities	(183)	(618)	(1,158)

FINANCING ACTIVITIES
Financing costs	(10)	(1)	(8)
Issuances of debt	—	—	443
Repayment of credit facility	—	(683)	(800)
Repurchase/redemption of senior notes	—	—	(400)
Mortgage debt and other prepayments and scheduled maturities	(7)	(2)	—
Debt extinguishment costs	(3)	—	(22)
Issuance of common stock	1	1	138
Common stock repurchases	(182)	(27)	—
Dividends on common stock	(547)	(150)	—
Distributions and payments to non-controlling interests	(10)	(3)	—
Other financing activities	(13)	(9)	(8)
Net cash used in financing activities	(771)	(874)	(657)
Effects of exchange rate changes on cash held	2	(3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	489	(79)	(1,523)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,363	$874	$953
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2023, 2022, and 2021
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2023	2022	2021
Cash and cash equivalents	$1,144	$667	$807
Restricted cash (included in other assets)	2	7	2
Cash included in furniture, fixtures and equipment replacement fund	217	200	144
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,363	$874	$953
Supplemental schedule of noncash investing and financing activities:
During 2023, 2022, and 2021, Host Inc. issued approximately 0.5 million, 0.3 million and 0.1 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $8 million, $5 million and $2 million, respectively.
During 2023, the intent for a land parcel adjacent to the Four Seasons Orland at Walt Disney World® Resort changed from "held for use" to "used for the development of inventory". As a result, we have reclassified $30 million from property and equipment to other assets.
On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host L.P. issued approximately 3.2 million OP units valued at approximately $56 million.
In connection with the sales of The Camby, Autograph Collection in March 2023, the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $72 million, $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.
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

See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(in millions)

	December 31, 2023	December 31, 2022

ASSETS
Property and equipment, net	$9,624	$9,748
Right-of-use assets	550	556
Due from managers	128	94
Advances to and investments in affiliates	126	132
Furniture, fixtures and equipment replacement fund	217	200
Notes receivable	72	413
Other	382	459
Cash and cash equivalents	1,144	667
Total assets	$12,243	$12,269

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,120	$3,115
Credit facility, including the term loans of $997 and $998, respectively	989	994
Mortgage and other debt	100	106
Total debt	4,209	4,215
Lease liabilities	563	568
Accounts payable and accrued expenses	408	372
Due to managers	64	67
Other	173	168
Total liabilities	5,417	5,390

Limited partnership interests of third parties	189	164

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,702	6,784
Accumulated other comprehensive loss	(70)	(75)
Total Host Hotels & Resorts, L.P. capital	6,633	6,710
Non-controlling interests—consolidated partnerships	4	5
Total capital	6,637	6,715
Total liabilities, limited partnership interests of third parties and capital	$12,243	$12,269
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2023, 2022 and 2021
(in millions, except per common unit amounts)

	2023	2022	2021
REVENUES
Rooms	$3,244	$3,014	$1,858
Food and beverage	1,582	1,418	674
Other	485	475	358
Total revenues	5,311	4,907	2,890
EXPENSES
Rooms	787	727	488
Food and beverage	1,042	928	505
Other departmental and support expenses	1,280	1,181	890
Management fees	249	217	97
Other property-level expenses	383	325	307
Depreciation and amortization	697	664	762
Corporate and other expenses	132	107	99
Gain on insurance settlements	(86)	(17)	(8)
Total operating costs and expenses	4,484	4,132	3,140
OPERATING PROFIT (LOSS)	827	775	(250)
Interest income	75	30	2
Interest expense	(191)	(156)	(191)
Other gains	71	17	306
Equity in earnings of affiliates	6	3	31
INCOME (LOSS) BEFORE INCOME TAXES	788	669	(102)
Benefit (provision) for income taxes	(36)	(26)	91
NET INCOME (LOSS)	752	643	(11)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
NET INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$751	$642	$(12)
Basic earnings (loss) per common unit	$1.07	$0.91	$(0.02)
Diluted earnings (loss) per common unit	$1.06	$0.90	$(0.02)
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Years Ended December 31, 2023, 2022 and 2021
(in millions)

	2023	2022	2021
NET INCOME (LOSS)	$752	$643	$(11)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	6	(2)	(2)
Change in fair value of derivative instruments	(1)	2	—
Amounts reclassified from other comprehensive income (loss)	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:	5	1	(2)
COMPREHENSIVE INCOME (LOSS)	757	644	(13)
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$756	$643	$(14)
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
Years Ended December 31, 2023, 2022, and 2021
(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
690.5	Balance, December 31, 2020	$1	$6,394	$(74)	$5	$6,326	$108
—	Net income (loss)	—	(11)	—	1	(10)	(1)
—	Other changes in ownership	—	(21)	—	(1)	(22)	21
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
7.6	Common OP unit issuances	—	138	—	—	138	—
0.8	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	14	—	—	14	—
0.1	Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
699.0	Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
—	Net income	—	633	—	1	634	9
—	Other changes in ownership	—	16	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
—	Common OP unit issuances	—	—	—	—	—	56
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	21	—	—	21	—
—	Distributions on common OP units	—	(380)	—	—	(380)	(5)
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(1.6)	Repurchase of common OP units	—	(27)	—	—	(27)	—
698.4	Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
—	Net income	—	740	—	1	741	11
—	Other changes in ownership	—	(30)	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	22	—	—	22	—
—	Distributions on common OP units	—	(640)	—	—	(640)	(9)
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	(2)	(2)	—
(11.2)	Repurchase of common OP units	—	(182)	—	—	(182)	—
688.8	Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022, and 2021
(in millions)

	2023	2022	2021
OPERATING ACTIVITIES
Net income (loss)	$752	$643	$(11)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	697	664	762
Amortization of finance costs, discounts and premiums, net	9	10	10
Loss on extinguishment of debt	4	—	23
Stock compensation expense	30	26	18
Deferred income taxes	26	20	(93)
Other gains	(71)	(17)	(306)
Gain on property insurance settlement	(3)	(6)	—
Equity in earnings of affiliates	(6)	(3)	(31)
Change in due from/to managers	(40)	15	(151)
Distributions from investments in affiliates	31	30	21
Property insurance proceeds - remediation costs	101	—	—
Payments for inventory costs	(15)	—	—
Changes in other assets	(3)	20	10
Changes in other liabilities	(71)	14	40
Net cash provided by operating activities	1,441	1,416	292

INVESTING ACTIVITIES
Proceeds from sales of assets, net	34	236	729
Proceeds from loan receivable	413	—	9
Return of investments in affiliates	5	—	—
Advances to and investments in affiliates	(25)	(60)	(11)
Acquisitions	—	(301)	(1,458)
Capital expenditures:
Renewals and replacements	(451)	(197)	(134)
Return on investment	(195)	(307)	(293)
Property insurance proceeds	36	11	—
Net cash used in investing activities	(183)	(618)	(1,158)

FINANCING ACTIVITIES
Financing costs	(10)	(1)	(8)
Issuances of debt	—	—	443
Repayment of credit facility	—	(683)	(800)
Repurchase/redemption of senior notes	—	—	(400)
Mortgage debt and other prepayments and scheduled maturities	(7)	(2)	—
Debt extinguishment costs	(3)	—	(22)
Issuance of common OP units	1	1	138
Repurchase of common OP units	(182)	(27)	—
Distributions on common OP units	(555)	(152)	—
Distributions and payments to non-controlling interests	(2)	(1)	—
Other financing activities	(13)	(9)	(8)
Net cash used in financing activities	(771)	(874)	(657)
Effects of exchange rate changes on cash held	2	(3)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	489	(79)	(1,523)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	874	953	2,476
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,363	$874	$953
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2023, 2022, and 2021
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2023	2022	2021
Cash and cash equivalents	$1,144	$667	$807
Restricted cash (included in other assets)	2	7	2
Cash included in furniture, fixtures and equipment replacement fund	217	200	144
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,363	$874	$953
Supplemental schedule of noncash investing and financing activities:
During 2023, 2022, and 2021, non-controlling partners converted common operating partnership units (“OP units”) valued at $8 million, $5 million and $2 million, respectively, in exchange for 0.5 million, 0.3 million and 0.1 million shares, respectively, of Host Inc. common stock.
During 2023, the intent for a land parcel adjacent to the Four Seasons Orland at Walt Disney World® Resort changed from "held for use" to "used for the development of inventory". As a result, we have reclassified $30 million from property and equipment to other assets.
On January 20, 2022, we entered into definitive agreements with Noble Investment Group, LLC, and certain other entities and persons related to Noble Investment Group, LLC, pursuant to which we made an investment in a joint venture with Noble Investment Group. In connection with the investment, Host L.P. issued approximately 3.2 million OP units valued at approximately $56 million.
In connection with the sales of The Camby, Autograph Collection in March 2023, the Sheraton Boston Hotel in February 2022 and the Sheraton New York Times Square Hotel in April 2022, we issued bridge loans to the buyers for $72 million, $163 million and $250 million, respectively. The proceeds received from the sales are net of the loans.
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
As of December 31, 2023, the hotels in our consolidated portfolio are in the following countries:

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
Four partnerships are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2023 are $50 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $27 million and primarily consist of a lease liability and accounts payable. Two unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 21%, also are VIEs. The combined carrying amount of our investments in these entities at December 31, 2023 is $23 million and is included in advances to and investments in affiliates. The mortgage debt held by these VIEs is non-recourse to us.
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
Impairment testing. We analyze our consolidated hotels for impairment throughout the year when events or circumstances occur that indicate the carrying amount may not be recoverable. We test for impairment in several situations, including:
•when a hotel has a current or projected loss from operations;
•when management’s intent or ability to hold a property for a period that recovers its carrying value changes, making it more likely than not that a hotel will be sold before the end of its previously estimated useful life and therefore reducing the expected hold period, and the anticipated sales price is at or below the book value; or
•when other events, trends, contingencies or changes in circumstances indicate that a triggering event has occurred and the carrying amount of an asset may not be recoverable.
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
In 2023, we identified one property that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Based on this testing, no impairment was necessary, and no further analysis was required.
In 2022 and 2021, due to the impact of the COVID-19 pandemic on operations, we performed recoverability tests on certain of our properties. No properties were impaired as a result of a decline in operations due to the pandemic. During

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2021, as a result of the reduction in expected hold periods during the year, the book value for certain property and equipment exceeded its undiscounted future cash flows. Therefore, we recorded impairment expense of $92 million for the year ended December 31, 2021.
Classification of Assets as Held for Sale. We will classify a hotel as held for sale when its sale is probable, will be completed within one year and actions to complete the sale are unlikely to change or it is unlikely that the sale will not occur. This policy is consistent with our experience with real estate transactions under which the timing and final terms of a sale frequently are not known until purchase agreements are executed, the buyer has a significant deposit at risk and no financing contingencies exist that could prevent the transaction from being completed in a timely manner. We typically classify hotels as held for sale when all the following conditions are met:
•Host Inc.’s Board of Directors has approved the sale (to the extent that the dollar amount of the sale requires Board approval);
•a binding agreement to sell the property has been signed under which the buyer has deposited a significant amount of nonrefundable cash; and
•no significant financing or legal contingencies exist that could prevent the transaction from being completed in a timely manner.
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
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2023	2022
Common OP units outstanding (millions)	9.5	10.0
Market price per Host Inc. common share	$19.47	$16.05
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$189	$164
Historical cost (millions)	93	97
Book value (millions) ⁽¹⁾	189	164
_____
(1)The book value recorded is equal to the greater of the redemption value or the historical cost.
Net income (loss) is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income (loss) attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $11 million, $9 million and $(1) million for 2023, 2022 and 2021, respectively.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets consists of the third party partnership interest of one majority-owned partnership.
Investments in Affiliates
Distributions from Investments in Affiliates. We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash that were generated by property operations are classified as cash flows from operating activities. However, distributions of cash that were generated by property sales and certain other transactions are classified as cash flows from investing activities.
Income Taxes
Host Inc. elected to be treated as a REIT effective January 1, 1999 pursuant to the U.S. Internal Revenue Code of 1986, as amended. It is our intention to continue to comply with the REIT qualification requirements and to maintain our qualification for treatment as a REIT. A corporation that elects REIT status and meets certain tax law requirements regarding the distribution of its taxable income to its stockholders as prescribed by applicable tax laws and that complies with certain other requirements (relating primarily to the composition of its assets and the sources of its gross income) generally is not subject to federal and state corporate income taxation on its operating income that is distributed to its stockholders. As a partnership for federal income tax purposes, Host L.P. is not subject to federal income tax. Host L.P. is, however, subject to state, local and foreign income and franchise tax in certain jurisdictions. Additionally, each of the Host L.P. taxable REIT subsidiaries is taxable as a C corporation, and is subject to federal, state and foreign corporate income tax. Our consolidated income tax provision (benefit) includes the income tax provision (benefit) related to the operations of our taxable REIT subsidiaries, and state, local, and foreign income taxes incurred by Host L.P. and its subsidiaries.
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
Foreign Currency Translation
As of December 31, 2023, our foreign operations consist of hotels located in Brazil and Canada, as well as an investment in a joint venture that indirectly owns hotels in India. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).
Foreign currency transactions are recorded in the functional currency for each applicable foreign entity using the exchange rates prevailing at the dates of the transactions. Assets and liabilities denominated in foreign currencies are remeasured at period end exchange rates. The resulting exchange differences are recorded in other gains (losses) on the accompanying consolidated statements of operations, except when recorded in other comprehensive income (loss) as qualifying net investment hedges.
Accumulated Other Comprehensive Income (Loss)
The components of total accumulated other comprehensive income (loss) in the balance sheets are as follows (in millions):

	As of December 31,
	2023	2022
Gain on foreign currency forward contracts	$3	$4
Loss on interest rate swap cash flow hedges	(1)	(1)
Foreign currency translation	(73)	(79)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(70)	$(75)
No material amounts were reclassified from accumulated other comprehensive loss in 2023 or 2022.
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
Earnings (Loss) Per Common Share (Unit)
Basic earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
units outstanding. Diluted earnings (loss) per common share (unit) is computed by dividing net income (loss) attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. There are 9.5 million Host L.P. common units, which are convertible into 9.7 million Host Inc. common shares, that are not included in Host Inc.'s calculation of earnings (loss) per share as their effect is not dilutive.
The calculation of Host Inc. basic and diluted earnings (loss) per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$752	$643	$(11)
Less: Net income attributable to non-controlling interests	(12)	(10)	—
Net income (loss) attributable to Host Hotels & Resorts, inc.	$740	$633	$(11)

Basic weighted average shares outstanding	709.7	714.7	710.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	3.1	2.8	—
Diluted weighted average shares outstanding	712.8	717.5	710.3
Basic earnings (loss) per common share	$1.04	$0.89	$(0.02)
Diluted earnings (loss) per common share	$1.04	$0.88	$(0.02)
The calculation of Host L.P. basic and diluted earnings (loss) per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2023	2022	2021
Net income (loss)	$752	$643	$(11)
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
Net income (loss) attributable to Host Hotels & Resorts, L.P.	$751	$642	$(12)

Basic weighted average units outstanding	704.5	709.7	702.5
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	3.0	2.7	—
Diluted weighted average units outstanding	707.5	712.4	702.5
Basic earnings (loss) per common unit	$1.07	$0.91	$(0.02)
Diluted earnings (loss) per common unit	$1.06	$0.90	$(0.02)
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable
At December 31, 2023, our notes receivable consists of one outstanding loan issued in connection with a hotel sale. In conjunction with our dispositions, we may issue a loan to the purchaser to facilitate the sale. The loan is collateralized by the corresponding sold hotel and, in the event of a default of the loan, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement. The loan is recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.
New Accounting Standards
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires additional information to be disclosed with regards to segments, including significant expense categories, identifying the Chief Operating Decision Maker ("CODM"), and additional interim disclosures. The standard also requires that public entities with a single reportable segment disclose all of the required segment disclosures under the previous ASC 280 guidance in addition to the new disclosures required under ASU No. 2023-07. As noted in Note 16, we report on one segment, and therefore, upon adoption of the new standard, we will begin providing the required disclosures, however we are still evaluating the level of disclosure that will be required. This standard is to be applied on a retrospective basis for all prior periods presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disclosures about income taxes, including specific categories in the rate reconciliation and disaggregated information on income taxes paid and income from continuing operations. The standard also eliminates the requirement to disclose an estimated range of the reasonably possible change in unrecognized tax benefits in the next 12 months. We are still evaluating the level of disclosure that will be required. This standard is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024, with early adoption permitted.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2023	2022	2021
San Diego	$498	$446	$217
Orlando	466	455	173
Maui/Oahu	449	473	372
New York	374	336	169
San Francisco/San Jose	371	322	129
Phoenix	366	378	260
Florida Gulf Coast	339	344	298
Washington, D.C. (Central Business District)	331	273	109
Miami	243	253	215
Boston	151	108	78
Los Angeles/Orange County	141	131	116
Houston	139	116	76
Chicago	136	129	63
Jacksonville	128	122	99
San Antonio	117	114	59
Seattle	105	90	36
New Orleans	99	96	41
Northern Virginia	90	76	55
Denver	89	80	43
Austin	87	91	24
Philadelphia	85	80	50
Atlanta	67	61	67
Other	348	262	117
Domestic	5,219	4,836	2,866
International	92	71	24
Total	$5,311	$4,907	$2,890
3.    Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2023	2022
Land and land improvements	$1,981	$2,020
Buildings and leasehold improvements	14,253	13,849
Furniture and equipment	2,331	2,249
Construction in progress	237	313
	18,802	18,431
Less accumulated depreciation and amortization	(9,178)	(8,683)
	$9,624	$9,748
The aggregate cost of real estate for federal income tax purposes is approximately $10.3 billion at December 31, 2023.

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

	As of December 31, 2023
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2023 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$9	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	28	16	23	8	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(45)	75	150	11	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV⁽²⁾	11%	(8)	23	213	6	One hotel in Philadelphia, PA
Noble JV	21.15 - 49%	121	64	300	7	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		28	—	—	2	Real estate industry technology investment
Other investments		8	—	—	—
Total		$126	$208	$746	$36

	As of December 31, 2022
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2022 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$8	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	38	16	24	11	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	5	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(39)	75	150	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(6)	21	195	—	One hotel in Philadelphia, PA
Noble JV	19 - 49%	107	63	329	3	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		31	—	—	3	Real estate industry technology investment
Other investments		8	—	—	—
Total		$132	$205	$758	$30
______________
(1)Distributions received were funded by cash from operations unless otherwise noted.
(2)Distributions received from Philadelphia Marriott Downtown JV in 2023 include $5 million related to loan refinancing proceeds.

As part of our investment in the Noble JV, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P., which represents a 21.15% ownership interest in the fund. As of December 31, 2023, we have funded $33 million to this fund.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Debt
Debt consists of the following (in millions):

	As of December 31,
	2023	2022

Series E senior notes, with a rate of 4% due June 2025	$499	$499
Series F senior notes, with a rate of 4½% due February 2026	399	399
Series G senior notes, with a rate of 3⅞% due April 2024	400	399
Series H senior notes, with a rate of 3⅜% due December 2029	643	642
Series I senior notes, with a rate of 3½% due September 2030	738	736
Series J senior notes, with a rate of 2.9% due December 2031	441	440
Total senior notes	3,120	3,115
Credit facility revolver ⁽¹⁾	(8)	(4)
Credit facility term loan due January 2027	499	499
Credit facility term loan due January 2028	498	499
Mortgage and other debt, with an average interest rate of 4.67% and 4.9% at December 31, 2023 and 2022, respectively, maturing through November 2027	100	106
Total debt	$4,209	$4,215
_____________
(1)There were no outstanding credit facility borrowings at December 31, 2023 or 2022. Amount shown represents deferred financing costs related to the credit facility revolver.
Senior Notes
General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amount of our senior notes at both December 31, 2023 and 2022 was $3.2 billion. The senior notes balances as of December 31, 2023 and 2022 are net of unamortized discounts and deferred financing costs of approximately $30 million and $35 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.
Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2023, we are in compliance with all of these covenants.
Authorization for Repurchase of Senior Notes. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1 billion of senior notes (other than in accordance with their terms) through February 2026. No repurchases occurred in 2023 under this program.
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
The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 30, 2023, we achieved a milestone in the progress towards our renewable energy goal, resulting in the applicable basis point reduction in the interest rate on borrowings under the credit facility. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2023, we are able to borrow on the revolver at a rate of adjusted SOFR plus 85 basis points less 2 basis points for meeting sustainability milestones for an all-in rate of 6.29% and pay a facility fee of 19.5 basis points.
Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2023, our applicable margin on SOFR loans under both term loans is 95 basis points less 2.5 basis points for meeting sustainability milestones, for an all-in rate of 6.39%. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating.
Net repayments under the credit facility were $683 million in 2022. As of December 31, 2023, we have $1.5 billion of available capacity under the revolver portion of our credit facility.
Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2023, we are in compliance with all of these covenants.
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
Mortgage Debt
Our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2023, we have mortgage debt secured by one asset, with an interest rate of 4.67%, which mortgage debt matures in November 2027. The loan is amortizing, with principal and interest payable monthly. As of December 31, 2023, we are in compliance with the covenants under our mortgage debt obligation. We made mortgage debt repayments of $2 million in each of 2023 and 2022.
Aggregate Debt Maturities
Aggregate debt maturities, including principal amortization, are as follows (in millions):

As of December 31, 2023
2024	$402
2025	502
2026	402
2027	592
2028	500
Thereafter	1,850
4,248
Deferred financing costs	(25)
Unamortized discounts, net	(14)
Total debt	$4,209

Interest
The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2023	2022	2021 ⁽²⁾
Interest expense	$191	$156	$191
Amortization of debt premiums/discounts, net	(2)	(2)	(2)
Amortization of deferred financing costs	(7)	(8)	(8)
Non-cash losses on debt extinguishment	(1)	—	(1)
Change in accrued interest	2	(4)	3
Interest paid ⁽¹⁾	$183	$142	$183
___________
(1)Does not include capitalized interest of $10 million, $10 million and $4 million for 2023, 2022 and 2021, respectively.
(2)Interest expense and interest paid includes cash prepayment premiums of approximately $22 million in 2021.
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 703.6 million and 713.4 million were outstanding as of December 31, 2023 and 2022, respectively. Fifty million shares of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2023 and 2022.
Capital of Host L.P.
As of December 31, 2023, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units based on the applicable conversion ratio. As of December 31, 2023 and 2022, Host L.P. had 698.3 million and 708.4 million OP units outstanding, respectively, of which Host Inc. held 688.8 million and 698.4 million, respectively.
Repurchases and Issuances of Common Stock and Common OP Units
On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. In 2023, we repurchased 11.4 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $181 million. In 2022, we repurchased 1.7 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $27 million. As of December 31, 2023, we have $792 million available for repurchase under the program.
On May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. There have been no shares issued in 2023. As of December 31, 2023, there was $600 million of remaining capacity under the agreement.
Dividends/Distributions
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.
As part of our response to COVID-19 and in order to preserve cash and future financial flexibility, we temporarily suspended our regular quarterly common cash dividends, commencing with the second quarter 2020 dividend through year end 2021. We reinstated a quarterly common cash dividend beginning in the first quarter of 2022. The dividends that were taxable to our stockholders in 2023 are considered 91.8% ordinary and 8.2% unrecaptured Section 1250 gain. The dividends that were taxable to our stockholders in 2022 are considered 78.1% ordinary and 21.9% unrecaptured Section 1250 gain. The 2023 and 2022 ordinary dividends are eligible for the 20% deduction provided by Section 199A. The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2023	2022	2021
Common stock	$0.90	$0.53	$—
Common OP units	0.919	0.541	—
On February 21, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 15, 2024 to stockholders of record as of March 28, 2024.

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
Set forth below is a table that documents our domestic and foreign income tax attributes at December 31, 2023:

Type	Jurisdiction	Amount (in millions)	Tax Year Expiration
Net operating loss	U.S. Federal	$649	None
Capital loss	U.S. Federal and States	32	2023
Net operating loss	U.S. States	974	Various
Net operating loss	Brazil	18	None
Net operating loss	Canada	9	Through 2042
Capital loss	Canada	5	None
We have recorded a 100% valuation allowance of approximately $8 million against the deferred tax asset related to our domestic capital loss carryover, which expires following the 2023 tax year, and a valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign net operating loss and capital loss carryovers as of December 31, 2023. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses. There has been no increase or decrease of our valuation allowance for the year ended December 31, 2023 from the year ended December 31, 2022.
The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2023	2022
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$205	$238
Property and equipment	3	3
Deferred revenue and expenses	20	15
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	240	268
Less: Valuation allowance	(18)	(18)
Total deferred tax assets, net of valuation allowance	$222	$250
Deferred tax liabilities
Investments in domestic affiliates	(1)	(4)
Total gross deferred tax liabilities	(1)	(4)
Net deferred tax assets	$221	$246
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $18 million, of $222 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Our U.S. and foreign income (loss) from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2023	2022	2021
U.S. income (loss)	$768	$659	$(89)
Foreign income (loss)	20	10	(13)
Total	$788	$669	$(102)

Income tax provision (benefit) for continuing operations consists of (in millions):

		Year ended December 31,
		2023	2022	2021
Current	—Federal	$3	$3	$1
	—State	3	2	1
	—Foreign	4	1	—
		10	6	2
Deferred	—Federal	15	13	(66)
	—State	10	5	(24)
	—Foreign	1	2	(3)
		26	20	(93)
Income tax provision (benefit) – continuing operations		$36	$26	$(91)
The differences between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2023	2022	2021
Statutory federal income tax provision (benefit)	$165	$140	$(21)
Adjustment for nontaxable income of Host Inc.	(147)	(124)	(40)
State income tax provision (benefit), net	13	7	(23)
Change to uncertain tax provision	—	—	(4)
Foreign income tax provision (benefit)	5	3	(3)
Total	$36	$26	$(91)
Cash taxes activity included a net payment of $12 million in 2023, and a net refund of $19 million and $34 million in 2022 and 2021, respectively.
Our unrecognized tax benefits remained unchanged at $1 million for each of the years ended December 31, 2023 and 2022. All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision (benefit) calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision (benefit) recorded each year.
As of December 31, 2023, the tax years that remain subject to examination by major tax jurisdictions generally include 2020-2023. There were no material interest or penalties recorded for the years ended December 31, 2023, 2022 and 2021.

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
Ground Leases
As of December 31, 2023, all or a portion of 19 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 74% of our 2023 minimum lease payments and 96% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 5.7%.
Office Leases and Other
We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as a satellite office in Miami, which lease expires in 2025, with no renewal options.
We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten-year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $1.1 million and $1.6 million as of December 31, 2023 and 2022, respectively. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment, which may be accounted for either as operating or finance leases, depending upon the characteristics of the particular lease arrangement. Our finance leases total less than $1 million at December 31, 2023 and 2022.
The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$42	$41	$43
Variable lease cost	35	27	7
Sublease income	(1)	(1)	(1)
Total lease cost	$76	$67	$49

Other information
Operating cash flows used for operating leases	$42	$41	$43
Weighted-average remaining lease term - operating leases	46 years	47 years	48 years
Weighted-average discount rate - operating leases	5.3%	5.3%	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the total amount of lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2023 (in millions):

	As of December 31, 2023
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	3.7%	5.3%
2024	$31	$7	$38
2025	31	6	37
2026	31	6	37
2027	31	5	36
2028	31	5	36
Thereafter	1,343	38	1,381
Total undiscounted cash flows	$1,498	$67	$1,565

Present values
Long-term lease liabilities	$511	$52	$563
Total lease liabilities	$511	$52	$563
Difference between undiscounted cash flows and discounted cash flows	$987	$15	$1,002
Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $2.4 million that are payable to us under non-cancelable subleases.
9.    Employee Stock Plans
Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.
Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2020 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2023, there were approximately three million shares of Host Inc.’s common stock reserved and available for issuance under the 2020 Comprehensive Plan.
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
During 2023, 2022 and 2021, we recorded stock-based compensation expense of approximately $30 million, $26 million and $18 million, respectively. Shares granted in 2023, 2022 and 2021 totaled 1.8 million, 1.8 million and 3.0 million, respectively, while 2.3 million, 1.5 million and 1.1 million shares, respectively, vested during those years.
Senior Executive Plan
During 2023, Host Inc. granted 1.6 million RSU awards under the 2020 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2023 through 2025 if performance is at the “high” level of achievement and, for time-based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 2.6 million RSUs were unvested at December 31, 2023. Total unrecognized compensation expense related to unvested RSU awards that vest through 2025 is approximately $19 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSU awards
Vesting of RSUs awarded in 2023 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our Adjusted EBITDAre performance. Approximately 25% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 37.5% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Equity Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three-year performance period; and the remaining 37.5% are based on Adjusted EBITDAre performance and vest following a three-year performance period. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.
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

	NAREIT Lodging & Resorts Index
	2023 Award Grants	2022 Award Grants
Grant date stock price	$18.55	$18.45
Volatility	49.2%	45.0%
Beta	0.695	0.667
Risk-free rate - three year award	4.08%	1.61%
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
The payout schedule for the TSR awards is as follows, with linear interpolation for points between the 30th and 75th percentiles:

TSR Percentile Ranking	Payout (% of Maximum)
At or above 75th percentile	100%
50th percentile	50%
30th percentile	25%
Below 30th percentile	—%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2023, 2022 and 2021, we recorded compensation expense of approximately $27 million, $23 million and $16 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2023:

	Year ended December 31,
	2023		2022		2021
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	3.4	$15	3.2	$12	1.6	$10
Granted	1.6	16	1.6	17	2.7	14
Vested (1)	(2.2)	19	(1.3)	16	(0.9)	17
Forfeited/expired	(0.2)	19	(0.1)	16	(0.2)	17
Balance, at end of year	2.6	17	3.4	15	3.2	12
Issued in calendar year ⁽²⁾	0.7	16	0.5	17	0.6	15
___________
(1)Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.7 million shares issued in 2023 include shares vested at December 31, 2022, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $11 million, $8 million and $7 million for 2023, 2022 and 2021, respectively.
Other Stock Plans
In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three-years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2023, 2022 and 2021, we granted a total of 0.2 million shares, 0.2 million shares and 0.3 million shares, respectively, under these two programs and recorded compensation expense of approximately $3 million, $3 million and $2 million, respectively.
10.    Profit Sharing and Post-employment Benefit Plans
We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2023.
11.    Dispositions
We disposed of one hotel in 2023, four hotels in 2022, and six hotels in 2021, and recorded aggregate gains on sale of approximately $69 million, $18 million, and $305 million, respectively. The gain on sale of assets is included in other gains on the statement of operations.
In conjunction with the sale The Camby, Autograph Collection in 2023, we provided a $72 million loan to the buyer. The loan has an initial interest rate equal to Term SOFR plus 425 basis points and an initial scheduled maturity date of June 10, 2025, which date may be extended to March 10, 2026. Up to an additional $12 million in funding is available to the buyer under the loan for property improvement plan financing not to exceed a 65% loan to cost ratio. As of December 31, 2023, none of the additional funding has been borrowed. The outstanding loan is included in Notes Receivable on our balance sheets.
In connection with the sales of the Sheraton Boston Hotel and Sheraton New York Times Square Hotel in 2022, we provided loans to the buyers for $163 million and $250 million, respectively. These loans were repaid during 2023.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    Acquisitions
On November 1, 2022, we acquired the 125-room Four Seasons Resort and Residences Jackson Hole for a total purchase price of $315 million.
During 2021, we acquired the following assets:
•the 448-room Hyatt Regency Austin for $161 million;
•the 444-room Four Seasons Resort Orlando at Walt Disney World® Resort for $610 million;
•the Royal Ka'anapali and Ka'anapali Kai golf courses, adjacent to the Hyatt Regency Maui hotel, for $28 million;
•the 200-room Baker's Cay Resort Key Largo, Curio Collection by Hilton, for $200 million;
•a 223-room luxury downtown Houston hotel, subsequently rebranded as The Laura Hotel, as part of the Autograph Collection by Marriott, for $65 million;
•the 59-room Alila Ventana Big Sur for $150 million;
•the 173-room Alida, Savannah, a Tribute Portfolio Hotel, for $103 million; and
•the 319-room Hotel Van Zandt for $246 million, including $4 million for the FF&E replacement funds; in connection with the acquisition of the Hotel Van Zandt, we assumed a $102 million mortgage loan with a fair value of $105 million.
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

	December 31, 2023		December 31, 2022
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$72	$73	$413	$404
Financial liabilities
Senior notes (Level 1)	3,120	2,915	3,115	2,768
Credit facility (Level 2)	989	1,000	994	1,000
Mortgage debt (Level 2)	100	86	102	95
14.    Relationship with Marriott International
We have entered into various agreements with Marriott, including those for the management or franchise of approximately 62% of our hotels (as measured by revenues) and certain limited administrative services.
In 2023, 2022 and 2021, we paid Marriott $168 million, $136 million and $53 million, respectively, of hotel management fees and approximately $8.1 million, $7.7 million, and $4.4 million, respectively, of franchise fees.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
15.    Hotel Management Agreements and Operating and License Agreements
All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent approximately 62% and 20% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.
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
In addition to any performance-based or other termination rights, we have negotiated specific termination rights related to specific agreements. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; and termination without sale or other condition, which may require the payment of a fee.
16.    Geographic and Business Segment Information
We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our foreign operations consist of hotels in two countries as of December 31, 2023. There were

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2023		2022		2021
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,219	$9,556	$4,836	$9,678	$2,866	$9,919
Brazil	22	35	17	33	8	30
Canada	70	33	54	37	16	45
Total	$5,311	$9,624	$4,907	$9,748	$2,890	$9,994
17.    Legal Proceedings, Guarantees and Contingencies
Various legal proceedings arise in the ordinary course of our business regarding the operation of our hotels and company matters. To the extent not covered by insurance, these lawsuits generally fall into the following broad categories: disputes involving hotel-level contracts, employment litigation, compliance with laws such as the Americans with Disabilities Act, tax disputes and other general matters. Under our management agreements, our operators have broad latitude to resolve individual hotel-level claims for amounts generally less than $150,000. However, for matters exceeding such threshold, our operators may not settle claims without our consent.
Based on our analysis of legal proceedings with which the Company and our hotel managers are currently involved or of which we are aware and the resolution of similar claims in the past, we have recorded immaterial accruals as of December 31, 2023 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.
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
Our current estimate of the book value of the property and equipment written off and remediation costs is approximately $130 million, for which we recorded a corresponding insurance receivable. As of December 31, 2023, we have received $213 million of insurance proceeds related to these claims, of which $130 million reduced our receivable to zero, and, in 2023, $80 million was recognized as a gain on business interruption, and $3 million was recognized as a gain on property insurance, which are both included in gain on insurance settlements on our consolidated statements of operations.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B. Other Information
During the three months ended December 31, 2023, no director or officer of Host Inc. adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2024 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I. “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.
The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”
We have adopted a Code of Business Conduct and Ethics that applies to all directors and employees, including our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other employees who perform financial or accounting functions. The Code is available at the Corporate Governance section of our website at www.hosthotels.com. A copy of the Code is available in print, free of charge, to stockholders and unitholders upon request to the company at the address set forth in Item 1. of this Annual Report under the section “Business—Where to Find Additional Information.” We intend to satisfy the disclosure requirements under the Securities and Exchange Act of 1934, as amended, regarding an amendment to or waiver from a provision of our Code of Business Conduct and Ethics by posting such information on our web site.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation" (except for the section within "Executive Officer Compensation" entitled "Pay versus Performance" which shall not be incorporated by reference), “Director Compensation,” “Corporate Governance and Board Matters—Culture and Compensation Committee Interlocks and Insider Participation” and “Culture and Compensation Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)LIST OF DOCUMENTS FILED AS PART OF THIS REPORT
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
(b)EXHIBITS
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
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
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

10.11
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for performance objectives based vesting awards (incorporated by reference to Exhibit 10.12 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 4, 2023).

10.12
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2020 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.11 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 4, 2023).

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

97.	Policy Relating to Recovery of Erroneously Awarded Compensation

97.1*	Host Hotels & Resorts, Inc. Policy for Recovery of Erroneously Awarded Compensation

99.	Additional Exhibit

99.1*	Ground Lease Summary

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document.	Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document.	Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document.	Submitted electronically with this report.

104	Cover Page Interactive Data File	(embedded within the Inline XBRL document) submitted under Exhibit 101.
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2023 and December 31, 2022, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income (Loss) for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2023, 2022 and 2021, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.
_____________________________________
*Filed or furnished herewith.
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

HOST HOTELS & RESORTS, INC.

Date: February 28, 2024	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 28, 2024
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2024
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 28, 2024
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 28, 2024

Herman E. Bulls
	Director	February 28, 2024
/s/ DIANA M. LAING
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 28, 2024
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 28, 2024
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 28, 2024
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 28, 2024
A. William Stein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

Date: February 28, 2024	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 28, 2024
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2024
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 28, 2024
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 28, 2024
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 28, 2024
Herman E. Bulls

/s/ DIANA M. LAING	Director	February 28, 2024
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 28, 2024
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 28, 2024
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 28, 2024
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 28, 2024
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in millions)

		Initial Cost				Gross Amount at December 31, 2023
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hotels:
1 Hotel South Beach	$—	$182	$443	$19	$—	$182	$462	$644	$80	—	2019	34
AC Hotel Scottsdale North	—	4	31	—	—	4	31	35	4	2020	—	31
Alila Ventana Big Sur	—	40	104	3	—	40	107	147	9	—	2021	31
Andaz Maui at Wailea Resort	—	151	255	62	—	151	317	468	52	—	2018	38
Axiom Hotel	—	36	38	42	—	36	80	116	29	—	2014	33
Baker's Cay Resort Key Largo, Curio Collection by Hilton	—	80	117	2	—	80	119	199	10	—	2021	33
Boston Marriott Copley Place	—	—	203	102	—	—	305	305	170	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	48	(4)	5	62	67	52	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	59	—	—	112	112	83	—	1997	40
Denver Marriott Tech Center	—	6	26	85	—	6	111	117	89	—	1994	40
Denver Marriott West	—	—	12	19	—	—	31	31	28	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	20	—	—	106	106	59	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	161	—	55	455	510	202	—	2004	40
Four Seasons Resort Orlando at Walt Disney World® Resort	—	91	510	17	—	91	527	618	46	—	2021	37
Four Seasons Resort and Residences Jackson Hole	—	59	245	2	—	59	247	306	11	—	2022	32
Gaithersburg Marriott Washingtonian Center	—	7	22	15	—	7	37	44	30	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	34	—	8	122	130	84	—	1998	40
Grand Hyatt San Francisco	—	52	331	5	—	52	336	388	67	—	2018	34
Grand Hyatt Washington	—	154	247	46	—	154	293	447	137	—	2012	33
Hilton Singer Island Oceanfront/Palm Beaches Resort	—	2	10	24	—	2	34	36	29	—	1994	40
Hotel Van Zandt	100	58	179	1	—	58	180	238	12	—	2021	34
Houston Airport Marriott at George Bush Intercontinental	—	—	10	94	—	—	104	104	95	—	1984	40
Houston Marriott Medical Center/Museum District	—	—	19	47	—	—	66	66	52	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	12	—	12	132	144	47	—	2013	34
Hyatt Regency Austin	—	19	139	2	—	19	141	160	14	—	2021	33
Hyatt Regency Coconut Point Resort and Spa	—	33	185	21	—	33	206	239	40	—	2018	36

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2023
(in millions)

		Initial Cost				Gross Amount at December 31, 2023
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hyatt Regency Maui Resort and Spa	—	92	212	161	—	81	384	465	211	—	2003	40
Hyatt Regency Reston	—	11	78	34	—	12	111	123	75	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	112	—	20	227	247	161	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	51	—	40	281	321	150	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	41	—	16	62	78	44	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	5	(30)	4	13	17	6	—	2010	40
JW Marriott Houston by The Galleria	—	4	26	59	—	6	83	89	60	—	1994	40
JW Marriott Washington, D.C.	—	26	98	73	—	26	171	197	124	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	76	—	—	624	624	302	—	2011	35
Marina del Rey Marriott	—	—	13	46	—	—	59	59	39	—	1995	40
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	38	(2)	—	63	63	48	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	420	—	—	622	622	437	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	93	—	38	120	158	68	—	1998	40
Minneapolis Marriott City Center	—	34	27	50	—	35	76	111	61	—	1995	40
New Orleans Marriott	—	16	96	161	—	16	257	273	201	—	1996	40
New York Marriott Downtown	—	19	79	56	—	19	135	154	99	—	1997	40
New York Marriott Marquis	—	49	552	130	—	49	682	731	591	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	49	—	—	79	79	70	—	1984	40
Orlando World Center Marriott	—	18	157	509	—	29	655	684	394	—	1997	40
Philadelphia Airport Marriott	—	—	42	26	—	—	68	68	50	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(34)	9	18	27	7	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	117	—	—	203	203	128	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	41	—	6	86	92	67	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	35	—	6	55	61	45	—	1994	40
San Francisco Marriott Marquis	—	—	278	210	—	—	488	488	369	—	1989	40
Santa Clara Marriott	—	—	39	84	—	—	123	123	104	—	1989	40
Sheraton Parsippany Hotel	—	8	30	18	—	8	48	56	35	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2023
(in millions)

		Initial Cost				Gross Amount at December 31, 2023
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Swissôtel Chicago	—	29	132	100	—	30	231	261	143	—	1998	40
Tampa Airport Marriott	—	—	9	29	—	—	38	38	34	—	1971	40
The Alida, Savannah, a Tribute Portfolio Hotel	—	6	96	—	—	6	96	102	6	—	2021	36
The Don CeSar	—	46	158	40	—	46	198	244	54	—	2017	34
The Laura Hotel	—	9	55	1	—	9	56	65	5	—	2021	33
The Logan	—	26	60	76	—	27	135	162	98	—	1998	40
The Phoenician, A Luxury Collection Resort	—	59	307	112	—	58	420	478	167	—	2015	32
The Ritz-Carlton Naples, Tiburón	—	22	10	105	—	22	115	137	65	2002	—	40
The Ritz-Carlton, Amelia Island	—	25	115	106	—	25	221	246	142	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	41	—	—	93	93	71	—	1997	40
The Ritz-Carlton, Naples	—	19	126	427	—	21	551	572	247	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	52	—	—	141	141	92	—	1998	40
The St. Regis Houston	—	6	33	24	—	6	57	63	35	—	2006	40
The Westin Chicago River North	—	33	116	26	—	33	142	175	57	—	2010	40
The Westin Cincinnati	—	—	54	23	—	—	77	77	43	—	2006	40
The Westin Denver Downtown	—	—	89	53	—	—	142	142	62	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	29	—	16	109	125	54	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	44	—	100	324	424	149	—	2006	40
The Westin Seattle	—	39	175	51	—	39	226	265	118	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	66	—	2006	40
The Westin Waltham Boston	—	9	59	23	—	9	82	91	46	—	2006	40
W Seattle	—	11	125	15	—	11	140	151	67	—	2006	40
Washington Marriott at Metro Center	—	20	24	43	—	20	67	87	47	—	1994	40
Total hotels:	100	1,962	9,225	5,083	(70)	1,952	14,248	16,200	7,345
Other properties, each less than 5% of total	—	29	1	4	—	29	5	34	2	—	Various	40
TOTAL	$100	$1,991	$9,226	$5,087	$(70)	$1,981	$14,253	$16,234	$7,347
___________
(1)Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES
HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2023
(in millions)
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows:

Balance at December 31, 2020	$15,642
Additions:
Acquisitions	1,563
Capital expenditures and transfers from construction-in-progress	231
Deductions:
Dispositions and other	(954)
Assets held for sale	(444)
Impairments	(92)
Balance at December 31, 2021	15,946
Additions:
Acquisitions	303
Capital expenditures and transfers from construction-in-progress	314
Deductions:
Dispositions and other	(694)
Balance at December 31, 2022	15,869
Additions:
Capital expenditures and transfers from construction-in-progress	540
Deductions:
Dispositions and other	(175)
Balance at December 31, 2023	$16,234

SCHEDULE III

(B)The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2023, 2022 and 2021 is as follows:

Balance at December 31, 2020	$6,809
Depreciation and amortization	554
Dispositions and other	(555)
Assets held for sale	(182)
Balance at December 31, 2021	6,626
Depreciation and amortization	550
Dispositions and other	(300)
Balance at December 31, 2022	6,876
Depreciation and amortization	573
Dispositions and other	(102)
Balance at December 31, 2023	$7,347
(C)The aggregate cost of real estate for federal income tax purposes is approximately $10,255 million at December 31, 2023.
(D)The total cost of properties excludes construction-in-progress assets.