Form 10-Q
period 2024-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2024-05-03
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2024
OR
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
As of May 3, 2024, there were 705,044,134 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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
This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Explanatory Note.”
i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2024 and December 31, 2023
(in millions, except share and per share amounts)

	March 31, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$9,565	$9,624
Right-of-use assets	551	550
Due from managers	158	128
Advances to and investments in affiliates	147	126
Furniture, fixtures and equipment replacement fund	231	217
Notes receivable	72	72
Other	391	382
Cash and cash equivalents	1,349	1,144
Total assets	$12,464	$12,243

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,121	$3,120
Credit facility, including the term loans of $997	1,290	989
Mortgage and other debt	99	100
Total debt	4,510	4,209
Lease liabilities	564	563
Accounts payable and accrued expenses	237	408
Due to managers	37	64
Other	176	173
Total liabilities	5,524	5,417

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	200	189

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 705.0 million shares and 703.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,514	7,535
Accumulated other comprehensive loss	(73)	(70)
Deficit	(712)	(839)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,736	6,633
Non-redeemable non-controlling interests—other consolidated partnerships	4	4
Total equity	6,740	6,637
Total liabilities, non-controlling interests and equity	$12,464	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2024 and 2023
(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2024	2023
REVENUES
Rooms	$853	$820
Food and beverage	473	431
Other	145	130
Total revenues	1,471	1,381
EXPENSES
Rooms	202	193
Food and beverage	295	269
Other departmental and support expenses	334	315
Management fees	69	65
Other property-level expenses	104	91
Depreciation and amortization	180	169
Corporate and other expenses	27	31
Gain on insurance settlements	(31)	—
Total operating costs and expenses	1,180	1,133
OPERATING PROFIT	291	248
Interest income	18	14
Interest expense	(47)	(49)
Other gains	—	69
Equity in earnings of affiliates	8	7
INCOME BEFORE INCOME TAXES	270	289
Benefit for income taxes	2	2
NET INCOME	272	291
Less: Net income attributable to non-controlling interests	(4)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$268	$287
Basic earnings per common share	$0.38	$0.40
Diluted earnings per common share	$0.38	$0.40

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Quarter ended March 31, 2024 and 2023
(unaudited, in millions)

	Quarter ended March 31,
	2024	2023
NET INCOME	$272	$291
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(3)	2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	2
COMPREHENSIVE INCOME	269	293
Less: Comprehensive income attributable to non-controlling interests	(4)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$265	$289
`

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2024 and 2023
(unaudited, in millions)

	Quarter ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$272	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	169
Amortization of finance costs, discounts and premiums, net	2	2
Loss on extinguishment of debt	—	4
Stock compensation expense	6	7
Other gains	—	(69)
Gain on property insurance settlement	(21)	—
Equity in earnings of affiliates	(8)	(7)
Change in due from/to managers	(58)	(88)
Distributions from investments in affiliates	3	7
Property insurance proceeds - remediation costs	—	31
Payments for inventory costs	(6)	—
Changes in other assets	8	3
Changes in other liabilities	(13)	(42)
Net cash provided by operating activities	365	308

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	35
Advances to and investments in affiliates	(18)	(18)
Capital expenditures:
Renewals and replacements	(70)	(95)
Return on investment	(33)	(51)
Property insurance proceeds	21	24
Net cash used in investing activities	(100)	(105)

FINANCING ACTIVITIES
Financing costs	—	(10)
Draws on credit facility	300	—
Debt extinguishment costs	—	(3)
Common stock repurchases	—	(50)
Dividends on common stock	(316)	(228)
Distributions and payments to non-controlling interests	(5)	(3)
Other financing activities	(23)	(14)
Net cash used in financing activities	(44)	(308)
Effects of exchange rate changes on cash held	(2)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	219	(104)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,582	$770

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$1,349	$563
Restricted cash (included in other assets)	2	4
Cash included in furniture, fixtures and equipment replacement fund	231	203
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,582	$770
The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2024	2023
Total interest paid	$39	$40
Income taxes paid (refunds received)	$2	$(1)
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of The Camby, Autograph Collection in March 2023, we issued a $72 million loan to the buyer. The proceeds received from the sales are net of the loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2024 and December 31, 2023
(in millions)

	March 31, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$9,565	$9,624
Right-of-use assets	551	550
Due from managers	158	128
Advances to and investments in affiliates	147	126
Furniture, fixtures and equipment replacement fund	231	217
Notes receivable	72	72
Other	391	382
Cash and cash equivalents	1,349	1,144
Total assets	$12,464	$12,243

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,121	$3,120
Credit facility, including the term loans of $997	1,290	989
Mortgage and other debt	99	100
Total debt	4,510	4,209
Lease liabilities	564	563
Accounts payable and accrued expenses	237	408
Due to managers	37	64
Other	176	173
Total liabilities	5,524	5,417

Limited partnership interests of third parties	200	189

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,808	6,702
Accumulated other comprehensive loss	(73)	(70)
Total Host Hotels & Resorts, L.P. capital	6,736	6,633
Non-controlling interests—consolidated partnerships	4	4
Total capital	6,740	6,637
Total liabilities, limited partnership interests of third parties and capital	$12,464	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2024 and 2023
(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2024	2023
REVENUES
Rooms	$853	$820
Food and beverage	473	431
Other	145	130
Total revenues	1,471	1,381
EXPENSES
Rooms	202	193
Food and beverage	295	269
Other departmental and support expenses	334	315
Management fees	69	65
Other property-level expenses	104	91
Depreciation and amortization	180	169
Corporate and other expenses	27	31
Gain on insurance settlements	(31)	—
Total operating costs and expenses	1,180	1,133
OPERATING PROFIT	291	248
Interest income	18	14
Interest expense	(47)	(49)
Other gains	—	69
Equity in earnings of affiliates	8	7
INCOME BEFORE INCOME TAXES	270	289
Benefit for income taxes	2	2
NET INCOME	272	291
Less: Net income attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$272	$291
Basic earnings per common unit	$0.39	$0.41
Diluted earnings per common unit	$0.39	$0.41

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Quarter ended March 31, 2024 and 2023
(unaudited, in millions)

	Quarter ended March 31,
	2024	2023
NET INCOME	$272	$291
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Foreign currency translation and other comprehensive income of unconsolidated affiliates	(3)	2
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(3)	2
COMPREHENSIVE INCOME	269	293
Less: Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$269	$293

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2024 and 2023
(unaudited, in millions)

	Quarter ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$272	$291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	180	169
Amortization of finance costs, discounts and premiums, net	2	2
Loss on extinguishment of debt	—	4
Stock compensation expense	6	7
Other gains	—	(69)
Gain on property insurance settlement	(21)	—
Equity in earnings of affiliates	(8)	(7)
Change in due from/to managers	(58)	(88)
Distributions from investments in affiliates	3	7
Property insurance proceeds - remediation costs	—	31
Payments for inventory costs	(6)	—
Changes in other assets	8	3
Changes in other liabilities	(13)	(42)
Net cash provided by operating activities	365	308

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	35
Advances to and investments in affiliates	(18)	(18)
Capital expenditures:
Renewals and replacements	(70)	(95)
Return on investment	(33)	(51)
Property insurance proceeds	21	24
Net cash used in investing activities	(100)	(105)

FINANCING ACTIVITIES
Financing costs	—	(10)
Draws on credit facility	300	—
Debt extinguishment costs	—	(3)
Repurchase of common OP units	—	(50)
Distributions on common OP units	(320)	(231)
Distributions and payments to non-controlling interests	(1)	—
Other financing activities	(23)	(14)
Net cash used in financing activities	(44)	(308)
Effects of exchange rate changes on cash held	(2)	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	219	(104)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,582	$770

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$1,349	$563
Restricted cash (included in other assets)	2	4
Cash included in furniture, fixtures and equipment replacement fund	231	203
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,582	$770
The following table presents cash paid (received) for the following:

	Quarter ended March 31,
	2024	2023
Total interest paid	$39	$40
Income taxes paid (refunds received)	$2	$(1)
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of The Camby, Autograph Collection in March 2023, we issued a $72 million loan to the buyer. The proceeds received from the sales are net of the loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2024, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of March 31, 2024, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	72
Brazil	3
Canada	2
Total	77
2.    Summary of Significant Accounting Policies
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2023.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2024, and the results of our operations and cash flows for the quarter ended March 31, 2024 and 2023, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
Four of the partnerships in which we own an interest are considered variable interest entities ("VIEs"), as the general partner of these partnerships maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of the limited partner interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and two unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 21%. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

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

	Quarter ended March 31,
	2024	2023
Net income	$272	$291
Less: Net income attributable to non-controlling interests	(4)	(4)
Net income attributable to Host Inc.	$268	$287

Basic weighted average shares outstanding	704.0	713.4
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.5	1.5
Diluted weighted average shares outstanding	705.5	714.9
Basic earnings per common share	$0.38	$0.40
Diluted earnings per common share	$0.38	$0.40
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2024	2023
Net income	$272	$291
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to Host L.P.	$272	$291

Basic weighted average units outstanding	698.7	708.3
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.5	1.5
Diluted weighted average units outstanding	700.2	709.8
Basic earnings per common unit	$0.39	$0.41
Diluted earnings per common unit	$0.39	$0.41
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
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2024	2023
Florida Gulf Coast	$168	$96
Orlando	142	141
San Diego	136	125
Phoenix	120	129
Maui/Oahu	115	126
San Francisco/San Jose	106	100
Miami	84	83
Washington, D.C. (Central Business District)	80	76
New York	72	70
Houston	41	37
San Antonio	35	36
Los Angeles/Orange County	33	34
Jacksonville	31	31
New Orleans	31	29
Boston	30	29
Austin	23	25
Northern Virginia	22	19
Chicago	21	19
Seattle	19	18
Denver	19	14
Philadelphia	17	17
Atlanta	17	18
Other	90	90
Domestic	1,452	1,362
International	19	19
Total	$1,471	$1,381

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2024	December 31, 2023
Land and land improvements	$1,981	$1,981
Buildings and leasehold improvements	14,347	14,253
Furniture and equipment	2,357	2,331
Construction in progress	234	237
	18,919	18,802
Less accumulated depreciation and amortization	(9,354)	(9,178)
	$9,565	$9,624
6.    Debt
Credit Facility. During the first quarter, we drew $300 million on the revolver portion of our credit facility. As of March 31, 2024, we had $1.2 billion of available capacity under the revolver portion of our credit facility.

7.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	268	—	268	4
Issuance of common stock for comprehensive stock plans, net	—	(12)	—	—	—	(12)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Changes in ownership and other	—	(9)	—	—	1	(8)	9
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Balance, March 31, 2024	$7	$7,514	$(73)	$(712)	$4	$6,740	$200

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Deficit)	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	287	—	287	4
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Dividends declared on common stock	—	—	—	(87)	—	(87)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Other comprehensive income	—	—	2	—	—	2	—
Balance, March 31, 2023	$7	$7,663	$(73)	$(739)	$5	$6,863	$167
Capital of Host L.P.
As of March 31, 2024, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	268	—	—	268	4
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(12)	—	—	(12)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Changes in ownership and other	—	(9)	—	1	(8)	9
Other comprehensive loss	—	—	(3)	—	(3)	—
Balance, March 31, 2024	$1	$6,808	$(73)	$4	$6,740	$200

	General Partner	Limited Partner	Accumulated Other Comprehensive Income (Loss)	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	287	—	—	287	4
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Distributions declared on common OP units	—	(87)	—	—	(87)	(1)
Other comprehensive income	—	—	2	—	2	—
Balance, March 31, 2023	$1	$6,930	$(73)	$5	$6,863	$167
Share Repurchases
As of March 31, 2024, there was $792 million available for repurchase under our common share repurchase program. There were no share repurchases during the first quarter of 2024.
Issuance of Common Stock
As of March 31, 2024, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during the first quarter of 2024.
Dividends/Distributions
On February 21, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2024 to stockholders of record as of March 28, 2024. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	March 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$72	$73	$72	$73
Financial liabilities
Senior notes (Level 1)	3,121	2,903	3,120	2,915
Credit facility (Level 2)	1,290	1,300	989	1,000
Mortgage debt (Level 2)	99	87	100	86

9.    Geographic Information
We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2024. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31, 2024	December 31, 2023
	2024	2023
United States	$1,452	$1,362	$9,500	$9,556
Brazil	6	6	34	35
Canada	13	13	31	33
Total	$1,471	$1,381	$9,565	$9,624
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
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	March 31, 2024	December 31, 2023
Common OP units outstanding (millions)	9.5	9.5
Market price per Host Inc. common share	$20.68	$19.47
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$200	$189
Historical cost (millions)	94	93
Book value (millions) ⁽¹⁾	200	189
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the balance sheets consists of the third party partnership interest of one majority-owned partnership.
11.    Contingencies
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
Our current estimate of the book value of the property and equipment written off and remediation costs is approximately $130 million, for which we recorded a corresponding insurance receivable. As of March 31, 2024, we have received $244 million of insurance proceeds related to these claims, of which $130 million reduced our receivable to zero and, during the first quarter, $10 million of these proceeds were recognized as a gain on business interruption and $21 million was recognized as a gain on property insurance, which are both included in gain on insurance settlements on our unaudited condensed consolidated statements of operations. Subsequent to quarter end, we received an additional $19 million of insurance proceeds.
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
Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2024 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
13.    Subsequent Events
Subsequent to quarter end, the following transactions were completed:
•we repaid our $400 million 3⅞% Series G senior notes at maturity on April 1, 2024;
•we acquired the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for a total purchase price of $530 million on April 15, 2024; and
•an additional draw of $65 million on the revolver portion of our credit facility, followed by a $150 million repayment on the facility, after which we have $1.3 billion available under our capacity.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the recent high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023, weather events, such as Hurricane Ian in 2022, pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 and in other filings with the Securities and Exchange Commission (“SEC”). Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2024	2023		Change
Total revenues	$1,471	$1,381		6.5%
Net income	272	291		(6.5%)
Operating profit	291	248		17.3%
Operating profit margin under GAAP	19.8%	18.0%	180	bps
EBITDAre⁽¹⁾	$504	$444		13.5%
Adjusted EBITDAre⁽¹⁾	483	444		8.8%
Diluted earnings per common share	0.38	0.40		(5.0%)
NAREIT FFO per diluted share⁽¹⁾	0.60	0.54		11.1%
Adjusted FFO per diluted share⁽¹⁾	0.60	0.55		9.1%

Comparable Hotel Data:
	Quarter ended March 31,
	2024	2023	Change
Comparable hotel revenues ⁽¹⁾	$1,398	$1,375	1.7%
Comparable hotel EBITDA ⁽¹⁾	435	448	(2.9%)
Comparable hotel EBITDA margin ⁽¹⁾	31.2%	32.6%	(140)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$369.58	$367.56	0.5%
Comparable hotel RevPAR ⁽¹⁾	215.37	218.08	(1.2%)
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 76 comparable hotels as of March 31, 2024 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $90 million, or 6.5%, as compared to the first quarter of 2023 driven by strong group business leading to increases in food and beverage revenues, in addition to improvements in other revenues. First quarter also benefited from the results of The Ritz-Carlton, Naples, which was closed in the first half of 2023.
Comparable hotel RevPAR decreased 1.2% and comparable hotel Total RevPAR increased 0.5%, compared to the first quarter of 2023. The decline in comparable hotel RevPAR was due to a decrease in average rates, as occupancy remained flat to 2023, while comparable hotel Total RevPAR benefited from an increase in food and beverage and other revenues. Downtown markets continued to perform well, fueled by group business, however improvements were offset due to the continuing impacts of the August 2023 wildfires in Maui and softening short term leisure demand, primarily impacting our resort properties in locations that also faced poor weather conditions in the first quarter of 2024.
Comparable hotel Total RevPAR in our Denver, Northern Virginia, and Houston markets led the portfolio with increases of 39.1%, 17.8% and 10.4%, respectively, in the first quarter, primarily due to rate and occupancy growth driven by strong group and leisure demand. Hotels in our San Diego market, one of our larger markets by room count, also outperformed our portfolio with a comparable hotel Total RevPAR increase of 7.3%, with rate increases driven by strong group performance, while our San Francisco/San Jose market outperformed with comparable hotel Total RevPAR growth of 4.8%, with a very strong January due to convention events. These strong performances were offset by comparable hotel

Total RevPAR declines at several of our resort-focused markets, in addition to declines in our Austin, Atlanta and Los Angeles/Orange County markets of 9.8%, 6.1% and 5.3%, respectively. The declines were driven primarily by a decline in short-term transient demand, primarily due to poor weather conditions in several markets, as well as difficult comparisons to the first quarter of 2023. In addition, comparable hotel Total RevPAR at our Maui/Oahu market declined by 9.8% due to the continuing impacts of Maui wildfires in August 2023.
Operating profit
For the first quarter of 2024, operating profit margin under GAAP was 19.8%, representing a 180 basis point improvement to 2023, primarily due to the insurance gains recognized in the first quarter. Comparable hotel EBITDA margin was 31.2%, a decrease of 140 basis points compared to the same period in 2023, reflecting increases in wages and insurance expenses.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income decreased $19 million for the quarter, primarily due to a decline in gain on asset sales, partially offset by gains on insurance settlements recognized in the first quarter. These changes led to a decrease in diluted earnings per share of $0.02, or 5.0%, for the quarter. Adjusted EBITDAre, which excludes gain on sale of assets, among other items, increased $39 million to $483 million. Adjusted FFO per diluted share increased $0.05 to $0.60 for the first quarter, reflecting the increase in Adjusted EBITDAre, partially offset by an increase in interest expense (excluding debt extinguishment costs) which is included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
While there were portfolio-specific challenges in the first quarter of 2024, we continue to see economic conditions conducive to year-over-year growth for the lodging industry. First quarter headwinds included the evolving nature of demand at our Maui properties, unseasonable weather conditions in several of our markets, and difficult comparisons to a very strong first quarter of 2023. Although inflation has surprised to the upside in the first quarter, it has moderated substantially over the past year, while unemployment remains at very low levels, and consumer spending remains strong. However, the Federal Reserve has maintained its stance of a tight monetary policy, and expectations of rate cuts have been pushed further out. In addition, other risks to economic growth remain, including geopolitical instability throughout the globe, volatile oil prices and the uncertainty surrounding presidential elections both in the U.S. and abroad. As a result, while the overall expectation of a recession has moderated, a slowdown in economic growth is anticipated. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 2.4% for 2024, down slightly from 2.5% growth in 2023, and business investment growth is also anticipated to slow over the coming quarters, expected to average 2.4% for 2024.
Overall, hotel supply growth is anticipated to remain below the long-term historical average in 2024, although we expect to see above-average growth in a few markets where our hotels are located, such as New York and Austin. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the new project pipeline will remain suppressed until macroeconomic concerns moderate and interest rates decline.
At the same time, demand patterns have normalized from the outsized impact of the pandemic on our industry, particularly in luxury and upper upscale hotels in top U.S. markets where our hotels are located. The majority of our urban markets are closing the gap to pre-pandemic levels, reflecting increases in group business and a gradual recovery in business transient and international demand. Further, while average rates have moderated from post-pandemic highs at our resorts, they remain elevated compared to pre-pandemic levels. However, there are signs of softening short term leisure demand and transient demand has recovered more slowly in certain markets, such as San Francisco and Seattle. In addition, the impact from the wildfires on the Maui market, one of our largest markets by revenues, has created challenges for anticipating performance levels in the coming months as the community continues to rebuild.
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2024 will be between 2.0% and 4.0%. However, the range of potential outcomes on the economy and the lodging industry specifically remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, and escalating geopolitical conflicts. Additionally, following the collapse of a portion of Highway 1 in California in March 2024, Alila Ventana Big Sur is temporarily closed to guests. The hotel will be removed from our comparable hotel set beginning in the second quarter of 2024.

As noted above, the current outlook for the lodging industry remains uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.
Strategic Initiatives
Acquisitions. Subsequent to quarter end, we acquired the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for a total purchase price of $530 million. The hotels comprise a two-hotel complex featuring seven food and beverage outlets, a spa, two fitness centers, a yoga studio and 33,000 square feet of shared meeting space.
Financing Transactions. During the first quarter, we drew $300 million under the revolver portion of our credit facility. Subsequent to quarter end, we had net repayments of $85 million under the revolver, resulting in remaining available capacity of $1.3 billion under the revolver portion of our credit facility. Additionally, subsequent to quarter end, we repaid the $400 million of 3⅞% Series G senior notes at maturity.
Capital Projects. During the first quarter of 2024, we spent approximately $33 million on return on investment ("ROI") capital projects, $58 million on renewal and replacement projects, and $12 million on hurricane restoration work. This included our continuing restoration efforts following Hurricane Ian, for which we estimate the total property reconstruction and remediation costs, including significant enhancements, to be approximately $300 million to $320 million, of which approximately 30% relates to remediation costs. As of May 1, 2024, we have received total insurance proceeds of $263 million out of the expected potential insurance recovery of approximately $310 million related to our Hurricane Ian claims, of which $10 million has been recognized as business interruption proceeds in the first quarter of 2024.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. During the first quarter of 2024, we spent approximately $11 million on this program, which is included in ROI capital projects. We expect to invest approximately $125 million to $200 million per year over the next three to four years on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions.
For full year 2024, we expect total capital expenditures of $500 million to $605 million, consisting of ROI projects of approximately $225 million to $280 million, renewal and replacement expenditures of $250 million to $300 million, and $25 million for the final restoration work for the damage caused by Hurricane Ian. The ROI projects include approximately $125 million to $150 million for the Hyatt transformational capital program discussed above.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2024	2023	Change
Total revenues	$1,471	$1,381	6.5%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,184	1,102	7.4%
Corporate and other expenses	27	31	(12.9)%
Gain on insurance settlements	31	—	N/M
Operating profit	291	248	17.3%
Interest expense	47	49	(4.1)%
Other gains	—	69	(100.0)%
Benefit for income taxes	2	2	—%

Host Inc.:
Net income attributable to non-controlling interests	4	4	—%
Net income attributable to Host Inc.	268	287	(6.6)%

Host L.P.:
Net income attributable to non-controlling interests	—	—	—%
Net income attributable to Host L.P.	272	291	(6.5)%
___________
(1)Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.
N/M = Not meaningful.
Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2024	2023	Change
Revenues:
Rooms	$853	$820	4.0%
Food and beverage	473	431	9.7%
Other	145	130	11.5%
Total revenues	$1,471	$1,381	6.5%
Total revenues for the first quarter improved 6.5% compared to the first quarter of 2023, primarily due to the resumption of operations at The Ritz-Carlton, Naples, which was closed during the first half of 2023 as a result of Hurricane Ian. In addition, strong group business led to improvements in food and beverage revenues, while other revenues also increased, which offset the decline in RevPAR at our comparable hotels.
Rooms. Total rooms revenues increased $33 million, or 4.0%, for the first quarter compared to 2023, reflecting the reopening of The Ritz-Carlton, Naples. Rooms revenues at our comparable hotels decreased $1 million, or 0.1%, for the quarter driven by a decrease in average room rate.

Food and beverage. Total food and beverage ("F&B") revenues increased $42 million, or 9.7%, for the first quarter compared to 2023 due to the reopening of The Ritz-Carlton, Naples and reflecting an increase in comparable F&B revenues of $15 million, or 3.5%, primarily driven by improvements in banquet and audio-visual revenues at convention hotels as group demand continues to recover.
Other revenues. Total other revenues increased $15 million, or 11.5%, for the first quarter compared to 2023 driven by the reopening of The Ritz-Carlton, Naples and reflecting an increase at our comparable hotels in other revenues of $9 million, or 6.9%, primarily due to elevated levels of attrition and cancelation fees and an increase in ancillary revenues.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2024	2023	Change
Expenses:
Rooms	$202	$193	4.7%
Food and beverage	295	269	9.7%
Other departmental and support expenses	334	315	6.0%
Management fees	69	65	6.2%
Other property-level expenses	104	91	14.3%
Depreciation and amortization	180	169	6.5%
Total property-level operating expenses	$1,184	$1,102	7.4%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. For the first quarter of 2024, these expenses increased 5% on a per available rooms basis compared to 2023, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2024.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the first quarter of 2024 compared to 2023 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increases in revenues due to the reopening of the Ritz-Carlton, Naples and reflected changes in our comparable hotels results, as described below:
Rooms. Rooms expenses increased $9 million, or 4.7%, for the quarter. Our comparable hotels rooms expenses increased $5 million, or 2.6%, for the quarter driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $26 million, or 9.7%, for the quarter. For our comparable hotels, F&B expenses increased $11 million, or 4.1% for the quarter. Overall, F&B costs as a percentage of revenues remained consistent year over year.
Other departmental and support expenses. Other departmental and support expenses increased $19 million, or 6.0%, for the quarter. On a comparable hotel basis, other departmental and support expenses increased $12 million, or 3.8%, for the quarter. These increases were primarily due to higher wage expense.
Management fees. Total management fees increased $4 million, or 6.2%, for the quarter. Base management fees, which generally are calculated as a percentage of total revenues, increased $4 million, or 8.4%, for the quarter. At our comparable hotels, base management fees increased $1 million, or 3.5%. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, remained flat year over year. At our comparable hotels, incentive management fees decreased $2 million, or 6.3%.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $13 million, or 14.3%, for the quarter, due to increases in property insurance premiums, rent on a portion of our ground leases that are based on a percentage of sales, and property taxes. Other property-level expenses at our comparable hotels increased $9 million, or 9.8%, for the quarter. Other property-level expenses were partially offset by the receipt of operating profit guarantees under the transformational capital programs in 2024 and 2023.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended March 31,
	2024	2023
General and administrative costs	$21	$21
Non-cash stock-based compensation expense	6	7
Litigation accruals	—	3
Total	$27	$31
Gain on insurance settlements. In 2024, we recorded a gain on insurance consisting of $21 million related to property insurance proceeds and $10 million for receipt of business interruption proceeds relating to Hurricane Ian.
Interest expense. Interest expense decreased for the quarter due to debt extinguishment costs incurred during the first quarter of 2023, partially offset by an increase in interest rates on our floating rate debt. The following table details our interest expense for the quarter (in millions):

	Quarter ended March 31,
	2024	2023
Cash interest expense ⁽¹⁾	$45	$43
Non-cash interest expense	2	2
Non-cash debt extinguishment costs	—	1
Cash debt extinguishment costs ⁽¹⁾	—	3
Total interest expense	$47	$49
_________
(1)Including the change in accrued interest, total cash interest paid was $39 million and $40 million for the quarters ended March 31, 2024 and 2023, respectively.
Other gains. Other gains in the first quarter of 2023 reflected the sale of The Camby, Autograph Collection.
Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the first quarter of 2024, we recorded a net income tax benefit of $2 million due to the recognition of federal income tax credits related to the installation of a co-generation plant at one of our properties.
Comparable Hotel RevPAR Overview
We discuss operating results for our hotels on a comparable hotel basis. Comparable hotels are those properties that we have consolidated for the entirety of the reporting periods being compared. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels.

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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarters ended March 31, 2024 and 2023, respectively, on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of March 31, 2024		Quarter ended March 31, 2024				Quarter ended March 31, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$635.30	82.0%	$520.71	$867.57	$643.96	77.9%	$501.89	$862.22	3.7%	0.6%
Phoenix	3	1,545	490.11	81.3%	398.36	854.54	529.55	82.5%	436.73	878.14	(8.8)%	(2.7)%
Maui/Oahu	4	2,006	539.98	72.6%	391.83	631.50	605.58	76.2%	461.65	700.34	(15.1)%	(9.8)%
Florida Gulf Coast	4	1,403	436.83	80.1%	350.05	739.96	435.39	80.2%	349.32	760.63	0.2%	(2.7)%
Jacksonville	1	446	528.66	64.6%	341.31	774.19	510.30	67.2%	343.06	768.78	(0.5)%	0.7%
Orlando	2	2,448	407.08	74.2%	302.14	637.59	427.60	76.0%	325.11	641.80	(7.1)%	(0.7)%
San Diego	3	3,294	294.27	77.4%	227.67	452.71	282.93	76.9%	217.70	422.03	4.6%	7.3%
Los Angeles/Orange County	3	1,067	299.02	74.8%	223.80	334.70	296.72	79.9%	237.19	353.46	(5.6)%	(5.3)%
New York	2	2,486	289.59	74.0%	214.29	317.47	281.95	73.3%	206.60	313.90	3.7%	1.1%
San Francisco/San Jose	6	4,162	290.06	64.0%	185.67	280.40	290.85	60.8%	176.75	267.55	5.0%	4.8%
Washington, D.C. (CBD)	5	3,245	275.83	66.9%	184.43	270.75	270.57	64.2%	173.81	261.11	6.1%	3.7%
Austin	2	767	276.13	64.7%	178.72	323.83	289.30	70.1%	202.79	358.95	(11.9)%	(9.8)%
Houston	5	1,942	223.14	74.6%	166.45	231.31	204.18	73.4%	149.81	209.59	11.1%	10.4%
Northern Virginia	2	916	244.11	67.8%	165.55	265.89	227.21	65.6%	149.04	225.76	11.1%	17.8%
New Orleans	1	1,333	211.33	74.6%	157.65	253.56	221.98	73.0%	161.94	238.77	(2.7)%	6.2%
Boston	2	1,496	224.11	67.9%	152.09	221.78	210.79	69.2%	145.84	213.40	4.3%	3.9%
San Antonio	2	1,512	229.52	66.1%	151.75	252.73	238.60	70.1%	167.19	266.21	(9.2)%	(5.1)%
Philadelphia	2	810	202.76	72.8%	147.59	228.90	207.09	74.2%	153.60	239.52	(3.9)%	(4.4)%
Atlanta	2	810	213.56	61.6%	131.66	227.78	196.79	74.0%	145.62	242.65	(9.6)%	(6.1)%
Seattle	2	1,315	210.91	52.7%	111.05	162.48	197.72	53.1%	105.09	156.16	5.7%	4.1%
Chicago	3	1,562	179.25	55.7%	99.76	145.54	178.91	51.6%	92.37	135.28	8.0%	7.6%
Denver	3	1,342	177.37	55.3%	98.05	159.53	171.90	48.7%	83.66	114.72	17.2%	39.1%
Other	10	3,061	351.34	58.4%	205.11	320.77	357.65	58.2%	208.18	321.87	(1.5)%	(0.3)%
Domestic	71	40,006	318.95	68.9%	219.79	378.15	323.60	68.7%	222.38	375.83	(1.2)%	0.6%

International	5	1,499	173.64	56.1%	97.47	139.44	171.05	60.3%	103.18	145.42	(5.5)%	(4.1)%
All Locations	76	41,505	$314.65	68.4%	$215.37	$369.58	$318.75	68.4%	$218.08	$367.56	(1.2)%	0.5%

Results by Location - actual, based on ownership period(1)

	As of March 31,
	2024	2023	Quarter ended March 31, 2024				Quarter ended March 31, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$635.30	82.0%	$520.71	$867.57	$643.96	77.9%	$501.89	$862.22	3.7%	0.6%
Phoenix	3	3	490.11	81.3%	398.36	854.54	506.37	81.9%	414.65	815.69	(3.9)%	4.8%
Maui/Oahu	4	4	539.98	72.6%	391.83	631.50	605.58	76.2%	461.65	700.34	(15.1)%	(9.8)%
Florida Gulf Coast	5	5	604.37	80.9%	488.72	983.10	435.50	60.8%	264.99	577.81	84.4%	70.1%
Jacksonville	1	1	528.66	64.6%	341.31	774.19	510.30	67.2%	343.06	768.78	(0.5)%	0.7%
Orlando	2	2	407.08	74.2%	302.14	637.59	427.60	76.0%	325.11	641.80	(7.1)%	(0.7)%
San Diego	3	3	294.27	77.4%	227.67	452.71	282.93	76.9%	217.70	422.03	4.6%	7.3%
Los Angeles/Orange County	3	3	299.02	74.8%	223.80	334.70	296.72	79.9%	237.19	353.46	(5.6)%	(5.3)%
New York	2	2	289.59	74.0%	214.29	317.47	281.95	73.3%	206.60	313.90	3.7%	1.1%
San Francisco/San Jose	6	6	290.06	64.0%	185.67	280.40	290.85	60.8%	176.75	267.55	5.0%	4.8%
Washington, D.C. (CBD)	5	5	275.83	66.9%	184.43	270.75	270.57	64.2%	173.81	261.11	6.1%	3.7%
Austin	2	2	276.13	64.7%	178.72	323.83	289.30	70.1%	202.79	358.95	(11.9)%	(9.8)%
Houston	5	5	223.14	74.6%	166.45	231.31	204.18	73.4%	149.81	209.59	11.1%	10.4%
Northern Virginia	2	2	244.11	67.8%	165.55	265.89	227.21	65.6%	149.04	225.76	11.1%	17.8%
New Orleans	1	1	211.33	74.6%	157.65	253.56	221.98	73.0%	161.94	238.77	(2.7)%	6.2%
Boston	2	2	224.11	67.9%	152.09	221.78	210.79	69.2%	145.84	213.40	4.3%	3.9%
San Antonio	2	2	229.52	66.1%	151.75	252.73	238.60	70.1%	167.19	266.21	(9.2)%	(5.1)%
Philadelphia	2	2	202.76	72.8%	147.59	228.90	207.09	74.2%	153.60	239.52	(3.9)%	(4.4)%
Atlanta	2	2	213.56	61.6%	131.66	227.78	196.79	74.0%	145.62	242.65	(9.6)%	(6.1)%
Seattle	2	2	210.91	52.7%	111.05	162.48	197.72	53.1%	105.09	156.16	5.7%	4.1%
Chicago	3	3	179.25	55.7%	99.76	145.54	178.91	51.6%	92.37	135.28	8.0%	7.6%
Denver	3	3	177.37	55.3%	98.05	159.53	171.90	48.7%	83.66	114.72	17.2%	39.1%
Other	10	10	351.34	58.4%	205.11	320.77	357.65	58.2%	208.18	321.87	(1.5)%	(0.3)%
Domestic	72	72	329.69	69.1%	227.73	393.64	323.61	68.0%	220.10	371.64	3.5%	5.9%

International	5	5	173.64	56.1%	97.47	139.44	171.05	60.3%	103.18	145.42	(5.5)%	(4.1)%
All Locations	77	77	$325.14	68.6%	$223.09	$384.62	$318.78	67.7%	$215.94	$363.65	3.3%	5.8%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2023 room sales. The information below is derived from business mix results from the 76 comparable hotels owned as of March 31, 2024. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the first quarter, group revenue increased by 5.3%, driven by a 4.1% increase in room nights sold and a 1.1% increase in average rate, as demand continued to improve at our convention and downtown properties. The growth in group business was offset by a 4.7% decline in transient revenue, reflecting the impacts of the Maui wildfires and unseasonable weather conditions in many of our resort markets that reduced leisure demand.

The following are the results of our transient, group and contract business:

	Quarter ended March 31, 2024
	Transient business	Group business	Contract business
Room nights (in thousands)	1,314	1,103	172
Percent change in room nights vs. same period in 2023	(1.9%)	4.1%	7.5%
Rooms revenues (in millions)	$456	$324	$35
Percent change in revenues vs. same period in 2023	(4.7%)	5.3%	18.2%
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
Overview. We look to maintain a capital structure and liquidity profile with an appropriate balance of cash, debt, and equity to provide financial flexibility given the inherent volatility of the lodging industry. We believe this strategy has resulted in a better cost of debt capital, allowing us to complete opportunistic investments and acquisitions and positioning us to manage potential declines in operations throughout the lodging cycle. We have structured our debt profile to maintain a balanced maturity schedule and to minimize the number of hotels that are encumbered by mortgage debt. Currently, only one of our consolidated hotels is encumbered by mortgage debt. Over the past several years leading up to the COVID-19 pandemic, we had decreased our leverage as measured by our net debt-to-EBITDA ratio and reduced our debt service obligations, leading to an increase in our fixed charge coverage ratio. As a result, we were well positioned at the onset of the COVID-19 pandemic with sufficient liquidity and financial flexibility to withstand the severe slowdown in U.S. economic activity and lodging demand brought on by the pandemic. We intend to use available cash in the near term predominantly to fund, and believe we have sufficient liquidity to fund, corporate expenses, capital expenditures, hotel acquisitions and dividends and remain well positioned to execute additional investment transactions to the extent opportunities arise.
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Subsequent to quarter end, we repaid $400 million of Series G senior notes at maturity and purchased the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown for cash consideration of $530 million. Our next significant debt maturity is $500 million of senior notes due in June 2025.
Capital Resources. As of March 31, 2024, we had $1,349 million of cash and cash equivalents, $231 million in our FF&E escrow reserves and $1.2 billion available under the revolver portion of our credit facility. Subsequent to quarter end, we had net repayments of $85 million under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange

Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. No shares were repurchased during the first quarter of 2024. At March 31, 2024, we had $792 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the first quarter of 2024. As of March 31, 2024, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. In the first quarter of 2024, net cash provided by operating activities was $365 million compared to $308 million for the first quarter of 2023. The $57 million increase in 2024 was primarily driven by improved operations at our hotels compared to 2023, as well as $10 million of insurance proceeds received for business interruption related to Hurricane Ian.
Cash Used in Investing Activities. Net cash used in investing activities was $100 million during the first quarter of 2024 compared to $105 million for the first quarter of 2023. Cash used in investing activities during the first quarter 2024 and 2023 primarily related to $103 million and $146 million of capital expenditures, respectively, and investments in our joint ventures. Cash provided by investing activities in 2023 included the sale of The Camby, Autograph Collection, with proceeds of $35 million, which is net of a $72 million loan issued to the buyer in connection with the sale.
Cash Used in Financing Activities. In the first quarter of 2024, net cash used in financing activities was $44 million compared to $308 million for the first quarter of 2023. Cash provided by financing activities in 2024 related to the draw on the credit facility revolver. Cash used in financing activities in 2024 primarily related to the payment of common stock dividends, while in the first quarter of 2023, cash used in financing activities included the payment of common stock dividends and common stock repurchases.

The following table summarizes significant debt transactions that have been completed through May 1, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt issuances
March	2024	Draw on the revolver portion of the credit facility	$300
		Total issuances	$300

Transaction Date		Description of Transaction	Transaction Amount
Debt repayments
April	2024	Repayment of $400 million 3 ⅞% Series G senior notes	$(400)
April	2024	Net repayment on the revolver portion of the credit facility	(85)
		Total cash repayments	$(485)
The following table summarizes significant equity transactions that have been completed through May 1, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - April	2024	Dividend payments⁽¹⁾⁽²⁾	$(457)
		Cash payments on equity transactions	$(457)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $464 million to its common OP unit holders.
(2)Includes the fourth quarter 2023 dividend that was paid in January 2024.
Debt
As of March 31, 2024, our total debt was $4.5 billion, with a weighted average interest rate of 4.6% and a weighted average maturity of 3.9 years. Additionally, 71% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
After adjusting for the significant transactions completed subsequent to quarter end, as noted in the tables above, we estimate our total debt decreased to $4.0 billion, with a weighted average interest rate of 4.7% and a weighted average maturity of 4.3 years.
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

At March 31, 2024, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.0x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.7x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	8.8x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2024:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	507%	Minimum ratio of 150%
Total indebtedness to total assets	20%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.7x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2023.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2024, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On February 21, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on April 15, 2024 to stockholders of record on March 28, 2024.. All future dividends are subject to Board approval.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Comparable Hotel Operating Statistics and Results
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
Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in gain on insurance settlements on our condensed consolidated statements of operations. Business interruption insurance gains related to a hotel that was excluded from our comparable hotel set also will be excluded from the comparable hotel results.
Of the 77 hotels that we owned as of March 31, 2024, 76 have been classified as comparable hotels. The operating results of the following properties that we owned as of March 31, 2024 are excluded from comparable hotel results for these periods:
•The Ritz-Carlton, Naples (business disruption due to Hurricane Ian beginning in September 2022, reopened in July 2023); and
•Sales and marketing expenses related to the development and sale of condominium units on a development parcel adjacent to Four Seasons Resort Orlando at Walt Disney World® Resort.
Additionally, following the collapse of a portion of Highway 1 in California, Alila Ventana Big Sur closed on March 30, 2024 and has yet to reopen to guests. As a result, the property will be removed from the comparable hotel set starting in the second quarter.
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
Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2023 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended March 31,
	2024	2023
Net income	$272	$291
Interest expense	47	49
Depreciation and amortization	180	169
Income taxes	(2)	(2)
EBITDA	497	507
Gain on dispositions⁽¹⁾	—	(69)
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(7)
Pro rata EBITDAre of equity investments⁽²⁾	15	13
EBITDAre	504	444
Adjustments to EBITDAre:
Gain on property insurance settlement	(21)	—
Adjusted EBITDAre	$483	$444
___________
(1)Reflects the sale of one hotel in 2023.
(2)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.
FFO Measures
We present NAREIT FFO and NAREIT FFO per diluted share as non-GAAP measures of our performance in addition to our earnings per share (calculated in accordance with GAAP). We calculate NAREIT FFO per diluted share as our NAREIT FFO (defined as set forth below) for a given operating period, as adjusted for the effect of dilutive securities, divided by the number of fully diluted shares outstanding during such period, in accordance with NAREIT guidelines. As noted in NAREIT’s Funds From Operations White Paper – 2018 Restatement. NAREIT defines FFO as net income (calculated in accordance with GAAP) excluding depreciation and amortization related to certain real estate assets, gains and losses from the sale of certain real estate assets, gains and losses from change in control, impairment expense of certain real estate assets and investments and adjustments for consolidated partially owned entities and unconsolidated affiliates. Adjustments for consolidated partially owned entities and unconsolidated affiliates are calculated to reflect our pro rata share of the FFO of those entities on the same basis.
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
(in millions, except per share amount)

	Quarter ended March 31,
	2024	2023
Net income	$272	$291
Less: Net income attributable to non-controlling interests	(4)	(4)
Net income attributable to Host Inc.	268	287
Adjustments:
Gain on dispositions⁽¹⁾	—	(69)
Gain on property insurance settlement	(21)	—
Depreciation and amortization	180	168
Equity investment adjustments:
Equity in earnings of affiliates	(8)	(7)
Pro rata FFO of equity investments⁽²⁾	9	10
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(2)	(1)
NAREIT FFO	426	388
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	4
Adjusted FFO	$426	$392

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	705.5	714.9
Diluted earnings per common share	$0.38	$0.40
NAREIT FFO per diluted share	$0.60	$0.54
Adjusted FFO per diluted share	$0.60	$0.55
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
Comparable Hotel Property-Level Operating Results
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
Because of the elimination of corporate-level costs and expenses, gains or losses on disposition, certain severance expenses and depreciation and amortization expense, the comparable hotel operating results we present do not represent our total revenues, expenses, operating profit or net income and should not be used to evaluate our performance as a whole. Management compensates for these limitations by separately considering the impact of these excluded items to the extent they are material to operating decisions or assessments of our operating performance. Our condensed consolidated statements of operations include such amounts, all of which should be considered by investors when evaluating our performance.
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended March 31,
	2024	2023
Number of hotels	76	76
Number of rooms	41,505	41,505
Change in comparable hotel Total RevPAR	0.5%	—
Change in comparable hotel RevPAR	(1.2%)	—
Operating profit margin⁽¹⁾	19.8%	18.0%
Comparable hotel EBITDA margin⁽¹⁾	31.2%	32.6%
Food and beverage profit margin⁽¹⁾	37.6%	37.6%
Comparable hotel food and beverage profit margin⁽¹⁾	37.4%	37.7%

Net income	$272	$291
Depreciation and amortization	180	169
Interest expense	47	49
Benefit for income taxes	(2)	(2)
Gain on sale of property and corporate level income/expense	(20)	(59)
Property transaction adjustments⁽²⁾	—	(3)
Non-comparable hotel results, net⁽³⁾	(42)	3
Comparable hotel EBITDA	$435	$448
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended March 31, 2024				Quarter ended March 31, 2023
		Adjustments
	GAAP Results	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$853	$(38)	$—	$815	$820	$(5)	$1	$—	$816
Food and beverage	473	(29)	—	444	431	(2)	—	—	429
Other	145	(6)	—	139	130	—	—	—	130
Total revenues	1,471	(73)	—	1,398	1,381	(7)	1	—	1,375
Expenses
Room	202	(5)	—	197	193	(1)	—	—	192
Food and beverage	295	(17)	—	278	269	(1)	(1)	—	267
Other	507	(19)	—	488	471	(2)	(1)	—	468
Depreciation and amortization	180	—	(180)	—	169	—	—	(169)	—
Corporate and other expenses	27	—	(27)	—	31	—	—	(31)	—
Gain on insurance settlements	(31)	10	21	—	—	—	—	—	—
Total expenses	1,180	(31)	(186)	963	1,133	(4)	(2)	(200)	927
Operating Profit - Comparable hotel EBITDA	$291	$(42)	$186	$435	$248	$(3)	$3	$200	$448
(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of March 31, 2024, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2024.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds relating to events that occurred while the hotels were classified as non-comparable.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of March 31, 2024 and December 31, 2023, 71% and 76%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of March 31, 2024, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first quarter of 2024. We currently have three foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($74 million), which will mature in August 2024. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	—	$—	—	$792
February 1, 2024 - February 29, 2024	—	—	—	792
March 1, 2024 - March 31, 2024	—	—	—	792
Total	—	$—	—	$792
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2024 - January 31, 2024	2,087	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
February 1, 2024 - February 29, 2024	42,798	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2024 - March 31, 2024	15,984	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	60,869			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.

Item 5.     Other Information
During the period covered by this report, no director or officer of the Company adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated

Statements of Cash Flows for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income (Loss) for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

May 3, 2024	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

May 3, 2024	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.