Form 10-Q
period 2024-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2024-08-02
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2024
OR
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
As of August 2, 2024, there were 702,440,369 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2024 and December 31, 2023
(in millions, except share and per share amounts)

	June 30, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$10,017	$9,624
Right-of-use assets	551	550
Due from managers	151	128
Advances to and investments in affiliates	156	126
Furniture, fixtures and equipment replacement fund	242	217
Notes receivable	72	72
Other	413	382
Cash and cash equivalents	805	1,144
Total assets	$12,407	$12,243

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,307	$3,120
Credit facility, including the term loans of $997	990	989
Mortgage and other debt	99	100
Total debt	4,396	4,209
Lease liabilities	562	563
Accounts payable and accrued expenses	226	408
Due to managers	53	64
Other	181	173
Total liabilities	5,418	5,417

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	172	189

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 702.3 million shares and 703.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,500	7,535
Accumulated other comprehensive loss	(78)	(70)
Deficit	(615)	(839)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,814	6,633
Non-redeemable non-controlling interests—other consolidated partnerships	3	4
Total equity	6,817	6,637
Total liabilities, non-controlling interests and equity	$12,407	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
REVENUES
Rooms	$885	$850	$1,738	$1,670
Food and beverage	447	415	920	846
Other	134	128	279	258
Total revenues	1,466	1,393	2,937	2,774
EXPENSES
Rooms	214	201	416	394
Food and beverage	286	263	581	532
Other departmental and support expenses	343	323	677	638
Management fees	69	69	138	134
Other property-level expenses	101	93	205	184
Depreciation and amortization	188	168	368	337
Corporate and other expenses	29	30	56	61
Gain on insurance settlements	(56)	(3)	(87)	(3)
Total operating costs and expenses	1,174	1,144	2,354	2,277
OPERATING PROFIT	292	249	583	497
Interest income	14	20	32	34
Interest expense	(50)	(45)	(97)	(94)
Other gains	—	—	—	69
Equity in earnings of affiliates	2	4	10	11
INCOME BEFORE INCOME TAXES	258	228	528	517
Provision for income taxes	(16)	(14)	(14)	(12)
NET INCOME	242	214	514	505
Less: Net income attributable to non-controlling interests	(3)	(4)	(7)	(8)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$239	$210	$507	$497
Basic earnings per common share	$0.34	$0.30	$0.72	$0.70
Diluted earnings per common share	$0.34	$0.29	$0.72	$0.70

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
NET INCOME	$242	$214	$514	$505
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(6)	4	(9)	6
Change in fair value of derivative instruments	1	(1)	1	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	3	(8)	5
COMPREHENSIVE INCOME	237	217	506	510
Less: Comprehensive income attributable to non-controlling interests	(3)	(4)	(7)	(8)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$234	$213	$499	$502

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions)

	Year-to-date ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$514	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	337
Amortization of finance costs, discounts and premiums, net	5	5
Loss on debt extinguishment	—	4
Stock compensation expense	11	13
Other gains	—	(69)
Gain on property insurance settlement	(47)	—
Equity in earnings of affiliates	(10)	(11)
Change in due from/to managers	(40)	3
Distributions from investments in affiliates	10	18
Property insurance proceeds - remediation costs	—	83
Payments for inventory costs	(19)	—
Changes in other assets	38	16
Changes in other liabilities	(12)	(84)
Net cash provided by operating activities	818	820

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34
Advances to and investments in affiliates	(32)	(20)
Acquisitions	(566)	—
Capital expenditures:
Renewals and replacements	(147)	(226)
Return on investment	(77)	(97)
Property insurance proceeds	47	34
Net cash used in investing activities	(775)	(275)

FINANCING ACTIVITIES
Financing costs	(6)	(10)
Issuances of debt	590	—
Draws on credit facility	365	—
Repayment of credit facility	(365)	—
Repurchase/redemption of senior notes	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Debt extinguishment costs	—	(3)
Common stock repurchases	(50)	(50)
Dividends on common stock	(457)	(313)
Distributions and payments to non-controlling interests	(7)	(6)
Other financing activities	(22)	(13)
Net cash used in financing activities	(353)	(396)
Effects of exchange rate changes on cash held	(4)	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(314)	151
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,049	$1,025

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$805	$802
Restricted cash (included in other assets)	2	10
Cash included in furniture, fixtures and equipment replacement fund	242	213
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,049	$1,025
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2024	2023
Total interest paid	$91	$90
Income taxes paid	$5	$2
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of The Camby, Autograph Collection in March 2023, we issued a $72 million loan to the buyer. The proceeds received from the sales are net of the loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2024 and December 31, 2023
(in millions)

	June 30, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$10,017	$9,624
Right-of-use assets	551	550
Due from managers	151	128
Advances to and investments in affiliates	156	126
Furniture, fixtures and equipment replacement fund	242	217
Notes receivable	72	72
Other	413	382
Cash and cash equivalents	805	1,144
Total assets	$12,407	$12,243

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,307	$3,120
Credit facility, including the term loans of $997	990	989
Mortgage and other debt	99	100
Total debt	4,396	4,209
Lease liabilities	562	563
Accounts payable and accrued expenses	226	408
Due to managers	53	64
Other	181	173
Total liabilities	5,418	5,417

Limited partnership interests of third parties	172	189

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,891	6,702
Accumulated other comprehensive loss	(78)	(70)
Total Host Hotels & Resorts, L.P. capital	6,814	6,633
Non-controlling interests—consolidated partnerships	3	4
Total capital	6,817	6,637
Total liabilities, limited partnership interests of third parties and capital	$12,407	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
REVENUES
Rooms	$885	$850	$1,738	$1,670
Food and beverage	447	415	920	846
Other	134	128	279	258
Total revenues	1,466	1,393	2,937	2,774
EXPENSES
Rooms	214	201	416	394
Food and beverage	286	263	581	532
Other departmental and support expenses	343	323	677	638
Management fees	69	69	138	134
Other property-level expenses	101	93	205	184
Depreciation and amortization	188	168	368	337
Corporate and other expenses	29	30	56	61
Gain on insurance settlements	(56)	(3)	(87)	(3)
Total operating costs and expenses	1,174	1,144	2,354	2,277
OPERATING PROFIT	292	249	583	497
Interest income	14	20	32	34
Interest expense	(50)	(45)	(97)	(94)
Other gains	—	—	—	69
Equity in earnings of affiliates	2	4	10	11
INCOME BEFORE INCOME TAXES	258	228	528	517
Provision for income taxes	(16)	(14)	(14)	(12)
NET INCOME	242	214	514	505
Less: Net income attributable to non-controlling interests	—	(1)	—	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$242	$213	$514	$504
Basic earnings per common unit	$0.35	$0.30	$0.73	$0.71
Diluted earnings per common unit	$0.35	$0.30	$0.73	$0.71

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
NET INCOME	$242	$214	$514	$505
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(6)	4	(9)	6
Change in fair value of derivative instruments	1	(1)	1	(1)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(5)	3	(8)	5
COMPREHENSIVE INCOME	237	217	506	510
Less: Comprehensive income attributable to non-controlling interests	—	(1)	—	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$237	$216	$506	$509

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2024 and 2023
(unaudited, in millions)

	Year-to-date ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$514	$505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	368	337
Amortization of finance costs, discounts and premiums, net	5	5
Loss on debt extinguishment	—	4
Stock compensation expense	11	13
Other gains	—	(69)
Gain on property insurance settlement	(47)	—
Equity in earnings of affiliates	(10)	(11)
Change in due from/to managers	(40)	3
Distributions from investments in affiliates	10	18
Property insurance proceeds - remediation costs	—	83
Payments for inventory costs	(19)	—
Changes in other assets	38	16
Changes in other liabilities	(12)	(84)
Net cash provided by operating activities	818	820

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34
Advances to and investments in affiliates	(32)	(20)
Acquisitions	(566)	—
Capital expenditures:
Renewals and replacements	(147)	(226)
Return on investment	(77)	(97)
Property insurance proceeds	47	34
Net cash used in investing activities	(775)	(275)

FINANCING ACTIVITIES
Financing costs	(6)	(10)
Issuances of debt	590	—
Draws on credit facility	365	—
Repayment of credit facility	(365)	—
Repurchase/redemption of senior notes	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Debt extinguishment costs	—	(3)
Repurchase of common OP units	(50)	(50)
Distributions on common OP units	(463)	(318)
Distributions and payments to non-controlling interests	(1)	(1)
Other financing activities	(22)	(13)
Net cash used in financing activities	(353)	(396)
Effects of exchange rate changes on cash held	(4)	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(314)	151
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,049	$1,025

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2024	June 30, 2023
Cash and cash equivalents	$805	$802
Restricted cash (included in other assets)	2	10
Cash included in furniture, fixtures and equipment replacement fund	242	213
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,049	$1,025
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2024	2023
Total interest paid	$91	$90
Income taxes paid	$5	$2
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2024, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of June 30, 2024, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2024, the results of our operations for the quarter and year-to-date ended June 30, 2024 and 2023, respectively, and cash flows for the year-to-date ended June 30, 2024 and 2023, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Earnings Per Common Share (Unit)
Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. There are 9.4 million Host L.P. common units, which are convertible into 9.6 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Net income	$242	$214	$514	$505
Less: Net income attributable to non-controlling interests	(3)	(4)	(7)	(8)
Net income attributable to Host Inc.	$239	$210	$507	$497

Basic weighted average shares outstanding	704.3	711.3	704.2	712.3
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.6	1.9	1.6	1.9
Diluted weighted average shares outstanding	705.9	713.2	705.8	714.2
Basic earnings per common share	$0.34	$0.30	$0.72	$0.70
Diluted earnings per common share	$0.34	$0.29	$0.72	$0.70
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Net income	$242	$214	$514	$505
Less: Net income attributable to non-controlling interests	—	(1)	—	(1)
Net income attributable to Host L.P.	$242	$213	$514	$504

Basic weighted average units outstanding	699.0	706.3	698.9	707.3
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.5	1.8	1.5	1.8
Diluted weighted average units outstanding	700.5	708.1	700.4	709.1
Basic earnings per common unit	$0.35	$0.30	$0.73	$0.71
Diluted earnings per common unit	$0.35	$0.30	$0.73	$0.71

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
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2024	2023	2024	2023
Florida Gulf Coast	$120	$71	$288	$167
San Diego	134	130	270	255
Orlando	116	121	258	262
Phoenix	95	92	215	221
Maui/Oahu	98	124	213	250
San Francisco/San Jose	88	88	194	188
Washington, D.C. (Central Business District)	106	102	186	178
New York	103	96	175	166
Miami	61	63	145	146
Houston	37	36	78	73
Boston	46	42	76	71
Jacksonville	43	39	74	70
Los Angeles/Orange County	33	34	66	68
San Antonio	29	30	64	66
Chicago	42	43	63	62
New Orleans	27	29	58	58
Seattle	31	29	50	47
Northern Virginia	27	24	49	43
Denver	29	23	48	37
Austin	23	23	46	48
Philadelphia	24	25	41	42
Atlanta	16	17	33	35
Nashville	29	—	29	—
Other	80	86	170	176
Domestic	1,437	1,367	2,889	2,729
International	29	26	48	45
Total	$1,466	$1,393	$2,937	$2,774

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2024	December 31, 2023
Land and land improvements	$2,039	$1,981
Buildings and leasehold improvements	14,858	14,253
Furniture and equipment	2,485	2,331
Construction in progress	174	237
	19,556	18,802
Less accumulated depreciation and amortization	(9,539)	(9,178)
	$10,017	$9,624
6.    Debt
Credit Facility. During the second quarter, we had a net repayment of $300 million on the revolver portion of our credit facility. As of June 30, 2024, we had $1.5 billion of available capacity under the revolver portion of our credit facility; however, subsequent to quarter end, we drew $525 million on the revolver portion of the credit facility, and as of August 2, 2024, we had $970 million of available capacity under the revolver portion of our credit facility.
Senior Notes. On April 1, 2024, we repaid our $400 million 3⅞% Series G senior notes at maturity.
On May 10, 2024, we issued $600 million of 5.700% Series K senior notes in an underwritten public offering for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The Series K senior notes are due in July 2034, and interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2025. The Series K senior notes were issued as a “green bond,” and we intend to allocate an amount equal to the net proceeds from the sale of the Series K senior notes to finance and/or refinance one or more eligible green projects, including the April 2024 acquisition of the 1 Hotel Nashville and Embassy Suites by Nashville Downtown, each of which has received LEED Silver certification. Following the allocation to eligible green projects, the net proceeds of this issuance were used to repay the remaining $215 million of borrowings outstanding under the revolver portion of our credit facility. The Series K senior notes are not redeemable prior to 90 days before the July 1, 2034 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series K senior notes have covenants similar to all other series of our outstanding senior notes.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	507	—	507	7
Changes in ownership and other	—	21	—	—	—	21	(21)
Other comprehensive loss	—	—	(8)	—	—	(8)	—
Issuance of common stock for comprehensive stock plans, net	—	(6)	—	—	—	(6)	—
Dividends declared on common stock	—	—	—	(283)	—	(283)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(3)
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2024	$7	$7,514	$(73)	$(712)	$4	$6,740	$200
Net income	—	—	—	239	—	239	3
Changes in ownership and other	—	30	—	—	(1)	29	(30)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(142)	—	(142)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	497	1	498	7
Other comprehensive income	—	—	5	—	—	5	—
Issuance of common stock for comprehensive stock plans, net	—	4	—	—	—	4	—
Dividends declared on common stock	—	—	—	(194)	—	(194)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(3)
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2023	$7	$7,663	$(73)	$(739)	$5	$6,863	$167
Net income	—	—	—	210	1	211	3
Other comprehensive income	—	—	3	—	—	3	—
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(107)	—	(107)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168
Capital of Host L.P.
As of June 30, 2024, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	507	—	—	507	7
Changes in ownership and other	—	21	—	—	21	(21)
Other comprehensive loss	—	—	(8)	—	(8)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(6)	—	—	(6)	—
Distributions declared on common OP units	—	(283)	—	—	(283)	(3)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2024	$1	$6,808	$(73)	$4	$6,740	$200
Net income	—	239	—	—	239	3
Changes in ownership and other	—	30	—	(1)	29	(30)
Other comprehensive loss	—	—	(5)	—	(5)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(142)	—	—	(142)	(1)
Repurchase of common OP units	—	(50)	—	—	(50)	—
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	497	—	1	498	7
Other comprehensive income	—	—	5	—	5	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	4	—	—	4	—
Distributions declared on common OP units	—	(194)	—	—	(194)	(3)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2023	$1	$6,930	$(73)	$5	$6,863	$167
Net income	—	210	—	1	211	3
Other comprehensive income	—	—	3	—	3	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(107)	—	—	(107)	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchases
During the second quarter of 2024, we repurchased 2.8 million shares of Host Inc. common stock at an average price of $17.81 per share, exclusive of commissions, through our common share repurchase program for a total of $50 million. There were no share repurchases during the first quarter of 2024. As of June 30, 2024, there was $742 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
As of June 30, 2024, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during the first half of 2024.
Dividends/Distributions
On June 13, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2024 to stockholders of record as of June 28, 2024. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.
8.    Acquisitions
On April 15, 2024, we acquired the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for a total purchase price of $530 million. Subsequent to quarter end, we acquired the 234-room 1 Hotel Central Park for a total purchase price of $265 million. Additionally, subsequent to quarter end, we acquired the 450-room Turtle Bay Resort, including a 49-acre land parcel entitled for development, for a total purchase price of $680 million, net of key money to be received from Marriott International as part of an agreement to transition management to Marriott and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O'ahu, Turtle Bay.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	June 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$72	$73	$72	$73
Financial liabilities
Senior notes (Level 1)	3,307	3,092	3,120	2,915
Credit facility (Level 2)	990	1,000	989	1,000
Mortgage debt (Level 2)	99	87	100	86

10.    Geographic Information
We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2024. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30, 2024	December 31, 2023
	2024	2023	2024	2023
United States	$1,437	$1,367	$2,889	$2,729	$9,957	$9,556
Brazil	5	5	11	11	30	35
Canada	24	21	37	34	30	33
Total	$1,466	$1,393	$2,937	$2,774	$10,017	$9,624
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
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	June 30, 2024	December 31, 2023
Common OP units outstanding (millions)	9.4	9.5
Market price per Host Inc. common share	$17.98	$19.47
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$172	$189
Historical cost (millions)	94	93
Book value (millions) ⁽¹⁾	172	189
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
Our estimate of the book value of the property and equipment written off and remediation costs is approximately $130 million, for which we recorded a corresponding insurance receivable. As of June 30, 2024, we have received $279 million of insurance proceeds related to these claims, of which $130 million reduced our receivable to zero and, during the second quarter, $9 million of these proceeds were recognized as a gain on business interruption and $26 million was recognized as a gain on property insurance, which are both included in gain on insurance settlements on our unaudited condensed consolidated statements of operations. Subsequent to quarter end, we received an additional $25 million of insurance proceeds.
Additionally, during the second quarter, we recognized $21 million of business interruption proceeds related to claims resulting from the August 2023 wildfires in Maui. This was included in gain on insurance settlements on our unaudited condensed consolidated statement of operations. There was no property damage caused by the event.
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
Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2024 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.
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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the recent high level of inflation, rising interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023, weather events, such as Hurricane Ian in 2022 or extreme precipitation, pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will suppress international travel to the United States generally or decrease the labor pool;
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

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2024	2023		Change	2024	2023		Change
Total revenues	$1,466	$1,393		5.2%	$2,937	$2,774		5.9%
Net income	242	214		13.1%	514	505		1.8%
Operating profit	292	249		17.3%	583	497		17.3%
Operating profit margin under GAAP	19.9%	17.9%	200	bps	19.9%	17.9%	200	bps
EBITDAre⁽¹⁾	$502	$446		12.6%	$1,006	$890		13.0%
Adjusted EBITDAre⁽¹⁾	476	446		6.7%	959	890		7.8%
Diluted earnings per common share	0.34	0.29		17.2%	0.72	0.70		2.9%
NAREIT FFO per diluted share⁽¹⁾	0.57	0.53		7.5%	1.17	1.07		9.3%
Adjusted FFO per diluted share⁽¹⁾	0.57	0.53		7.5%	1.17	1.08		8.3%

Comparable Hotel Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2024	2023	Change		2024	2023	Change
Comparable hotel revenues ⁽¹⁾	$1,415	$1,409	0.4%		$2,830	$2,797	1.2%
Comparable hotel EBITDA ⁽¹⁾	461	461	—%		904	915	(1.2%)
Comparable hotel EBITDA margin ⁽¹⁾	32.6%	32.7%	(10)	bps	31.9%	32.7%	(80)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$368.25	$366.60	0.5%		$368.20	$365.97	0.6%
Comparable hotel RevPAR ⁽¹⁾	224.29	224.02	0.1%		219.40	220.65	(0.6%)
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 77 comparable hotels as of June 30, 2024 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $73 million, or 5.2%, and $163 million, or 5.9%, as compared to the second quarter of 2023 and year-to-date 2023, respectively, as 2024 results benefited from the results of The Ritz-Carlton, Naples, which was closed in the first half of 2023, and from the April acquisition of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown. In addition, group business continues to drive an increase in food and beverage revenues.
Comparable hotel RevPAR increased 0.1% and comparable hotel Total RevPAR increased 0.5%, compared to the second quarter of 2023. Comparable hotel Total RevPAR continues to benefit from an increase in food and beverage revenues driven by group business, while comparable hotel RevPAR growth was hampered by slower than expected recovery in Maui following the August 2023 wildfires and softening short-term leisure demand.

Comparable hotel Total RevPAR in our Denver and Northern Virginia markets led the portfolio with increases of 22.5% and 10.7%, respectively, in the second quarter, primarily due to rate and occupancy growth driven by strong group and business transient demand. Downtown markets such as Boston, New York and Seattle also outperformed our portfolio with comparable hotel Total RevPAR growth of 8.6%, 7.8%, and 8.7%, respectively. The improvements in our Boston and New York markets were driven by strong leisure demand, while our Seattle market benefited from strong group performance, all of which resulted in rate increases. These strong performances were offset by comparable hotel Total RevPAR declines in our Atlanta, New Orleans and Orlando markets of 10.7%, 7.5% and 4.0%, respectively. The declines were driven primarily by a decline in short-term transient demand. In addition, comparable hotel Total RevPAR at our Maui/Oahu market declined by 21.4% due to the continuing impacts of the August 2023 wildfires.
Operating profit
For the second quarter of 2024, operating profit margin under GAAP was 19.9%, an increase of 200 basis points compared to the second quarter of 2023, benefiting from the recognition of insurance gains. Comparable hotel EBITDA margin was 32.6%, a decrease of 10 basis points, due to higher wages and insurance expenses, and a decline in attrition and cancelation revenues compared to second quarter of 2023, partially offset by the recognition of $21 million of business interruption gains related to final settlement of insurance claims from the Maui wildfires. Year-to-date, operating profit margin under GAAP was 19.9%, an increase of 200 bps over 2023, and comparable hotel EBITDA margin was 31.9%, a decrease of 80 basis points compared to the same period in 2023, reflecting similar trends to the quarter results.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income increased $28 million for the quarter and $9 million year-to-date, primarily due to gains on insurance settlements recognized in the first half of 2024 and benefiting from operations from the recently acquired 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown and operations from The Ritz-Carlton, Naples as discussed above, partially offset by an increase in interest expense. These changes led to an increase in diluted earnings per share of $0.05, or 17.2%, for the quarter and $0.02, or 2.9%, year-to-date. Similarly, Adjusted EBITDAre, which excludes gain on property insurance, among other items, increased $30 million for the quarter and $69 million year-to-date. Adjusted FFO per diluted share increased $0.04, or 7.5%, for the second quarter and $0.09, or 8.3%, year-to-date, reflecting the increase in Adjusted EBITDAre, partially offset by an increase in interest expense (excluding debt extinguishment costs) which is included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
The first half of the year was impacted by a slower than expected recovery from the wildfires in Maui and moderating domestic leisure transient demand, which is driven primarily by elevated international U.S. outbound travel relative to historic levels without a corresponding increase in international inbound travel. We expect these trends to continue into the second half of the year, leading to anticipated minimal year-over-year RevPAR growth. Inflation has moderated substantially over the past year and the consumer price index saw a month-over-month decline in June, the first time since the onset of the pandemic. However, unemployment remains at low levels, and household balance sheets remain strong for those in the upper end of the income distribution. Other risks to economic growth remain, including tight monetary policy by the Federal Reserve, geopolitical instability throughout the globe, volatile oil prices and the uncertainty surrounding presidential elections both in the U.S. and abroad. As a result, while the overall expectation of a recession has moderated, leading indicators point toward slower economic growth in the coming months. Blue Chip Economic Indicators consensus currently estimates an increase in real U.S. GDP of 2.3% for 2024, down from 2.5% growth in 2023. Business investment growth is also anticipated to slow over the coming quarters, averaging 3.3% for 2024.
Overall, hotel supply growth is anticipated to remain below the long-term historical average in 2024, although we expect to see above-average growth in a few markets where our hotels are located, such as Nashville and Austin. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the construction pipeline will remain modest until macroeconomic uncertainty moderates and interest rates decline.
At the same time, demand patterns have normalized from the outsized impact of the pandemic on our industry, particularly in luxury and upper upscale hotels in top U.S. markets where our hotels are located. The majority of our urban markets have closed the gap to pre-pandemic levels, reflecting increases in group business and a gradual recovery in business transient and international demand. Further, while average rates have moderated from post-pandemic highs at our resorts, they remain elevated compared to pre-pandemic levels. However, while travel overall remains strong, elevated travel to international destinations has led to softening leisure demand at our properties, and demand has recovered more slowly in certain markets, such as San Francisco. In addition, the impact from the wildfires on the Maui market, one of our largest markets by revenues, has created challenges for anticipating performance levels in 2024 as the community continues to rebuild.
Based on the trends noted, we expect the change in comparable hotel RevPAR for the full year 2024 will be between (1.0)% and 1.0%. However, the range of potential outcomes on the economy, and the lodging industry specifically, remains exceptionally wide, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, the recovery in Maui and escalating geopolitical conflicts.
As noted above, the current outlook for the lodging industry remains uncertain; therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.
Strategic Initiatives
Acquisitions. During the second quarter, we acquired the fee simple interest in the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for a total purchase price of $530 million. The hotels comprise a two-hotel complex featuring seven food and beverage outlets, a spa, two fitness centers, a yoga studio and 33,000 square feet of shared meeting space.
Subsequent to quarter end, we acquired the fee simple interest in the 234-room 1 Hotel Central Park for a purchase price of $265 million. The hotel features 2,000 square feet of contiguous and flexible meeting space, a naturally lit fitness center and business center, and Jams, a three-meal restaurant and bar.
Additionally, subsequent to quarter end, we acquired the fee simple interest in the 450-room Turtle Bay Resort, located on the North Shore of Oahu, Hawaii, including a 49-acre land parcel entitled for development, for approximately $680 million, net of key money to be received from Marriott International as part of an agreement to transition management and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O’ahu, Turtle Bay and features 450 rooms, all with ocean views, including 42 bungalows with direct beach access, a separate check-in, and a private pool. Other amenities include 18,000 square feet of indoor meeting space, a club lounge, six food and beverage outlets, seven retail spaces, a spa, fitness center, two golf courses, seven beaches, four resort pools, tennis and pickle ball courts, an equestrian center, a working farm, and access to 12 miles of oceanfront trails.
Financing Transactions. During the second quarter, we repaid $400 million of 3⅞% Series G senior notes at maturity. Additionally, we issued $600 million of 5.700% Series K senior notes for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The proceeds from this issuance were used to repay all outstanding amounts under the revolver portion of our credit facility. Subsequent to quarter end, we drew $525 million under the revolver to facilitate the subsequent acquisitions noted above.
Capital Projects. Year-to-date in 2024, we spent approximately $77 million on return on investment ("ROI") capital projects, $117 million on renewal and replacement projects, and $30 million on hurricane and other restoration work. This included completing the final steps of our restoration efforts following Hurricane Ian of bringing the permanent central energy plant online at The Ritz-Carlton, Naples. For all properties impacted by Hurricane Ian, we estimate the total property reconstruction and remediation costs, including significant enhancements, was approximately $315 million, of which approximately 30% related to remediation costs. During the second quarter, we reached a final settlement with our insurance providers to collect total proceeds of $308 million related to our Hurricane Ian claim. As of August 2, 2024, we have received total insurance proceeds of $304 million. In total, $99 million of the insurance receipts were recognized as a gain on business interruption.
During the second quarter, we also completed the repositioning renovations at The Singer Oceanfront Resort, Curio Collection by Hilton, including rooms, public space, and food and beverage outlets.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. Through the second quarter of 2024, we spent approximately $33 million on this program, which is included in ROI capital projects. We expect to invest approximately $125 million to $200 million per year over the next three to four years on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions.
For full year 2024, we expect total capital expenditures of $500 million to $600 million, consisting of ROI projects of approximately $220 million to $260 million, renewal and replacement expenditures of $250 million to $300 million, and $30 million to $40 million for reconstruction projects including the final restoration work for the damage caused by Hurricane Ian. The ROI projects include approximately $125 million to $140 million for the Hyatt transformational capital program discussed above.
Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2024	2023	Change	2024	2023	Change
Total revenues	$1,466	$1,393	5.2%	$2,937	$2,774	5.9%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,201	1,117	7.5%	2,385	2,219	7.5%
Corporate and other expenses	29	30	(3.3)%	56	61	(8.2)%
Gain on insurance settlements	56	3	1766.7%	87	3	2800.0%
Operating profit	292	249	17.3%	583	497	17.3%
Interest expense	50	45	11.1%	97	94	3.2%
Other gains	—	—	—%	—	69	(100.0)%
Provision for income taxes	16	14	14.3%	14	12	16.7%

Host Inc.:
Net income attributable to non-controlling interests	3	4	(25.0)%	7	8	(12.5)%
Net income attributable to Host Inc.	239	210	13.8%	507	497	2.0%

Host L.P.:
Net income attributable to non-controlling interests	—	1	(100.0)%	—	1	(100.0)%
Net income attributable to Host L.P.	242	213	13.6%	514	504	2.0%
___________
(1)Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.
N/M = Not meaningful.

Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Rooms	$885	$850	4.1%	$1,738	$1,670	4.1%
Food and beverage	447	415	7.7%	920	846	8.7%
Other	134	128	4.7%	279	258	8.1%
Total revenues	$1,466	$1,393	5.2%	$2,937	$2,774	5.9%

Total revenues for the second quarter and year-to-date increased 5.2% and 5.9%, respectively, compared to 2023, primarily due to the resumption of operations at The Ritz-Carlton, Naples, which was closed during the first half of 2023 as a result of Hurricane Ian, and the results of 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024 (the “Nashville Acquisition”). The increase was partially offset by the closure of Alila Ventana Big Sur, which closed at the end of March 2024 and reopened on May 22, 2024. In addition, strong group business led to improvements in food and beverage revenues.
Rooms. Total rooms revenues increased $35 million, or 4.1%, and $68 million, or 4.1%, for the second quarter and year-to-date, respectively, compared to 2023, reflecting the reopening of The Ritz-Carlton, Naples and the Nashville Acquisition, partially offset by the closure of Alila Ventana Big Sur. Rooms revenues at our comparable hotels increased $1 million, or 0.1%, for the second quarter driven by an increase in occupancy. Year-to-date, comparable hotel rooms revenues remained flat due to an increase in occupancy, offset by a decrease in average room rate.
Food and beverage. Total food and beverage ("F&B") revenues increased $32 million, or 7.7%, for the quarter and $74 million, or 8.7%, year-to-date compared to 2023, due to the reopening of The Ritz-Carlton, Naples and the Nashville Acquisition. Comparable F&B revenues increased $6 million, or 1.4%, and $24 million, or 2.8%, for the quarter and year-to-date, respectively, driven by improvements in banquet and audio-visual revenues at convention hotels as group demand continues to recover.
Other revenues. Total other revenues increased $6 million, or 4.7%, and $21 million, or 8.1%, for the quarter and year-to-date, respectively, compared to 2023, driven by the reopening of The Ritz-Carlton, Naples and the Nashville Acquisition. The increase for the quarter was slightly offset by the decrease at our comparable hotels in other revenues of $1 million, or 0.8%, primarily due to the expected normalization of attrition and cancellation revenues. The year-to-date increase reflects the increase in other revenues at our comparable hotels of $9 million, or 3.5%, primarily due to an increase in ancillary revenues, as well as elevated levels of attrition and cancelation fees recorded in the first quarter related to Hyatt Regency Maui Resort and Spa.

Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2024	2023	Change	2024	2023	Change
Expenses:
Rooms	$214	$201	6.5%	$416	$394	5.6%
Food and beverage	286	263	8.7%	581	532	9.2%
Other departmental and support expenses	343	323	6.2%	677	638	6.1%
Management fees	69	69	—%	138	134	3.0%
Other property-level expenses	101	93	8.6%	205	184	11.4%
Depreciation and amortization	188	168	11.9%	368	337	9.2%
Total property-level operating expenses	$1,201	$1,117	7.5%	$2,385	$2,219	7.5%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses. For both second quarter and year-to-date of 2024, these expenses increased approximately 5% on a per available room basis, respectively, compared to 2023, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2024.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the second quarter and year-to-date of 2024 compared to 2023 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increases in revenues due to the reopening of The Ritz-Carlton, Naples, the Nashville Acquisition, and reflected changes in our comparable hotels results, as described below:
Rooms. Rooms expenses increased $13 million, or 6.5%, and $22 million, or 5.6%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $6 million, or 3.0%, and $11 million, or 2.8%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $23 million, or 8.7%, and $49 million, or 9.2%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $5 million, or 1.9%, and $19 million, or 3.6%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues increased slightly year over year reflecting an increase in F&B wage and benefit expenses.
Other departmental and support expenses. Other departmental and support expenses increased $20 million, or 6.2%, and $39 million, or 6.1%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $10 million, or 3.0%, and $22 million, or 3.5%, for the quarter and year-to-date, respectively. These increases were primarily due to higher wage expense.
Management fees. Total management fees were flat for the quarter and increased $4 million, or 3.0%, year-to-date. Base management fees, which generally are calculated as a percentage of total revenues, increased $3 million, or 7.7%, and $6 million, or 7.8%, for the quarter and year-to-date, respectively. At our comparable hotels, base management fees increased $1 million, or 1.7%, and $2 million, or 2.7%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $3 million, or 10.0%, and $2 million, or 3.5%, for the quarter and year-to-date, respectively. At our comparable hotels, incentive management fees decreased $4 million, or 13.7%, and $6 million, or 10.1%, for the quarter and year-to-date, respectively.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $8 million, or 8.6%, and $21 million, or 11.4%, for the quarter and year-to-date, respectively, due primarily to increases in property insurance premiums. Other property-level expenses at our comparable hotels increased $6 million, or 7.0%, and $16 million, or 8.5%, for the quarter and year-to-date, respectively.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
General and administrative costs	$24	$20	$45	$41
Non-cash stock-based compensation expense	5	6	11	13
Litigation accruals	—	4	—	7
Total	$29	$30	$56	$61
Gain on insurance settlements. In 2024, we recorded a gain on insurance consisting of $47 million related to property insurance proceeds and $19 million for receipt of business interruption proceeds relating to Hurricane Ian. Additionally, we recorded $21 million for receipt of business interruption proceeds relating to Maui wildfires in final settlement of claims relating to the wildfires.
Interest expense. Interest expense increased for the quarter and year-to-date due primarily to an increase in interest rates on our floating rate debt, as well as higher outstanding debt balances during 2024. The following table details our interest expense for the quarter (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Cash interest expense ⁽¹⁾	$47	$42	$92	$85
Non-cash interest expense	3	3	5	5
Non-cash debt extinguishment costs	—	—	—	1
Cash debt extinguishment costs ⁽¹⁾	—	—	—	3
Total interest expense	$50	$45	$97	$94
_________
(1)Including the change in accrued interest, total cash interest paid was $52 million and $50 million for the quarters ended June 30, 2024 and 2023, respectively, and $91 million and $90 million year-to-date 2024 and 2023, respectively.
Other gains. Other gains in 2023 reflected the gain on sale of The Camby, Autograph Collection.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the second quarter and year-to-date of 2024, we recorded a net income tax provision of $16 million and $14 million, respectively, due primarily to the profitability of hotel operations retained by the TRS.

Comparable Hotel RevPAR Overview
We discuss operating results for our hotels on a comparable hotel basis. Comparable hotels are those properties that are consolidated as of the end of the reporting period. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarters and year-to-date ended June 30, 2024 and 2023, respectively, on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of June 30, 2024		Quarter ended June 30, 2024				Quarter ended June 30, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$519.87	69.5%	$361.34	$629.52	$538.70	69.6%	$374.98	$646.85	(3.6%)	(2.7%)
Jacksonville	1	446	550.05	86.4%	475.21	1,051.33	549.95	82.1%	451.53	974.60	5.2%	7.9%
Maui/Oahu	4	2,006	528.77	63.9%	338.11	532.71	594.07	73.7%	437.96	678.06	(22.8)%	(21.4)%
Phoenix	3	1,545	381.00	73.9%	281.53	672.33	372.81	73.6%	274.51	651.73	2.6%	3.2%
Florida Gulf Coast	4	1,403	343.63	73.3%	251.90	546.59	347.67	74.5%	258.88	548.82	(2.7)%	(0.4)%
Nashville	2	721	372.01	87.9%	327.05	513.45	372.17	79.4%	295.66	441.87	10.6%	16.2%
Orlando	2	2,448	362.78	70.4%	255.42	520.59	363.44	73.4%	266.90	542.00	(4.3)%	(4.0)%
New York	2	2,486	362.54	86.9%	315.07	456.84	346.21	84.3%	291.87	423.84	7.9%	7.8%
San Diego	3	3,294	294.68	83.0%	244.53	448.79	281.16	83.1%	233.70	432.22	4.6%	3.8%
Los Angeles/Orange County	3	1,067	289.81	80.4%	233.00	347.78	297.22	82.4%	245.01	352.37	(4.9)%	(1.3)%
Washington, D.C. (CBD)	5	3,245	325.59	77.2%	251.26	358.58	312.23	78.0%	243.43	346.51	3.2%	3.5%
Boston	2	1,496	304.22	87.2%	265.32	338.20	293.70	83.0%	243.74	311.38	8.9%	8.6%
Northern Virginia	2	916	274.53	77.0%	211.30	323.51	261.74	73.7%	192.88	292.30	9.6%	10.7%
Philadelphia	2	810	258.20	85.1%	219.67	331.95	249.51	83.5%	208.44	327.91	5.4%	1.2%
Austin	2	767	256.35	73.4%	188.25	328.50	257.48	70.8%	182.18	327.53	3.3%	0.3%
San Francisco/San Jose	6	4,162	228.30	69.3%	158.29	230.28	235.44	66.6%	156.72	230.73	1.0%	(0.2)%
Houston	5	1,942	214.28	71.7%	153.58	211.57	208.54	72.3%	150.82	207.78	1.8%	1.8%
Chicago	3	1,562	279.14	76.4%	213.15	300.37	278.93	76.2%	212.54	303.24	0.3%	(0.9)%
New Orleans	1	1,333	198.40	73.9%	146.60	223.37	208.75	75.0%	156.55	241.38	(6.4)%	(7.5)%
Seattle	2	1,315	256.89	74.5%	191.36	258.07	241.55	72.9%	176.09	237.33	8.7%	8.7%
San Antonio	2	1,512	217.72	61.9%	134.72	211.25	214.90	63.9%	137.37	219.40	(1.9)%	(3.7)%
Atlanta	2	810	206.36	60.3%	124.39	214.15	194.10	76.0%	147.44	239.70	(15.6)%	(10.7)%
Denver	3	1,342	206.20	74.1%	152.71	233.83	196.19	66.2%	129.88	190.82	17.6%	22.5%
Other	9	3,007	251.87	69.8%	175.89	269.14	251.67	69.3%	174.36	268.05	0.9%	0.4%
Domestic	72	40,673	304.69	74.7%	227.62	373.93	305.05	74.7%	227.80	373.25	(0.1)%	0.2%

International	5	1,499	203.66	65.8%	133.98	212.97	193.42	62.7%	121.31	184.99	10.4%	15.1%
All Locations	77	42,172	$301.52	74.4%	$224.29	$368.25	$301.70	74.3%	$224.02	$366.60	0.1%	0.5%

Comparable Hotel Results by Location

	As of June 30, 2024		Year-to-date ended June 30, 2024				Year-to-date ended June 30, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$582.35	75.7%	$441.05	$748.58	$594.02	73.8%	$438.09	$753.95	0.7%	(0.7%)
Jacksonville	1	446	540.90	75.5%	408.26	912.76	532.21	74.7%	397.60	872.26	2.7%	4.6%
Maui/Oahu	4	2,006	534.73	68.3%	364.97	582.11	599.89	75.0%	449.74	689.14	(18.8)%	(15.5)%
Phoenix	3	1,545	438.15	77.6%	339.94	763.44	455.18	78.0%	355.17	764.31	(4.3)%	(0.1)%
Florida Gulf Coast	4	1,403	392.30	76.7%	300.97	643.27	392.92	77.3%	303.85	654.14	(0.9)%	(1.7)%
Nashville	2	721	343.99	80.9%	278.21	449.95	343.90	74.8%	257.36	380.80	8.1%	18.2%
Orlando	2	2,448	385.51	72.3%	278.78	579.09	395.90	74.7%	295.85	591.62	(5.8)%	(2.1)%
New York	2	2,486	328.99	80.5%	264.68	387.16	316.51	78.8%	249.47	369.18	6.1%	4.9%
San Diego	3	3,294	294.48	80.2%	236.10	450.75	282.01	80.1%	225.75	427.16	4.6%	5.5%
Los Angeles/Orange County	3	1,067	294.25	77.6%	228.40	341.24	296.97	81.2%	241.12	352.91	(5.3)%	(3.3)%
Washington, D.C. (CBD)	5	3,245	302.50	72.0%	217.86	314.69	293.53	71.1%	208.82	304.05	4.3%	3.5%
Boston	2	1,496	269.16	77.5%	208.70	279.99	256.23	76.1%	195.06	262.66	7.0%	6.6%
Northern Virginia	2	916	260.28	72.4%	188.42	294.70	245.58	69.7%	171.08	259.21	10.1%	13.7%
Philadelphia	2	810	232.64	78.9%	183.63	280.42	229.68	78.9%	181.17	283.96	1.4%	(1.2)%
Austin	2	767	265.62	69.1%	183.49	326.16	273.23	70.4%	192.43	343.15	(4.6)%	(5.0)%
San Francisco/San Jose	6	4,162	257.95	66.7%	171.98	255.34	261.73	63.7%	166.68	249.04	3.2%	2.5%
Houston	5	1,942	218.79	73.1%	160.01	221.44	206.36	72.8%	150.32	208.68	6.4%	6.1%
Chicago	3	1,562	237.03	66.0%	156.45	222.96	238.80	64.0%	152.79	219.73	2.4%	1.5%
New Orleans	1	1,333	204.89	74.2%	152.12	238.46	215.24	74.0%	159.23	240.08	(4.5)%	(0.7)%
Seattle	2	1,315	237.85	63.6%	151.21	210.28	223.18	63.1%	140.79	196.97	7.4%	6.8%
San Antonio	2	1,512	223.81	64.0%	143.24	231.99	227.23	67.0%	152.20	242.68	(5.9)%	(4.4)%
Atlanta	2	810	210.00	61.0%	128.02	220.97	195.42	75.0%	146.53	241.17	(12.6)%	(8.4)%
Denver	3	1,342	193.88	64.7%	125.38	196.68	185.96	57.5%	106.90	152.98	17.3%	28.6%
Other	9	3,007	285.81	63.9%	182.66	282.56	291.21	63.6%	185.23	284.76	(1.4)%	(0.8)%
Domestic	72	40,673	310.69	71.8%	223.21	375.23	313.20	71.7%	224.64	373.32	(0.6)%	0.5%

International	5	1,499	189.84	61.0%	115.73	176.21	182.51	61.5%	112.29	165.31	3.1%	6.6%
All Locations	77	42,172	$307.04	71.5%	$219.40	$368.20	$309.20	71.4%	$220.65	$365.97	(0.6)%	0.6%

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2024	2023	Quarter ended June 30, 2024				Quarter ended June 30, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$519.87	69.5%	$361.34	$629.52	$538.70	69.6%	$374.98	$646.85	(3.6%)	(2.7%)
Jacksonville	1	1	550.05	86.4%	475.21	1,051.33	549.95	82.1%	451.53	974.60	5.2%	7.9%
Maui/Oahu	4	4	528.77	63.9%	338.11	532.71	594.07	73.7%	437.96	678.06	(22.8)%	(21.4)%
Phoenix	3	3	381.00	73.9%	281.53	672.33	372.81	73.6%	274.51	651.73	2.6%	3.2%
Florida Gulf Coast	5	5	441.33	72.2%	318.58	699.93	347.63	56.5%	196.31	418.47	62.3%	67.3%
Nashville	2	—	377.43	88.2%	332.78	520.89	—	—%	—	—	—%	—%
Orlando	2	2	362.78	70.4%	255.42	520.59	363.44	73.4%	266.90	542.00	(4.3)%	(4.0)%
New York	2	2	362.54	86.9%	315.07	456.84	346.21	84.3%	291.87	423.84	7.9%	7.8%
San Diego	3	3	294.68	83.0%	244.53	448.79	281.16	83.1%	233.70	432.22	4.6%	3.8%
Los Angeles/Orange County	3	3	289.81	80.4%	233.00	347.78	297.22	82.4%	245.01	352.37	(4.9)%	(1.3)%
Washington, D.C. (CBD)	5	5	325.59	77.2%	251.26	358.58	312.23	78.0%	243.43	346.51	3.2%	3.5%
Boston	2	2	304.22	87.2%	265.32	338.20	293.70	83.0%	243.74	311.38	8.9%	8.6%
Northern Virginia	2	2	274.53	77.0%	211.30	323.51	261.74	73.7%	192.88	292.30	9.6%	10.7%
Philadelphia	2	2	258.20	85.1%	219.67	331.95	249.51	83.5%	208.44	327.91	5.4%	1.2%
Austin	2	2	256.35	73.4%	188.25	328.50	257.48	70.8%	182.18	327.53	3.3%	0.3%
San Francisco/San Jose	6	6	228.30	69.3%	158.29	230.28	235.44	66.6%	156.72	230.73	1.0%	(0.2)%
Houston	5	5	214.28	71.7%	153.58	211.57	208.54	72.3%	150.82	207.78	1.8%	1.8%
Chicago	3	3	279.14	76.4%	213.15	300.37	278.93	76.2%	212.54	303.24	0.3%	(0.9)%
New Orleans	1	1	198.40	73.9%	146.60	223.37	208.75	75.0%	156.55	241.38	(6.4)%	(7.5)%
Seattle	2	2	256.89	74.5%	191.36	258.07	241.55	72.9%	176.09	237.33	8.7%	8.7%
San Antonio	2	2	217.72	61.9%	134.72	211.25	214.90	63.9%	137.37	219.40	(1.9)%	(3.7)%
Atlanta	2	2	206.36	60.3%	124.39	214.15	194.10	76.0%	147.44	239.70	(15.6)%	(10.7)%
Denver	3	3	206.20	74.1%	152.71	233.83	196.19	66.2%	129.88	190.82	17.6%	22.5%
Other	10	10	267.11	69.3%	185.14	283.33	287.69	69.7%	200.45	306.65	(7.6)%	(7.6)%
Domestic	74	72	310.33	74.6%	231.38	383.57	306.27	73.8%	226.00	370.82	2.4%	3.4%

International	5	5	203.66	65.8%	133.98	212.97	193.42	62.7%	121.31	184.99	10.4%	15.1%
All Locations	79	77	$307.00	74.3%	$227.95	$377.61	$302.82	73.4%	$222.26	$364.22	2.6%	3.7%

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2024	2023	Year-to-date ended June 30, 2024				Year-to-date ended June 30, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$582.35	75.7%	$441.05	$748.58	$594.02	73.8%	$438.09	$753.95	0.7%	(0.7%)
Jacksonville	1	1	540.90	75.5%	408.26	912.76	532.21	74.7%	397.60	872.26	2.7%	4.6%
Maui/Oahu	4	4	534.73	68.3%	364.97	582.11	599.89	75.0%	449.74	689.14	(18.8)%	(15.5)%
Phoenix	3	3	438.15	77.6%	339.94	763.44	446.98	78.0%	348.64	738.46	(2.5)%	3.4%
Florida Gulf Coast	5	5	527.47	76.5%	403.65	841.52	392.96	58.6%	230.46	497.70	75.2%	69.1%
Nashville	2	—	377.43	88.2%	332.78	520.89	—	—%	—	—	—%	—%
Orlando	2	2	385.51	72.3%	278.78	579.09	395.90	74.7%	295.85	591.62	(5.8)%	(2.1)%
New York	2	2	328.99	80.5%	264.68	387.16	316.51	78.8%	249.47	369.18	6.1%	4.9%
San Diego	3	3	294.48	80.2%	236.10	450.75	282.01	80.1%	225.75	427.16	4.6%	5.5%
Los Angeles/Orange County	3	3	294.25	77.6%	228.40	341.24	296.97	81.2%	241.12	352.91	(5.3)%	(3.3)%
Washington, D.C. (CBD)	5	5	302.50	72.0%	217.86	314.69	293.53	71.1%	208.82	304.05	4.3%	3.5%
Boston	2	2	269.16	77.5%	208.70	279.99	256.23	76.1%	195.06	262.66	7.0%	6.6%
Northern Virginia	2	2	260.28	72.4%	188.42	294.70	245.58	69.7%	171.08	259.21	10.1%	13.7%
Philadelphia	2	2	232.64	78.9%	183.63	280.42	229.68	78.9%	181.17	283.96	1.4%	(1.2)%
Austin	2	2	265.62	69.1%	183.49	326.16	273.23	70.4%	192.43	343.15	(4.6)%	(5.0)%
San Francisco/San Jose	6	6	257.95	66.7%	171.98	255.34	261.73	63.7%	166.68	249.04	3.2%	2.5%
Houston	5	5	218.79	73.1%	160.01	221.44	206.36	72.8%	150.32	208.68	6.4%	6.1%
Chicago	3	3	237.03	66.0%	156.45	222.96	238.80	64.0%	152.79	219.73	2.4%	1.5%
New Orleans	1	1	204.89	74.2%	152.12	238.46	215.24	74.0%	159.23	240.08	(4.5)%	(0.7)%
Seattle	2	2	237.85	63.6%	151.21	210.28	223.18	63.1%	140.79	196.97	7.4%	6.8%
San Antonio	2	2	223.81	64.0%	143.24	231.99	227.23	67.0%	152.20	242.68	(5.9)%	(4.4)%
Atlanta	2	2	210.00	61.0%	128.02	220.97	195.42	75.0%	146.53	241.17	(12.6)%	(8.4)%
Denver	3	3	193.88	64.7%	125.38	196.68	185.96	57.5%	106.90	152.98	17.3%	28.6%
Other	10	10	305.62	63.8%	195.13	302.05	319.34	64.0%	204.29	314.22	(4.5)%	(3.9)%
Domestic	74	72	319.57	71.8%	229.57	388.56	314.56	70.9%	223.06	371.23	2.9%	4.7%

International	5	5	189.84	61.0%	115.73	176.21	182.51	61.5%	112.29	165.31	3.1%	6.6%
All Locations	79	77	$315.65	71.5%	$225.54	$381.09	$310.46	70.6%	$219.11	$363.94	2.9%	4.7%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2023 room sales. The information below is derived from business mix results from the 77 comparable hotels owned as of June 30, 2024. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the second quarter, group revenue increased by 7.7%, compared to 2023, driven by a 2.8% increase in room nights sold and a 4.8% increase in average rate, as demand continued to improve at our convention and downtown properties. The growth in group business was offset by a 5.0% decline in transient revenue, reflecting the impacts of the Maui wildfires and moderating leisure demand.

The following are the results of our transient, group and contract business:

	Quarter ended June 30, 2024			Year-to-date ended June 30, 2024
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,518	1,155	186	2,855	2,278	359
Percent change in room nights vs. same period in 2023	(2.2%)	2.8%	5.1%	(2.0%)	3.4%	6.2%
Rooms revenues (in millions)	$498	$326	$38	$957	$656	$73
Percent change in revenues vs. same period in 2023	(5.0%)	7.7%	12.3%	(4.9%)	6.5%	15.2%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Subsequent to quarter end, we paid $954 million, which is net of deposits made during the second quarter, to complete the acquisitions of the 1 Hotel Central Park and Turtle Bay Resort. Our next significant debt maturity is $500 million of senior notes due in June 2025.
Capital Resources. As of June 30, 2024, we had $805 million of cash and cash equivalents, $242 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. Subsequent to quarter end, we drew $525 million under the revolver portion of our credit facility to facilitate the acquisitions of 1 Hotel Central Park and Turtle Bay Resort and now have $970 million of available capacity. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the second quarter of 2024, we repurchased 2.8 million shares of Host Inc. common stock at an average price of $17.81 per share, exclusive of commissions, through our common share repurchase program for a total of $50 million. At June 30, 2024, we had $742 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the second quarter of 2024. As of June 30, 2024, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2024, net cash provided by operating activities was $818 million compared to $820 million for year-to-date in 2023.
Cash Used in Investing Activities. Net cash used in investing activities was $775 million year-to-date in 2024 compared to $275 million for year-to-date in 2023. Cash used in investing activities year-to-date in 2024 and 2023 primarily related to $224 million and $323 million of capital expenditures, respectively, investments in our joint ventures, and the acquisition of two hotels in second quarter of 2024. Cash provided by investing activities in 2023 included the sale of The Camby, Autograph Collection, with proceeds of $34 million, which is net of a $72 million loan issued to the buyer in connection with the sale.
The following table summarizes significant acquisitions that have been completed through July 31, 2024 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions
July	2024	Acquisition of The Ritz-Carlton O'ahu, Turtle Bay (1)	$(680)
July	2024	Acquisition of 1 Hotel Central Park	(265)
April	2024	Acquisition of 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown	(530)
		Total acquisitions	$(1,475)
___________
(1)Investment amount represents a sales price of $725 million net of key money to be received from Marriott International in connection with the conversion of the property to The Ritz-Carlton brand and includes the acquisition of a 49-acre land parcel entitled for development.

Cash Used in Financing Activities. Year-to-date in 2024, net cash used in financing activities was $353 million compared to $396 million for year-to-date in 2023. Cash used in financing activities in both 2024 and 2023 primarily related to the payment of common stock dividends and common stock repurchases, while 2024 also included the repayment of senior notes. Cash provided by financing activities in 2024 included the issuance of $600 million of senior notes.
The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed through July 31, 2024 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt issuances
March - July	2024	Net draws on the revolver portion of the credit facility	$525
May	2024	Issuance of $600 million 5.7% Series K senior notes	584
		Total issuances	$1,109
The following table summarizes significant debt repayments, that have been completed through July 31, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt repayments
April	2024	Repayment of $400 million 3 ⅞% Series G senior notes	$(400)
		Total cash repayments	$(400)
The following table summarizes significant equity transactions that have been completed through July 31, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - July	2024	Dividend payments⁽¹⁾⁽²⁾	$(597)
May - June	2024	Repurchase of 2.8 million shares of Host Inc. common stock	(50)
		Cash payments on equity transactions	$(647)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $606 million to its common OP unit holders.

(2)Includes the fourth quarter 2023 dividend that was paid in January 2024.
Debt
As of June 30, 2024, our total debt was $4.4 billion, with a weighted average interest rate of 4.8% and a weighted average maturity of 5.0 years. Additionally, 77% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
Senior Notes. On April 1, 2024, we repaid our $400 million 3⅞% Series G senior notes at maturity. On May 10, 2024, Host L.P. issued $600 million of 5.700% Series K senior notes in an underwritten public offering for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The Series K senior notes are due in July 2034 and interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2025. The Series K senior notes were issued as a “green bond,” and we intend to allocate an amount equal to the net proceeds from the sale of the Series K senior notes to finance and/or refinance one or more eligible green projects, including the April 2024 acquisition of the 1 Hotel Nashville and Embassy Suites by Nashville Downtown, each of which has received LEED Silver certification. Following the allocation to eligible green projects, the net proceeds of this issuance were used to repay the remaining $215 million of borrowings outstanding under the revolver portion of our senior credit facility. The Series K senior notes are not redeemable prior to 90 days before the July 1, 2034 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series K senior notes have covenants similar to all other series of our outstanding senior notes.

Credit Facility. On June 28, 2024, Host L.P. entered into an amendment to its senior credit facility for the purpose of replacing the Canadian dollar benchmark interest rate with a new interest rate based on the Canadian Overnight Repo Rate Average administered and published by the Bank of Canada (“CORRA”). We do not currently have any credit facility borrowings denominated in Canadian dollars.
Additionally, effective June 26, 2024, we achieved a milestone in our progress toward both our renewable energy goal and our green building certifications goal, resulting in receiving the maximum benefit of the basis point reductions in the interest rate on borrowings under the credit facility. As a result, the applicable margin on the interest rate on our term loans has been reduced by 5 basis points, the interest rate on our revolver has been reduced by 4 basis points, and our facility fee has been reduced by 1 basis point.
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
At June 30, 2024, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.1x	Maximum ratio of 7.25x
Fixed charge coverage ratio	6.4x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	8.4x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2024:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	485%	Minimum ratio of 150%
Total indebtedness to total assets	21%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	8.3x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2023.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2024, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On June 13, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on July 15, 2024 to stockholders of record on June 28, 2024. All future dividends are subject to Board approval.
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
Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in gain on insurance settlements on our condensed consolidated statements of operations. Business interruption insurance gains covering lost revenues while the property was considered non-comparable also will be excluded from the comparable hotel results.
Of the 79 hotels that we owned as of June 30, 2024, 77 have been classified as comparable hotels. The operating results of the following properties that we owned as of June 30, 2024 are excluded from comparable hotel results for these periods:
•Alila Ventana Big Sur (business disruption due to the collapse of a portion of Highway 1, causing closure of the hotel beginning in March 2024, reopened in May 2024);
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Net income	$242	$214	$514	$505
Interest expense	50	45	97	94
Depreciation and amortization	188	168	368	337
Income taxes	16	14	14	12
EBITDA	496	441	993	948
Gain on dispositions⁽¹⁾	—	—	—	(69)
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(4)	(10)	(11)
Pro rata EBITDAre of equity investments(2)	8	9	23	22
EBITDAre	502	446	1,006	890
Adjustments to EBITDAre:
Gain on property insurance settlement	(26)	—	(47)	—
Adjusted EBITDAre	$476	$446	$959	$890
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
(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Net income	$242	$214	$514	$505
Less: Net income attributable to non-controlling interests	(3)	(4)	(7)	(8)
Net income attributable to Host Inc.	239	210	507	497
Adjustments:
Gain on dispositions⁽¹⁾	—	—	—	(69)
Gain on property insurance settlement	(26)	—	(47)	—
Depreciation and amortization	187	168	367	336
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(4)	(10)	(11)
Pro rata FFO of equity investments(2)	4	6	13	16
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(3)	(3)	(5)	(4)
NAREIT FFO	399	377	825	765
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	—	4
Adjusted FFO	$399	$377	$825	$769

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	705.9	713.2	705.8	714.2
Diluted earnings per common share	$0.34	$0.29	$0.72	$0.70
NAREIT FFO per diluted share	$0.57	$0.53	$1.17	$1.07
Adjusted FFO per diluted share	$0.57	$0.53	$1.17	$1.08
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2024	2023	2024	2023
Number of hotels	77	77	77	77
Number of rooms	42,172	42,172	42,172	42,172
Change in comparable hotel Total RevPAR	0.5%	—	0.6%	—
Change in comparable hotel RevPAR	0.1%	—	(0.6%)	—
Operating profit margin⁽¹⁾	19.9%	17.9%	19.9%	17.9%
Comparable hotel EBITDA margin⁽¹⁾	32.6%	32.7%	31.9%	32.7%
Food and beverage profit margin⁽¹⁾	36.0%	36.6%	36.8%	37.1%
Comparable hotel food and beverage profit margin⁽¹⁾	36.5%	36.9%	37.0%	37.4%

Net income	$242	$214	$514	$505
Depreciation and amortization	188	168	368	337
Interest expense	50	45	97	94
Provision for income taxes	16	14	14	12
Gain on sale of property and corporate level income/expense	(13)	6	(33)	(53)
Property transaction adjustments⁽²⁾	1	12	10	15
Non-comparable hotel results, net⁽³⁾	(23)	2	(66)	5
Comparable hotel EBITDA	$461	$461	$904	$915
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended June 30, 2024					Quarter ended June 30, 2023
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$885	$3	$(26)	$—	$862	$850	$19	$(8)	$—	$861
Food and beverage	447	2	(23)	—	426	415	8	(3)	—	420
Other	134	—	(7)	—	127	128	2	(2)	—	128
Total revenues	1,466	5	(56)	—	1,415	1,393	29	(13)	—	1,409
Expenses
Room	214	1	(6)	—	209	201	4	(2)	—	203
Food and beverage	286	1	(17)	—	270	263	5	(3)	—	265
Other	513	2	(19)	—	496	485	8	(10)	—	483
Depreciation and amortization	188	—	—	(188)	—	168	—	—	(168)	—
Corporate and other expenses	29	—	—	(29)	—	30	—	—	(30)	—
Gain on insurance settlements	(56)	—	9	26	(21)	(3)	—	—	—	(3)
Total expenses	1,174	4	(33)	(191)	954	1,144	17	(15)	(198)	948
Operating Profit - Comparable hotel EBITDA	$292	$1	$(23)	$191	$461	$249	$12	$2	$198	$461

	Year-to-date ended June 30, 2024					Year-to-date ended June 30, 2023
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$1,738	$18	$(70)	$—	$1,686	$1,670	$29	$(13)	$—	$1,686
Food and beverage	920	10	(54)	—	876	846	11	(5)	—	852
Other	279	2	(13)	—	268	258	3	(2)	—	259
Total revenues	2,937	30	(137)	—	2,830	2,774	43	(20)	—	2,797
Expenses
Room	416	4	(12)	—	408	394	7	(4)	—	397
Food and beverage	581	7	(36)	—	552	532	8	(7)	—	533
Other	1,020	9	(42)	—	987	956	13	(14)	—	955
Depreciation and amortization	368	—	—	(368)	—	337	—	—	(337)	—
Corporate and other expenses	56	—	—	(56)	—	61	—	—	(61)	—
Gain on insurance settlements	(87)	—	19	47	(21)	(3)	—	—	—	(3)
Total expenses	2,354	20	(71)	(377)	1,926	2,277	28	(25)	(398)	1,882
Operating Profit - Comparable hotel EBITDA	$583	$10	$(66)	$377	$904	$497	$15	$5	$398	$915
(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of the reporting date, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of the reporting date.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our condensed consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds covering lost revenues while the property was considered non-comparable.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of June 30, 2024 and December 31, 2023, 77% and 76%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of June 30, 2024, we do not have any interest rate derivatives outstanding. See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first half of 2024. We currently have three foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($74 million), which will mature in August 2024. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	—	$—	—	$792
May 1, 2024 - May 31, 2024	1,687,015	17.78	1,687,015	762
June 1, 2024 - June 30, 2024	1,120,197	17.86	1,120,197	742
Total	2,807,212	$17.81	2,807,212	$742
___________
*Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2024 - April 30, 2024	28,424	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 1, 2024 - May 31, 2024	1,674,502	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
June 1, 2024 - June 30, 2024	1,111,400	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	2,814,326			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.
**    Reflects (i) 1,651,517 common OP units repurchased to fund the repurchase by Host Inc. of 1,687,015 shares of common stock as part of its publicly announced share repurchase program, and (ii) 22,985 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

***    Reflects (i) 1,096,626 common OP units repurchased to fund the repurchase by Host Inc. of 1,120,197 shares of common stock as part of its publicly announced share repurchase program, and (ii) 14,774 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
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

4.11
Eighth Supplemental Indenture, dated May 10, 2024, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on May 10, 2024).

10	Material Contracts

10.13
Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2024 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 5, 2024).

10.14*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for performance objective based vesting awards.

10.15*	Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards.

10.16*	First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 28, 2024, by and between Host Hotels & Resorts, L.P. and Bank of America, N.A., as administrative agent.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†*	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

August 2, 2024	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

August 2, 2024	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.