Form 10-Q
period 2024-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2024-11-08
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2024
OR
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
As of November 8, 2024, there were 699,029,274 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2024 and December 31, 2023
(in millions, except share and per share amounts)

	September 30, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$10,962	$9,624
Right-of-use assets	549	550
Due from managers	77	128
Advances to and investments in affiliates	162	126
Furniture, fixtures and equipment replacement fund	240	217
Notes receivable	78	72
Other	448	382
Cash and cash equivalents	564	1,144
Total assets	$13,080	$12,243

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,991	$3,120
Credit facility, including the term loans of $997	991	989
Mortgage and other debt	99	100
Total debt	5,081	4,209
Lease liabilities	559	563
Accounts payable and accrued expenses	248	408
Due to managers	77	64
Other	233	173
Total liabilities	6,198	5,417

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	167	189

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 699.0 million shares and 703.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,454	7,535
Accumulated other comprehensive loss	(75)	(70)
Deficit	(674)	(839)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,712	6,633
Non-redeemable non-controlling interests—other consolidated partnerships	3	4
Total equity	6,715	6,637
Total liabilities, non-controlling interests and equity	$13,080	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
REVENUES
Rooms	$825	$777	$2,563	$2,447
Food and beverage	365	328	1,285	1,174
Other	129	109	408	367
Total revenues	1,319	1,214	4,256	3,988
EXPENSES
Rooms	216	196	632	590
Food and beverage	267	241	848	773
Other departmental and support expenses	345	314	1,022	952
Management fees	55	51	193	185
Other property-level expenses	108	106	313	290
Depreciation and amortization	197	174	565	511
Corporate and other expenses	25	29	81	90
Gain on insurance settlements	(29)	(54)	(116)	(57)
Total operating costs and expenses	1,184	1,057	3,538	3,334
OPERATING PROFIT	135	157	718	654
Interest income	11	22	43	56
Interest expense	(59)	(48)	(156)	(142)
Other gains	1	1	1	70
Equity in earnings (losses) of affiliates	2	(4)	12	7
INCOME BEFORE INCOME TAXES	90	128	618	645
Provision for income taxes	(6)	(15)	(20)	(27)
NET INCOME	84	113	598	618
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(10)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$82	$111	$589	$608
Basic earnings per common share	$0.12	$0.16	$0.84	$0.85
Diluted earnings per common share	$0.12	$0.16	$0.84	$0.85

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
NET INCOME	$84	$113	$598	$618
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	2	(4)	(7)	2
Change in fair value of derivative instruments	1	1	2	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(3)	(5)	2
COMPREHENSIVE INCOME	87	110	593	620
Less: Comprehensive income attributable to non-controlling interests	(2)	(2)	(9)	(10)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$85	$108	$584	$610

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions)

	Year-to-date ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$598	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	511
Amortization of finance costs, discounts and premiums, net	7	7
Loss on debt extinguishment	—	4
Stock-based compensation expense	17	19
Other gains	(1)	(70)
Gain on property insurance settlement	(76)	—
Equity in earnings of affiliates	(12)	(7)
Change in due from/to managers	51	16
Distributions from investments in affiliates	14	20
Property insurance proceeds - remediation costs	4	101
Payments for inventory costs	(36)	—
Changes in other assets	(14)	(13)
Changes in other liabilities	50	(72)
Net cash provided by operating activities	1,167	1,134

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34
Proceeds from (issuance of) loan receivable	(6)	163
Return of investments in affiliates	1	—
Advances to and investments in affiliates	(42)	(22)
Acquisitions	(1,503)	—
Capital expenditures:
Renewals and replacements	(211)	(332)
Return on investment	(164)	(140)
Property insurance proceeds	74	34
Net cash used in investing activities	(1,851)	(263)

FINANCING ACTIVITIES
Financing costs	(12)	(10)
Issuances of debt	1,279	—
Draws on credit facility	890	—
Repayment of credit facility	(890)	—
Repurchase/redemption of senior notes	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Debt extinguishment costs	—	(3)
Common stock repurchases	(107)	(150)
Dividends on common stock	(598)	(420)
Distributions and payments to non-controlling interests	(9)	(7)
Other financing activities	(22)	(14)
Net cash provided by (used in) financing activities	129	(606)
Effects of exchange rate changes on cash held	(2)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(557)	265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$806	$1,139

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$564	$916
Restricted cash (included in other assets)	2	5
Cash included in furniture, fixtures and equipment replacement fund	240	218
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$806	$1,139
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2024	2023
Total interest paid	$131	$129
Income taxes paid	$6	$5
Supplemental schedule of noncash investing and financing activities:
In 2024, non-cash consideration for the acquisition of The Ritz-Carlton O'ahu, Turtle Bay included the assumption of hotel level liabilities of approximately $15 million, consisting primarily of advanced deposits received from guests for future stays that were retained by the seller.
In connection with the sale of The Camby, Autograph Collection in March 2023, we issued a $72 million loan to the buyer. The proceeds received from the sale are net of the loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2024 and December 31, 2023
(in millions)

	September 30, 2024	December 31, 2023
	unaudited
ASSETS
Property and equipment, net	$10,962	$9,624
Right-of-use assets	549	550
Due from managers	77	128
Advances to and investments in affiliates	162	126
Furniture, fixtures and equipment replacement fund	240	217
Notes receivable	78	72
Other	448	382
Cash and cash equivalents	564	1,144
Total assets	$13,080	$12,243

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,991	$3,120
Credit facility, including the term loans of $997	991	989
Mortgage and other debt	99	100
Total debt	5,081	4,209
Lease liabilities	559	563
Accounts payable and accrued expenses	248	408
Due to managers	77	64
Other	233	173
Total liabilities	6,198	5,417

Limited partnership interests of third parties	167	189

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,786	6,702
Accumulated other comprehensive loss	(75)	(70)
Total Host Hotels & Resorts, L.P. capital	6,712	6,633
Non-controlling interests—consolidated partnerships	3	4
Total capital	6,715	6,637
Total liabilities, limited partnership interests of third parties and capital	$13,080	$12,243

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
REVENUES
Rooms	$825	$777	$2,563	$2,447
Food and beverage	365	328	1,285	1,174
Other	129	109	408	367
Total revenues	1,319	1,214	4,256	3,988
EXPENSES
Rooms	216	196	632	590
Food and beverage	267	241	848	773
Other departmental and support expenses	345	314	1,022	952
Management fees	55	51	193	185
Other property-level expenses	108	106	313	290
Depreciation and amortization	197	174	565	511
Corporate and other expenses	25	29	81	90
Gain on insurance settlements	(29)	(54)	(116)	(57)
Total operating costs and expenses	1,184	1,057	3,538	3,334
OPERATING PROFIT	135	157	718	654
Interest income	11	22	43	56
Interest expense	(59)	(48)	(156)	(142)
Other gains	1	1	1	70
Equity in earnings (losses) of affiliates	2	(4)	12	7
INCOME BEFORE INCOME TAXES	90	128	618	645
Provision for income taxes	(6)	(15)	(20)	(27)
NET INCOME	84	113	598	618
Less: Net income attributable to non-controlling interests	(1)	—	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$83	$113	$597	$617
Basic earnings per common unit	$0.12	$0.16	$0.86	$0.87
Diluted earnings per common unit	$0.12	$0.16	$0.85	$0.87

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
NET INCOME	$84	$113	$598	$618
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	2	(4)	(7)	2
Change in fair value of derivative instruments	1	1	2	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	3	(3)	(5)	2
COMPREHENSIVE INCOME	87	110	593	620
Less: Comprehensive income attributable to non-controlling interests	(1)	—	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$86	$110	$592	$619

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2024 and 2023
(unaudited, in millions)

	Year-to-date ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$598	$618
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	565	511
Amortization of finance costs, discounts and premiums, net	7	7
Loss on debt extinguishment	—	4
Stock-based compensation expense	17	19
Other gains	(1)	(70)
Gain on property insurance settlement	(76)	—
Equity in earnings of affiliates	(12)	(7)
Change in due from/to managers	51	16
Distributions from investments in affiliates	14	20
Property insurance proceeds - remediation costs	4	101
Payments for inventory costs	(36)	—
Changes in other assets	(14)	(13)
Changes in other liabilities	50	(72)
Net cash provided by operating activities	1,167	1,134

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34
Proceeds from (issuance of) loan receivable	(6)	163
Return of investments in affiliates	1	—
Advances to and investments in affiliates	(42)	(22)
Acquisitions	(1,503)	—
Capital expenditures:
Renewals and replacements	(211)	(332)
Return on investment	(164)	(140)
Property insurance proceeds	74	34
Net cash used in investing activities	(1,851)	(263)

FINANCING ACTIVITIES
Financing costs	(12)	(10)
Issuances of debt	1,279	—
Draws on credit facility	890	—
Repayment of credit facility	(890)	—
Repurchase/redemption of senior notes	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Debt extinguishment costs	—	(3)
Repurchase of common OP units	(107)	(150)
Distributions on common OP units	(606)	(426)
Distributions and payments to non-controlling interests	(1)	(1)
Other financing activities	(22)	(14)
Net cash provided by (used in) financing activities	129	(606)
Effects of exchange rate changes on cash held	(2)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(557)	265
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$806	$1,139

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2024 and 2023
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2024	September 30, 2023
Cash and cash equivalents	$564	$916
Restricted cash (included in other assets)	2	5
Cash included in furniture, fixtures and equipment replacement fund	240	218
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$806	$1,139
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2024	2023
Total interest paid	$131	$129
Income taxes paid	$6	$5
Supplemental schedule of noncash investing and financing activities:
In 2024, non-cash consideration for the acquisition of The Ritz-Carlton O'ahu, Turtle Bay included the assumption of hotel level liabilities of approximately $15 million, consisting primarily of advanced deposits received from guests for future stays that were retained by the seller.
In connection with the sale of The Camby, Autograph Collection in March 2023, we issued a $72 million loan to the buyer. The proceeds received from the sale are net of the loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2024, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of September 30, 2024, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2024, the results of our operations for the quarter and year-to-date ended September 30, 2024 and 2023, respectively, and cash flows for the year-to-date ended September 30, 2024 and 2023, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Earnings Per Common Share (Unit)
Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. There are 9.3 million Host L.P. common units, which are convertible into 9.5 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Net income	$84	$113	$598	$618
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(10)
Net income attributable to Host Inc.	$82	$111	$589	$608

Basic weighted average shares outstanding	700.9	709.7	703.1	711.4
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.5	2.2	1.6	2.2
Diluted weighted average shares outstanding	702.4	711.9	704.7	713.6
Basic earnings per common share	$0.12	$0.16	$0.84	$0.85
Diluted earnings per common share	$0.12	$0.16	$0.84	$0.85
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Net income	$84	$113	$598	$618
Less: Net income attributable to non-controlling interests	(1)	—	(1)	(1)
Net income attributable to Host L.P.	$83	$113	$597	$617

Basic weighted average units outstanding	695.5	704.4	697.7	706.4
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.4	2.1	1.6	2.1
Diluted weighted average units outstanding	696.9	706.5	699.3	708.5
Basic earnings per common unit	$0.12	$0.16	$0.86	$0.87
Diluted earnings per common unit	$0.12	$0.16	$0.85	$0.87

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
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2024	2023	2024	2023
San Diego	$138	$134	$408	$389
Florida Gulf Coast	69	66	357	233
Orlando	96	95	354	357
New York	110	89	285	255
San Francisco/San Jose	85	92	279	280
Maui	83	92	277	327
Phoenix	53	52	268	273
Washington, D.C. (Central Business District)	79	74	265	252
Miami	41	35	186	181
Boston	44	40	120	111
Houston	34	31	112	104
Jacksonville	33	30	107	100
Chicago	44	40	107	102
Los Angeles/Orange County	37	37	103	105
San Antonio	25	24	89	90
Seattle	36	34	86	81
New Orleans	22	16	80	74
Denver	31	29	79	66
Northern Virginia	23	21	72	64
Philadelphia	23	21	64	63
Austin	16	17	62	65
Nashville	29	—	58	—
Oahu	31	10	50	25
Atlanta	13	16	46	51
Other	99	95	269	271
Domestic	1,294	1,190	4,183	3,919
International	25	24	73	69
Total	$1,319	$1,214	$4,256	$3,988

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2024	December 31, 2023
Land and land improvements	$2,462	$1,981
Buildings and leasehold improvements	15,452	14,253
Furniture and equipment	2,521	2,331
Construction in progress	244	237
	20,679	18,802
Less accumulated depreciation and amortization	(9,717)	(9,178)
	$10,962	$9,624
6.    Debt
Credit Facility. As of September 30, 2024, we had $1.5 billion of available capacity under the revolver portion of our credit facility.
Senior Notes. On August 12, 2024, we issued $700 million of 5.500% Series L senior notes in an underwritten public offering for proceeds of approximately $683 million, net of original issue discount, underwriting fees and expenses. The Series L senior notes are due in April 2035 and interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2025. The net proceeds were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our senior credit facility, including amounts borrowed during the third quarter in connection with the recent acquisitions of The Ritz-Carlton O’ahu, Turtle Bay and 1 Hotel Central Park. The Series L senior notes are not redeemable prior to 90 days before the April 15, 2035 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series L senior notes have covenants similar to all other series of our outstanding senior notes.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	589	1	590	8
Changes in ownership and other	—	26	—	—	(1)	25	(24)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Dividends declared on common stock	—	—	—	(424)	—	(424)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(6)
Repurchase of common stock	—	(107)	—	—	—	(107)	—
Balance, September 30, 2024	$7	$7,454	$(75)	$(674)	$3	$6,715	$167

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172
Net income	—	—	—	82	1	83	1
Changes in ownership and other	—	5	—	—	(1)	4	(3)
Other comprehensive income	—	—	3	—	—	3	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(3)
Repurchase of common stock	—	(57)	—	—	—	(57)	—
Balance, September 30, 2024	$7	$7,454	$(75)	$(674)	$3	$6,715	$167

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
Net income	—	—	—	608	1	609	9
Changes in ownership and other	—	12	—	—	(1)	11	(12)
Other comprehensive income	—	—	2	—	—	2	—
Issuance of common stock for comprehensive stock plans, net	—	9	—	—	—	9	—
Dividends declared on common stock	—	—	—	(321)	—	(321)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(4)
Repurchase of common stock	—	(150)	—	—	—	(150)	—
Balance, September 30, 2023	$7	$7,588	$(73)	$(652)	$4	$6,874	$157

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2023	$7	$7,671	$(70)	$(636)	$5	$6,977	$168
Net income	—	—	—	111	—	111	2
Changes in ownership and other	—	12	—	—	(1)	11	(12)
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Issuance of common stock for comprehensive stock plans, net	—	5	—	—	—	5	—
Dividends declared on common stock	—	—	—	(127)	—	(127)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Repurchase of common stock	—	(100)	—	—	—	(100)	—
Balance, September 30, 2023	$7	$7,588	$(73)	$(652)	$4	$6,874	$157
Capital of Host L.P.
As of September 30, 2024, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	589	—	1	590	8
Changes in ownership and other	—	26	—	(1)	25	(24)
Other comprehensive loss	—	—	(5)	—	(5)	—
Distributions declared on common OP units	—	(424)	—	—	(424)	(6)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(107)	—	—	(107)	—
Balance, September 30, 2024	$1	$6,786	$(75)	$3	$6,715	$167

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172
Net income	—	82	—	1	83	1
Changes in ownership and other	—	5	—	(1)	4	(3)
Other comprehensive income	—	—	3	—	3	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(3)
Repurchase of common OP units	—	(57)	—	—	(57)	—
Balance, September 30, 2024	$1	$6,786	$(75)	$3	$6,715	$167

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
Net income	—	608	—	1	609	9
Changes in ownership and other	—	12	—	(1)	11	(12)
Other comprehensive income	—	—	2	—	2	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	9	—	—	9	—
Distributions declared on common OP units	—	(321)	—	—	(321)	(4)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(150)	—	—	(150)	—
Balance, September 30, 2023	$1	$6,942	$(73)	$4	$6,874	$157

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2023	$1	$7,041	$(70)	$5	$6,977	$168
Net income	—	111	—	—	111	2
Changes in ownership and other	—	12	—	(1)	11	(12)
Other comprehensive loss	—	—	(3)	—	(3)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	5	—	—	5	—
Distributions declared on common OP units	—	(127)	—	—	(127)	(1)
Repurchase of common OP units	—	(100)	—	—	(100)	—
Balance, September 30, 2023	$1	$6,942	$(73)	$4	$6,874	$157
Share Repurchases
During the third quarter of 2024, we repurchased 3.5 million shares of Host Inc. common stock at an average price of $16.33 per share, exclusive of commissions, through our common share repurchase program for a total of $57 million. As of year-to-date September 30, 2024, we have repurchased 6.3 million shares at an average price of $16.99 for a total of $107 million. As of September 30, 2024, there was $685 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
As of September 30, 2024, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during year-to-date 2024.
Dividends/Distributions
On September 12, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2024 to stockholders of record as of

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2024. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.
8.    Acquisitions
On July 12, 2024, we acquired the 234-room 1 Hotel Central Park for a total purchase price of $265 million. Additionally, on July 31, 2024, we acquired the 450-room Turtle Bay Resort, including a 49-acre land parcel entitled for development, for a total purchase price of $680 million, net of key money received from Marriott International as part of an agreement to transition management to Marriott and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O'ahu, Turtle Bay.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	September 30, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$78	$78	$72	$73
Financial liabilities
Senior notes (Level 1)	3,991	3,924	3,120	2,915
Credit facility (Level 2)	991	1,000	989	1,000
Mortgage debt (Level 2)	99	88	100	86
10.    Geographic Information
We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2024. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30, 2024	December 31, 2023
	2024	2023	2024	2023
United States	$1,294	$1,190	$4,183	$3,919	$10,902	$9,556
Brazil	6	5	17	16	31	35
Canada	19	19	56	53	29	33
Total	$1,319	$1,214	$4,256	$3,988	$10,962	$9,624

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.    Non-controlling Interests
Host Inc.’s treatment of the non-controlling interests of Host L.P.: Host Inc. adjusts the amount of the non-controlling interests of Host L.P. each period so that the amount presented equals the greater of its carrying amount based on accumulated historical cost or its redemption value. The historical cost is based on the proportional relationship between the historical cost of equity held by our common stockholders relative to that of the common unit holders of Host L.P. The redemption value is based on the amount of cash or Host Inc. common stock, at our option, that would be paid to the non-controlling interests of Host L.P. if it were terminated. We have estimated that the redemption value of the common OP units is equivalent to the number of common shares issuable upon conversion of the common OP units held by third parties valued at the market price of Host Inc. common stock at the balance sheet date. One common OP unit may be exchanged for 1.021494 shares of Host Inc. common stock. Redeemable non-controlling interests of Host L.P. are classified in the mezzanine section of our balance sheets as they do not meet the requirements for equity classification because the redemption feature requires the delivery of registered shares.
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	September 30, 2024	December 31, 2023
Common OP units outstanding (millions)	9.3	9.5
Market price per Host Inc. common share	$17.60	$19.47
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$167	$189
Historical cost (millions)	92	93
Book value (millions) ⁽¹⁾	167	189
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the balance sheets consists of the third-party partnership interest of one majority-owned partnership.
12.    Contingencies
Many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively. Due to evacuation mandates and/or loss of commercial power, four of our properties in Florida were temporarily closed, three of which have reopened. The most significant damage sustained during the storms occurred at The Don CeSar, which closed on September 25, 2024, following a mandatory evacuation order prior to the landfall of Hurricane Helene. The Don CeSar sustained extensive damage due to storm surge, which flooded the lower level of the hotel, including the fitness center, two food and beverage ("F&B") outlets, retail outlets and the resort's beach club. Remediation efforts are underway, and we currently expect a phased reopening of the hotel beginning late in the first quarter of 2025. Limited property damage was reported at the other Florida properties within our consolidated portfolio.
We are still evaluating the scope of property damage and business interruption loss at our Florida properties. For Hurricane Helene, which occurred in the third quarter and primarily impacted The Don CeSar, we are unable to estimate the total loss at this time, due to the proximity of the hurricane to quarter end, the added impact of Hurricane Milton in early fourth quarter, and ongoing investigation into remediation and reopening requirements. For the property loss that occurred during the third quarter, we expect our insurance coverage to sufficiently cover the property damage in excess of our insurance deductible; therefore we have not recorded any loss on the condensed consolidated statements of operations as of September 30, 2024. However, we will have ongoing remediation efforts and business interruption at The Don CeSar subsequent to quarter end. Additionally, The Don CeSar and several of our other Florida properties were affected by Hurricane Milton, which occurred in the fourth quarter. For both hurricanes, we will record an insurance receivable based on the anticipated insurance proceeds, not to exceed the expected loss, in the fourth quarter when the loss can be reliably estimated. We are

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
subject to various deductibles on our claims as a result of the two storms and the various properties affected, and costs at certain properties may not meet the deductible threshold.
Additionally, as of September 30, 2024, we have received the total settlement of $308 million of insurance proceeds related to claims resulting from Hurricane Ian, which made landfall in September 2022. The final $29 million of property insurance proceeds were received during the third quarter of 2024, resulting in a $25 million gain on property insurance, which is included in gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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
Based on our analysis of legal proceedings with which we are involved or of which we currently are aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2024 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, the recent high level of inflation, elevated interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023, weather events, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024, or extreme precipitation, pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will suppress international travel to the United States generally or decrease the labor pool, and risks that international U.S. outbound travel may remain elevated relative to historic levels;
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

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended September 30,	Year-to-date ended September 30,
2024	2023	Change	2024	2023	Change
Total revenues	$1,319	$1,214	8.6%	$4,256	$3,988	6.7%
Net income	84	113	(25.7%)	598	618	(3.2%)
Operating profit	135	157	(14.0%)	718	654	9.8%
Operating profit margin under GAAP	10.2%	12.9%	(270)	bps	16.9%	16.4%	50	bps
EBITDAre⁽¹⁾	$353	$361	(2.2%)	$1,359	$1,251	8.6%
Adjusted EBITDAre⁽¹⁾	324	361	(10.2%)	1,283	1,251	2.6%
Diluted earnings per common share	0.12	0.16	(25.0%)	0.84	0.85	(1.2%)
NAREIT FFO per diluted share⁽¹⁾	0.36	0.41	(12.2%)	1.53	1.48	3.4%
Adjusted FFO per diluted share⁽¹⁾	0.36	0.41	(12.2%)	1.53	1.48	3.4%

Comparable Hotel Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2024	2023	Change		2024	2023	Change
Comparable hotel revenues⁽¹⁾	$1,299	$1,259	3.2%		$4,235	$4,151	2.0%
Comparable hotel EBITDA⁽¹⁾	329	335	(1.8%)		1,261	1,275	(1.1%)
Comparable hotel EBITDA margin⁽¹⁾	25.3%	26.6%	(130)	bps	29.8%	30.7%	(90)	bps
Comparable hotel Total RevPAR⁽¹⁾	$328.86	$319.01	3.1%		$360.07	$354.40	1.6%
Comparable hotel RevPAR⁽¹⁾	206.21	204.56	0.8%		218.09	217.72	0.2%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 79 comparable hotels as of September 30, 2024 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $105 million, or 8.6%, and $268 million, or 6.7%, as compared to the third quarter of 2023 and year-to-date 2023, respectively. 2024 results benefited from the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay. Year-to-date 2024 results also benefited from the results of The Ritz-Carlton, Naples, which was closed in the first half of 2023. In addition, group business continues to drive improvements in food and beverage revenues.
Comparable hotel Total RevPAR increased 3.1% and 1.6% for the third quarter and year-to-date 2024, respectively, compared to 2023, due primarily to improvements in food and beverage revenues driven by continued strength in group business, as well as an increase in other revenues from ancillary spend. Comparable hotel RevPAR increased 0.8% and 0.2% for the quarter and year-to-date 2024, respectively, reflecting continued strong group demand, along with moderating domestic leisure demand and the slow, yet improving, recovery in Maui.

Comparable hotel Total RevPAR in our New Orleans and Miami markets led the portfolio with increases of 35.2% and 15.7%, respectively, in the third quarter, driven by occupancy growth as a result of strong group demand. Downtown markets such as Houston, Boston and New York also outperformed our portfolio with comparable hotel Total RevPAR growth of 9.8%, 8.8% and 8.3%, respectively, driven by strong group performance, which resulted in both occupancy improvements and rate increases. These strong performances were offset by comparable hotel Total RevPAR declines in our Atlanta, San Francisco/San Jose and Austin markets of 13.6%, 7.0% and 6.7%, respectively. The declines were driven primarily by a decline in business travel. In addition, comparable hotel Total RevPAR at our Maui market declined by 9.8% due to the continuing impacts of the August 2023 wildfires.
Operating profit
For the third quarter of 2024, operating profit margin under GAAP was 10.2%, a decline of 270 basis points compared to the third quarter of 2023, resulting from a $25 million decrease in gains on insurance settlements. Comparable hotel EBITDA margin was 25.3%, a decline of 130 basis points, driven by Maui performance and the business interruption proceeds included in 2023, while the revenue growth was offset by higher wages and other inflationary pressures compared to third quarter of 2023. Year-to-date, operating profit margin under GAAP was 16.9%, an increase of 50 bps over 2023, benefiting from a $59 million increase in gains on insurance settlements year-to-date. Comparable hotel EBITDA margin was 29.8%, a decrease of 90 basis points compared to the same period in 2023, reflecting similar trends to the quarter results.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income decreased $29 million for the quarter, reflecting the decline in gains on insurance settlements of $25 million, while the year-to-date decrease of $20 million reflects a decline in gains on asset sales of $69 million, partially offset by an increase in gains on insurance settlements of $59 million. These changes led to a decrease in diluted earnings per share of $0.04, or 25.0%, and $0.01, or 1.2%, for the quarter and year-to-date, respectively. Adjusted EBITDAre, which excludes gain on property insurance, among other items, decreased $37 million for the quarter and increased $32 million year-to-date. Third quarter 2023 results benefited from business interruption gains of $54 million, while none were recognized in third quarter 2024. The year-to-date increase was driven by operations from the recent acquisitions and The Ritz-Carlton, Naples, which was closed in the first half of 2023 due to Hurricane Ian. Adjusted FFO per diluted share decreased $0.05, or 12.2%, for the third quarter and increased $0.05, or 3.4%, year-to-date, reflecting the changes in Adjusted EBITDAre. Adjusted FFO per diluted share was also impacted by an increase in interest expense due to 2024 senior notes issuances, which expense is included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
Consistent with the lodging industry, group business at our properties continued to improve and is expected to remain strong in the near-term. In addition, average rates remain elevated at our resorts compared to pre-pandemic levels, though they have moderated from post-pandemic highs. However, further growth has been hampered by the slow recovery from the wildfires in Maui, one of our largest markets by revenues, moderating domestic leisure transient demand driven by elevated travel to international destinations, and slow recovery post-pandemic in certain markets, such as San Francisco. On the macroeconomic front, Blue Chip Economic Indicators consensus improved slightly from previous forecasts, estimating an increase in real U.S. GDP of 2.7% for 2024. Other recent data, particularly the September employment report, have reduced concerns that the labor market may cool too fast. Unemployment remains at low levels, falling for the second consecutive month to 4.1%, and inflation is nearing the Federal Reserve's target of 2%. However, business investment growth is anticipated to slow down for the remainder of the year, averaging 3.9% for 2024. Other risks to economic growth remain, including geopolitical instability throughout the globe and volatile oil prices. As a result, leading indicators point toward slower economic growth in the coming months.
In the long-term, hotel supply growth continues to remain below the historical average, although we expect to see above-average growth in a few markets where our hotels are located, such as Nashville and Austin. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the construction pipeline will remain modest until macroeconomic uncertainty moderates and interest rates decline further.
Based on the trends noted, we continue to anticipate that comparable hotel RevPAR will be approximately flat to prior year. However, we do anticipate that the closure of The Don CeSar and business interruption at several of our other

Florida properties, due to Hurricanes Helene and Milton, will negatively impact net income and Adjusted EBITDAre for 2024 by approximately $15 million.
As noted above, the current outlook for the lodging industry remains uncertain reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, ongoing labor shortages in key industries, the recovery in Maui and escalating geopolitical conflicts. Therefore, there can be no assurances as to the continued recovery in lodging demand for any number of reasons, including, but not limited to, slower than anticipated return of group and business travel or deteriorating macroeconomic conditions.
Strategic Initiatives
Acquisitions. During the third quarter, we acquired the fee simple interest in the 234-room 1 Hotel Central Park for a purchase price of $265 million. The hotel features 2,000 square feet of contiguous and flexible meeting space, a naturally lit fitness center and business center, and Jams, a three-meal restaurant and bar.
Additionally, we acquired the fee simple interest in the 450-room, 1,180 acre Turtle Bay Resort, located on the North Shore of Oahu, Hawaii, including a 49-acre land parcel entitled for development, for approximately $680 million, net of key money received from Marriott International as part of an agreement to transition management and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O’ahu, Turtle Bay and features 450 rooms, all with ocean views, including 42 bungalows with direct beach access, a separate check-in, and a private pool. Other amenities include 18,000 square feet of indoor meeting space, a club lounge, six food and beverage outlets, seven retail spaces, a spa, fitness center, two golf courses, seven beaches, four resort pools, tennis and pickle ball courts, an equestrian center, a working farm, and access to 12 miles of oceanfront trails.
Financing Transactions. During the third quarter, we issued $700 million of 5.500% Series L senior notes for proceeds of $683 million, net of original issue discount, underwriting fees and expenses. The net proceeds from this issuance were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our credit facility, including amounts borrowed in connection with the acquisitions noted above.
Capital Projects. Year-to-date in 2024, we spent approximately $164 million on return on investment ("ROI") capital projects, $181 million on renewal and replacement projects, and $30 million on hurricane and other restoration work.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. Through the third quarter of 2024, we spent approximately $94 million on this program, which is included in ROI capital projects. We expect to invest approximately $125 million to $200 million per year over the next three to four years on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. The full year ROI project spend below includes approximately $125 million to $140 million for this Hyatt transformational capital program.
For full year 2024, we expect total capital expenditures of $485 million to $580 million, consisting of ROI projects of approximately $225 million to $255 million, renewal and replacement expenditures of $225 million to $275 million, and $35 million to $50 million for reconstruction projects, including the final restoration work for the damage caused by Hurricane Ian, and estimated restoration spend in 2024 related to Hurricanes Helene and Milton. Many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively. Due to evacuation mandates and/or loss of commercial power, four of our properties in Florida were temporarily closed, all of which have reopened except The Don CeSar. The enhanced resilience projects implemented during the reconstruction of The Ritz-Carlton, Naples were successful in minimizing damage to the resort during the two storms. While we are still evaluating the complete property and business interruption impacts of the storm, we have included an estimated forecast of reconstruction spend for 2024 and anticipate additional spend in 2025.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2024	2023	Change	2024	2023	Change
Total revenues	$1,319	$1,214	8.6%	$4,256	$3,988	6.7%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,188	1,082	9.8%	3,573	3,301	8.2%
Corporate and other expenses	25	29	(13.8)%	81	90	(10.0)%
Gain on insurance settlements	29	54	(46.3)%	116	57	103.5%
Operating profit	135	157	(14.0)%	718	654	9.8%
Interest expense	59	48	22.9%	156	142	9.9%
Other gains	1	1	—%	1	70	(98.6)%
Provision for income taxes	6	15	(60.0)%	20	27	(25.9)%

Host Inc.:
Net income attributable to non-controlling interests	2	2	—%	9	10	(10.0)%
Net income attributable to Host Inc.	82	111	(26.1)%	589	608	(3.1)%

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M	1	1	—%
Net income attributable to Host L.P.	83	113	(26.5)%	597	617	(3.2)%
___________
(1)Amount represents total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and gain on insurance settlements.
N/M = Not meaningful.
Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2024	2023	Change	2024	2023	Change
Revenues:
Rooms	$825	$777	6.2%	$2,563	$2,447	4.7%
Food and beverage	365	328	11.3%	1,285	1,174	9.5%
Other	129	109	18.3%	408	367	11.2%
Total revenues	$1,319	$1,214	8.6%	$4,256	$3,988	6.7%

Total revenues for the third quarter and year-to-date increased 8.6% and 6.7%, respectively, compared to 2023, primarily due to the operations of our recent acquisitions, including 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024, 1 Hotel Central Park acquired in July 2024, and The Ritz-Carlton O'ahu, Turtle Bay acquired in July 2024 (collectively, the "2024 Acquisitions"). In addition, strong group business led to improvements in food and beverage revenues. The year-to-date increase also reflects the resumption of operations at The Ritz-Carlton, Naples, which was closed during the first half of 2023 as a result of Hurricane Ian.
Rooms. Total rooms revenues increased $48 million, or 6.2%, and $116 million, or 4.7%, for the third quarter and year-to-date, respectively, compared to 2023, reflecting the operations of the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Rooms revenues at our comparable hotels increased $8 million, or 1.0%, for the third quarter and $15 million, or 0.6%, year-to-date driven by an increase in average room rate.
Food and beverage. Total food and beverage ("F&B") revenues increased $37 million, or 11.3%, for the quarter and $111 million, or 9.5%, year-to-date compared to 2023, due to results of the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Comparable F&B revenues increased $21 million, or 6.3%, and $46 million, or 3.8%, for the quarter and year-to-date, respectively, driven by improvements in banquet and audio-visual revenues at resort and convention hotels as group demand remains strong.
Other revenues. Total other revenues increased $20 million, or 18.3%, and $41 million, or 11.2%, for the quarter and year-to-date, respectively, compared to 2023, driven by results from the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Comparable other revenues increased $11 million, or 9.5%, for the quarter and $23 million, or 5.9%, year-to-date, primarily due to an increase in ancillary spend.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2024	2023	Change	2024	2023	Change
Expenses:
Rooms	$216	$196	10.2%	$632	$590	7.1%
Food and beverage	267	241	10.8%	848	773	9.7%
Other departmental and support expenses	345	314	9.9%	1,022	952	7.4%
Management fees	55	51	7.8%	193	185	4.3%
Other property-level expenses	108	106	1.9%	313	290	7.9%
Depreciation and amortization	197	174	13.2%	565	511	10.6%
Total property-level operating expenses	$1,188	$1,082	9.8%	$3,573	$3,301	8.2%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses. For both the third quarter and year-to-date of 2024, these expenses increased approximately 5% on a per available room basis compared to 2023, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2024.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.

The increase in expenses for the third quarter and year-to-date of 2024 compared to 2023 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increases in revenues due to the 2024 Acquisitions, the reopening of The Ritz-Carlton, Naples, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as described below:
Rooms. Rooms expenses increased $20 million, or 10.2%, and $42 million, or 7.1%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $11 million, or 5.4%, and $23 million, or 3.7%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $26 million, or 10.8%, and $75 million, or 9.7%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $14 million, or 5.7%, and $34 million, or 4.3%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues remained consistent year over year.
Other departmental and support expenses. Other departmental and support expenses increased $31 million, or 9.9%, and $70 million, or 7.4%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $12 million, or 3.6%, and $36 million, or 3.6%, for the quarter and year-to-date, respectively. These increases were primarily due to higher wage expense.
Management fees. Total management fees increased $4 million, or 7.8%, for the quarter and $8 million, or 4.3%, year-to-date. Base management fees, which generally are calculated as a percentage of total revenues, increased $1 million, or 2.8%, and $8 million, or 7.1%, for the quarter and year-to-date, respectively. At our comparable hotels, base management fees increased $2 million, or 5.9%, and $4 million, or 3.9%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $3 million, or 20.0%, for the quarter and remained flat year-to-date. At our comparable hotels, incentive management fees increased $3 million, or 18.8% for the quarter, and decreased $3 million, or 4.1%, year-to-date.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $2 million, or 1.9%, and $23 million, or 7.9%, for the quarter and year-to-date, respectively, due primarily to increases in property insurance premiums and property taxes. Other property-level expenses at our comparable hotels decreased $1 million, or 1.0% for the quarter, and increased $16 million, or 5.6%, for the year-to-date.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
General and administrative costs	$19	$20	$64	$61
Non-cash stock-based compensation expense	6	6	17	19
Litigation accruals	—	3	—	10
Total	$25	$29	$81	$90

Gain on insurance settlements. The following table details our gain on insurance settlements for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Property insurance
Hurricane Ian	$25	$—	$72	$—
Other	4	—	4	—
Business interruption
Hurricane Ian	—	54	19	54
Maui wildfires	—	—	21	—
Other	—	—	—	3
Total gain on insurance settlements	$29	$54	$116	$57
Interest expense. Interest expense increased for the quarter and year-to-date due primarily to higher outstanding debt balances during 2024 as we issued additional series of senior notes to fund our 2024 Acquisitions. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Cash interest expense ⁽¹⁾	$57	$46	$149	$131
Non-cash interest expense	2	2	7	7
Non-cash debt extinguishment costs	—	—	—	1
Cash debt extinguishment costs ⁽¹⁾	—	—	—	3
Total interest expense	$59	$48	$156	$142
_________
(1)Including the change in accrued interest, total cash interest paid was $40 million and $39 million for the quarters ended September 30, 2024 and 2023, respectively, and $131 million and $129 million year-to-date 2024 and 2023, respectively.
Other gains. Other gains in 2023 reflected the gain on sale of The Camby, Autograph Collection.
Equity in earnings (losses) of affiliates. Equity in earnings of affiliates increased $6 million and $5 million for the quarter and year-to-date, respectively, primarily due to earnings from our investment in the Noble joint venture.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the third quarter and year-to-date of 2024, we recorded a net income tax provision of $6 million and $20 million, respectively, due primarily to the profitability of hotel operations retained by the TRS.
Comparable Hotel RevPAR Overview
We discuss operating results for our hotels on a comparable hotel basis. Comparable hotels are those properties that we consolidate as of the reporting date. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels. Beginning in third quarter of 2024, we have separated the Oahu and Maui markets.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarters and year-to-date ended September 30, 2024 and 2023, respectively, on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of September 30, 2024		Quarter ended September 30, 2024				Quarter ended September 30, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	446	$500.84	71.6%	$358.59	$805.21	$479.33	69.2%	$331.47	$726.78	8.2%	10.8%
Maui	3	1,580	626.00	57.0%	356.87	569.42	710.27	62.2%	442.00	631.23	(19.3%)	(9.8%)
Oahu (1)	2	876	458.26	81.6%	373.80	562.08	452.27	82.4%	372.46	578.74	0.4%	(2.9%)
Miami	2	1,038	366.49	59.2%	216.89	414.64	377.39	50.3%	189.66	358.25	14.4%	15.7%
New York	3	2,720	379.23	87.5%	331.84	447.06	357.95	86.5%	309.77	412.96	7.1%	8.3%
Nashville	2	721	335.61	80.5%	270.28	435.21	342.53	78.2%	267.92	422.57	0.9%	3.0%
Phoenix	3	1,545	269.17	54.5%	146.75	374.60	263.79	59.6%	157.18	368.20	(6.6%)	1.7%
Florida Gulf Coast	4	1,403	272.83	61.2%	167.03	361.33	279.05	63.9%	178.25	357.14	(6.3%)	1.2%
Orlando	2	2,448	312.21	60.3%	188.39	426.35	309.53	64.9%	200.78	419.73	(6.2%)	1.6%
San Diego	3	3,294	305.38	84.2%	257.27	455.83	295.59	83.5%	246.81	441.94	4.2%	3.1%
Los Angeles/Orange County	3	1,067	303.51	81.9%	248.54	369.47	314.25	85.9%	269.85	375.29	(7.9%)	(1.6%)
Boston	2	1,496	301.09	84.4%	253.98	316.86	273.06	83.8%	228.75	291.12	11.0%	8.8%
Washington, D.C. (CBD)	5	3,245	261.33	69.0%	180.29	265.21	244.50	71.5%	174.94	248.36	3.1%	6.8%
Philadelphia	2	810	236.34	83.7%	197.75	298.37	231.09	82.6%	190.83	288.59	3.6%	3.4%
Northern Virginia	2	916	246.97	74.3%	183.58	272.79	233.30	72.0%	168.00	250.70	9.3%	8.8%
Chicago	3	1,562	284.56	79.3%	225.77	302.96	253.34	79.5%	201.35	280.27	12.1%	8.1%
Seattle	2	1,315	278.67	84.2%	234.60	295.93	271.12	81.0%	219.56	285.88	6.9%	3.5%
San Francisco/San Jose	6	4,162	221.47	71.4%	158.03	224.25	241.34	72.8%	175.71	241.07	(10.1%)	(7.0%)
Austin	2	767	206.04	60.4%	124.50	226.42	225.87	59.0%	133.29	242.58	(6.6%)	(6.7%)
Houston	5	1,942	207.33	66.6%	138.07	189.00	191.21	66.3%	126.73	172.15	8.9%	9.8%
Denver	3	1,342	212.74	82.1%	174.65	252.81	204.48	79.9%	163.34	235.48	6.9%	7.4%
New Orleans	1	1,333	161.65	68.4%	110.53	180.91	147.45	58.9%	86.87	133.83	27.2%	35.2%
San Antonio	2	1,512	201.02	56.3%	113.14	179.56	194.04	53.5%	103.87	167.34	8.9%	7.3%
Atlanta	2	810	193.10	62.3%	120.29	182.01	182.03	75.0%	136.49	210.62	(11.9%)	(13.6%)
Other	9	3,007	283.60	69.3%	196.42	303.39	281.41	68.1%	191.51	287.59	2.6%	5.5%
Domestic	74	41,357	290.32	71.9%	208.61	334.05	287.43	72.1%	207.22	324.22	0.7%	3.0%

International	5	1,499	206.99	67.6%	140.02	183.91	199.27	65.7%	130.95	174.16	6.9%	5.6%
All Locations	79	42,856	$287.57	71.7%	$206.21	$328.86	$284.61	71.9%	$204.56	$319.01	0.8%	3.1%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when comparing to the periods prior to our ownership.

Comparable Hotel Results by Location

	As of September 30, 2024		Year-to-date ended September 30, 2024				Year-to-date ended September 30, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	446	$527.92	74.2%	$391.58	$876.65	$515.29	72.8%	$375.31	$823.23	4.3%	6.5%
Maui	3	1,580	658.69	59.3%	390.76	639.14	716.28	69.5%	497.61	758.00	(21.5%)	(15.7%)
Oahu (1)	2	876	454.33	82.5%	374.93	589.86	441.48	77.0%	339.77	549.45	10.3%	7.4%
Miami	2	1,038	521.24	70.2%	365.80	636.48	538.29	65.8%	354.38	620.61	3.2%	2.6%
New York	3	2,720	360.45	82.9%	298.70	421.87	343.87	81.4%	279.88	396.80	6.7%	6.3%
Nashville	2	721	341.19	80.8%	275.55	445.00	343.42	76.0%	260.91	394.85	5.6%	12.7%
Phoenix	3	1,545	393.86	69.8%	275.08	632.88	401.67	71.8%	288.45	630.82	(4.6%)	0.3%
Florida Gulf Coast	4	1,403	357.96	71.5%	256.00	548.61	359.25	72.8%	261.52	554.05	(2.1%)	(1.0%)
Orlando	2	2,448	363.77	68.3%	248.43	527.80	369.46	71.4%	263.81	533.70	(5.8%)	(1.1%)
San Diego	3	3,294	298.26	81.5%	243.21	452.45	286.71	81.2%	232.85	432.14	4.4%	4.7%
Los Angeles/Orange County	3	1,067	297.47	79.1%	235.16	350.72	303.01	82.8%	250.80	360.45	(6.2%)	(2.7%)
Boston	2	1,496	280.49	79.8%	223.91	292.37	262.27	78.7%	206.41	272.25	8.5%	7.4%
Washington, D.C. (CBD)	5	3,245	289.07	71.0%	205.24	298.07	276.94	71.3%	197.40	285.28	4.0%	4.5%
Philadelphia	2	810	233.93	80.5%	188.37	286.45	230.17	80.1%	184.43	285.52	2.1%	0.3%
Northern Virginia	2	916	255.73	73.0%	186.80	287.34	241.35	70.5%	170.04	256.35	9.9%	12.1%
Chicago	3	1,562	255.00	70.5%	179.73	249.82	244.43	69.2%	169.15	240.13	6.3%	4.0%
Seattle	2	1,315	254.22	70.5%	179.21	239.04	242.11	69.1%	167.33	226.93	7.1%	5.3%
San Francisco/San Jose	6	4,162	245.14	68.2%	167.30	244.90	254.24	66.8%	169.73	246.35	(1.4%)	(0.6%)
Austin	2	767	247.35	66.2%	163.68	292.67	259.09	66.6%	172.50	309.26	(5.1%)	(5.4%)
Houston	5	1,942	215.18	70.9%	152.65	210.55	201.57	70.6%	142.37	196.37	7.2%	7.2%
Denver	3	1,342	201.25	70.5%	141.92	215.52	193.63	65.0%	125.92	180.78	12.7%	19.2%
New Orleans	1	1,333	191.16	72.3%	138.16	219.14	195.70	68.9%	134.85	204.28	2.5%	7.3%
San Antonio	2	1,512	216.80	61.4%	133.13	214.38	217.64	62.4%	135.91	217.29	(2.0%)	(1.3%)
Atlanta	2	810	204.24	61.4%	125.42	207.89	190.91	75.0%	143.15	230.87	(12.4%)	(10.0%)
Other	9	3,007	285.03	65.7%	187.28	289.56	287.76	65.1%	187.34	285.72	—%	1.3%
Domestic	74	41,357	308.20	71.9%	221.50	366.58	308.05	71.8%	221.31	361.09	0.1%	1.5%

International	5	1,499	196.00	63.2%	123.88	178.79	188.41	62.9%	118.58	168.30	4.5%	6.2%
All Locations	79	42,856	$304.74	71.6%	$218.09	$360.07	$304.37	71.5%	$217.72	$354.40	0.2%	1.6%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when comparing to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2024	2023	Quarter ended September 30, 2024				Quarter ended September 30, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	1	$500.84	71.6%	$358.59	$805.21	$479.33	69.2%	$331.47	$726.78	8.2%	10.8%
Maui	3	3	626.00	57.0%	356.87	569.42	710.27	62.2%	442.00	631.23	(19.3%)	(9.8%)
Oahu	2	1	386.23	82.6%	318.97	462.52	220.44	97.3%	214.45	246.44	48.7%	87.7%
Miami	2	2	366.49	59.2%	216.89	414.64	377.39	50.3%	189.66	358.25	14.4%	15.7%
New York	3	2	378.23	87.7%	331.88	441.73	334.84	87.0%	291.33	387.71	13.9%	13.9%
Nashville	2	—	335.61	80.5%	270.28	435.21	—	—%	—	—	—%	—%
Phoenix	3	3	269.17	54.5%	146.75	374.60	263.79	59.6%	157.18	368.20	(6.6%)	1.7%
Florida Gulf Coast	5	5	332.00	57.0%	189.13	403.96	328.97	58.5%	192.44	384.90	(1.7%)	5.0%
Orlando	2	2	312.21	60.3%	188.39	426.35	309.53	64.9%	200.78	419.73	(6.2%)	1.6%
San Diego	3	3	305.38	84.2%	257.27	455.83	295.59	83.5%	246.81	441.94	4.2%	3.1%
Los Angeles/Orange County	3	3	303.51	81.9%	248.54	369.47	314.25	85.9%	269.85	375.29	(7.9%)	(1.6%)
Boston	2	2	301.09	84.4%	253.98	316.86	273.06	83.8%	228.75	291.12	11.0%	8.8%
Washington, D.C. (CBD)	5	5	261.33	69.0%	180.29	265.21	244.50	71.5%	174.94	248.36	3.1%	6.8%
Philadelphia	2	2	236.34	83.7%	197.75	298.37	231.09	82.6%	190.83	288.59	3.6%	3.4%
Northern Virginia	2	2	246.97	74.3%	183.58	272.79	233.30	72.0%	168.00	250.70	9.3%	8.8%
Chicago	3	3	284.56	79.3%	225.77	302.96	253.34	79.5%	201.35	280.27	12.1%	8.1%
Seattle	2	2	278.67	84.2%	234.60	295.93	271.12	81.0%	219.56	285.88	6.9%	3.5%
San Francisco/San Jose	6	6	221.47	71.4%	158.03	224.25	241.34	72.8%	175.71	241.07	(10.1%)	(7.0%)
Austin	2	2	206.04	60.4%	124.50	226.42	225.87	59.0%	133.29	242.58	(6.6%)	(6.7%)
Houston	5	5	207.33	66.6%	138.07	189.00	191.21	66.3%	126.73	172.15	8.9%	9.8%
Denver	3	3	212.74	82.1%	174.65	252.81	204.48	79.9%	163.34	235.48	6.9%	7.4%
New Orleans	1	1	161.65	68.4%	110.53	180.91	147.45	58.9%	86.87	133.83	27.2%	35.2%
San Antonio	2	2	201.02	56.3%	113.14	179.56	194.04	53.5%	103.87	167.34	8.9%	7.3%
Atlanta	2	2	193.10	62.3%	120.29	182.01	182.03	75.0%	136.49	210.62	(11.9%)	(13.6%)
Other	10	10	325.57	69.7%	226.89	348.53	326.91	68.5%	223.86	333.59	1.4%	4.5%
Domestic	76	72	293.06	71.6%	209.71	336.55	284.23	71.7%	203.67	319.19	3.0%	5.4%

International	5	5	206.99	67.6%	140.02	183.91	199.27	65.7%	130.95	174.16	6.9%	5.6%
All Locations	81	77	$290.24	71.4%	$207.30	$331.32	$281.45	71.4%	$201.08	$314.05	3.1%	5.5%

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2024	2023	Year-to-date ended September 30, 2024				Year-to-date ended September 30, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Jacksonville	1	1	$527.92	74.2%	$391.58	$876.65	$515.29	72.8%	$375.31	$823.23	4.3%	6.5%
Maui	3	3	658.69	59.3%	390.76	639.14	716.28	69.5%	497.61	758.00	(21.5%)	(15.7%)
Oahu	2	1	286.14	90.3%	258.41	343.46	210.66	87.0%	183.19	212.15	41.1%	61.9%
Miami	2	2	521.24	70.2%	365.80	636.48	538.29	65.8%	354.38	620.61	3.2%	2.6%
New York	3	2	347.40	83.0%	288.45	406.46	323.10	81.6%	263.58	375.42	9.4%	8.3%
Nashville	2	—	355.57	84.0%	298.70	474.17	—	—%	—	—	—%	—%
Phoenix	3	3	393.86	69.8%	275.08	632.88	398.12	72.1%	286.88	619.02	(4.1%)	2.2%
Florida Gulf Coast	5	5	474.03	70.0%	331.62	694.60	371.22	58.6%	217.52	459.32	52.5%	51.2%
Orlando	2	2	363.77	68.3%	248.43	527.80	369.46	71.4%	263.81	533.70	(5.8%)	(1.1%)
San Diego	3	3	298.26	81.5%	243.21	452.45	286.71	81.2%	232.85	432.14	4.4%	4.7%
Los Angeles/Orange County	3	3	297.47	79.1%	235.16	350.72	303.01	82.8%	250.80	360.45	(6.2%)	(2.7%)
Boston	2	2	280.49	79.8%	223.91	292.37	262.27	78.7%	206.41	272.25	8.5%	7.4%
Washington, D.C. (CBD)	5	5	289.07	71.0%	205.24	298.07	276.94	71.3%	197.40	285.28	4.0%	4.5%
Philadelphia	2	2	233.93	80.5%	188.37	286.45	230.17	80.1%	184.43	285.52	2.1%	0.3%
Northern Virginia	2	2	255.73	73.0%	186.80	287.34	241.35	70.5%	170.04	256.35	9.9%	12.1%
Chicago	3	3	255.00	70.5%	179.73	249.82	244.43	69.2%	169.15	240.13	6.3%	4.0%
Seattle	2	2	254.22	70.5%	179.21	239.04	242.11	69.1%	167.33	226.93	7.1%	5.3%
San Francisco/San Jose	6	6	245.14	68.2%	167.30	244.90	254.24	66.8%	169.73	246.35	(1.4%)	(0.6%)
Austin	2	2	247.35	66.2%	163.68	292.67	259.09	66.6%	172.50	309.26	(5.1%)	(5.4%)
Houston	5	5	215.18	70.9%	152.65	210.55	201.57	70.6%	142.37	196.37	7.2%	7.2%
Denver	3	3	201.25	70.5%	141.92	215.52	193.63	65.0%	125.92	180.78	12.7%	19.2%
New Orleans	1	1	191.16	72.3%	138.16	219.14	195.70	68.9%	134.85	204.28	2.5%	7.3%
San Antonio	2	2	216.80	61.4%	133.13	214.38	217.64	62.4%	135.91	217.29	(2.0%)	(1.3%)
Atlanta	2	2	204.24	61.4%	125.42	207.89	190.91	75.0%	143.15	230.87	(12.4%)	(10.0%)
Other	10	10	312.71	65.8%	205.79	317.66	322.01	65.5%	210.89	320.75	(2.4%)	(1.0%)
Domestic	76	72	310.56	71.7%	222.80	370.84	304.28	71.2%	216.53	353.71	2.9%	4.8%

International	5	5	196.00	63.2%	123.88	178.79	188.41	62.9%	118.58	168.30	4.5%	6.2%
All Locations	81	77	$306.99	71.4%	$219.32	$364.14	$300.61	70.9%	$213.04	$347.14	2.9%	4.9%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 35%, and 4%, respectively, of our full year 2023 room sales. The information below is derived from business mix results from the 79 comparable hotels owned as of September 30, 2024. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the third quarter and year-to-date, group revenue increased by 1.0% and 5.3%, respectively, compared to 2023, driven by a 1.1% and 2.7% increase in average rate, respectively, as our convention and downtown properties continued to benefit from group demand. The minimal 0.2% increase for the third quarter and 2.9% decrease year-to-date in transient revenue reflects the impacts of moderating leisure demand and the slow, yet improving, recovery in Maui.

The following are the results of our transient, group and contract business:

	Quarter ended September 30, 2024			Year-to-date ended September 30, 2024
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,607	1,023	202	4,538	3,320	560
Percent change in room nights vs. same period in 2023	(0.1%)	(0.1%)	(0.9%)	(1.3%)	2.5%	3.6%
Rooms revenues (in millions)	$509	$265	$41	$1,516	$933	$116
Percent change in revenues vs. same period in 2023	0.2%	1.0%	8.8%	(2.9%)	5.3%	13.0%
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
Capital Resources. As of September 30, 2024, we had $564 million of cash and cash equivalents, $240 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.

Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the third quarter of 2024, we repurchased 3.5 million shares of Host Inc. common stock at an average price of $16.33 per share, exclusive of commissions, through our common share repurchase program for a total of $57 million. At September 30, 2024, we had $685 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the third quarter of 2024. As of September 30, 2024, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2024, net cash provided by operating activities was $1,167 million compared to $1,134 million for year-to-date in 2023, an increase reflecting the reopening of The Ritz-Carlton, Naples, which was closed for the first half of 2023, as well as operations from our 2024 Acquisitions.
Cash Used in Investing Activities. Net cash used in investing activities was $1,851 million year-to-date in 2024 compared to $263 million year-to-date in 2023. Cash used in investing activities year-to-date in 2024 and 2023 primarily related to $375 million and $472 million of capital expenditures, respectively, investments in our joint ventures, and the acquisition of four hotels in 2024. Cash provided by investing activities in 2023 included proceeds from the repayment of a note receivable and the sale of The Camby, Autograph Collection, with proceeds of $34 million, which is net of a $72 million loan issued to the buyer in connection with the sale.
The following table summarizes significant acquisitions that have been completed through November 6, 2024 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions
July	2024	Acquisition of The Ritz-Carlton O'ahu, Turtle Bay (1)	$(680)
July	2024	Acquisition of 1 Hotel Central Park	(265)
April	2024	Acquisition of 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown	(530)
		Total acquisitions	$(1,475)
___________
(1)Investment amount represents a sales price of $725 million net of key money received from Marriott International in connection with the conversion of the property to The Ritz-Carlton brand and includes the acquisition of a 49-acre land parcel entitled for development. Investment amount also includes the assumption of $15 million of hotel-level liabilities.

Cash Provided by (Used in) Financing Activities. Year-to-date in 2024, net cash provided by financing activities was $129 million compared to net cash used in financing activities of $606 million for year-to-date in 2023. Cash provided by financing activities in 2024 included proceeds from the issuances of senior notes. Cash used in financing activities in both 2024 and 2023 primarily related to the payment of common stock dividends and common stock repurchases, while 2024 also included the repayment of senior notes.
The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed through November 6, 2024 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt issuances
August	2024	Issuance of $700 million 5.5% Series L senior notes	$683
May	2024	Issuance of $600 million 5.7% Series K senior notes	584
		Total issuances	$1,267
The following table summarizes significant debt repayments, that have been completed through November 6, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt repayments
April	2024	Repayment of $400 million 3 ⅞% Series G senior notes	$(400)
		Total cash repayments	$(400)

The following table summarizes significant equity transactions that have been completed through November 6, 2024 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - October	2024	Dividend payments⁽¹⁾⁽²⁾	$(737)
May - September	2024	Repurchase of 6.3 million shares of Host Inc. common stock	(107)
		Cash payments on equity transactions	$(844)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $748 million to its common OP unit holders.
(2)Includes the fourth quarter 2023 dividend that was paid in January 2024.
Debt
As of September 30, 2024, our total debt was $5.1 billion, with a weighted average interest rate of 4.8% and a weighted average maturity of 5.5 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
Senior Notes. On August 12, 2024, Host L.P. issued $700 million of 5.500% Series L senior notes in an underwritten public offering for proceeds of approximately $683 million, net of original issue discount, underwriting fees and expenses. The Series L senior notes are due in April 2035 and interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2025. The net proceeds were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our senior credit facility, including amounts borrowed in connection with the recent acquisitions of The Ritz-Carlton O’ahu, Turtle Bay and 1 Hotel Central Park. The Series L senior notes are not redeemable prior to 90 days before the April 15, 2035 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series L senior notes have covenants similar to all other series of our outstanding senior notes.
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
At September 30, 2024, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.7x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.5x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.1x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.

Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2024:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	435%	Minimum ratio of 150%
Total indebtedness to total assets	23%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.0x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2023.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2024, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On September 12, 2024, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on October 15, 2024 to stockholders of record on September 30, 2024. All future dividends are subject to Board approval.
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
Of the 81 hotels that we owned as of September 30, 2024, 79 have been classified as comparable hotels. The operating results of the following properties that we owned as of September 30, 2024 are excluded from comparable hotel results for these periods:
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
Additionally, The Don CeSar closed on September 25, 2024, following a mandatory evacuation order prior to the landfall of Hurricane Helene. The hotel experienced substantial damage from the hurricane and has yet to reopen to guests. As a result, the property will be removed from the comparable hotel set starting in the fourth quarter.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Net income	$84	$113	$598	$618
Interest expense	59	48	156	142
Depreciation and amortization	197	174	565	511
Income taxes	6	15	20	27
EBITDA	346	350	1,339	1,298
Gain on dispositions⁽¹⁾	—	—	—	(69)
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(2)	4	(12)	(7)
Pro rata EBITDAre of equity investments(2)	9	7	32	29
EBITDAre	353	361	1,359	1,251
Adjustments to EBITDAre:
Gain on property insurance settlement	(29)	—	(76)	—
Adjusted EBITDAre	$324	$361	$1,283	$1,251
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
(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Net income	$84	$113	$598	$618
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(10)
Net income attributable to Host Inc.	82	111	589	608
Adjustments:
Gain on dispositions⁽¹⁾	—	—	—	(69)
Gain on property insurance settlement	(29)	—	(76)	—
Depreciation and amortization	197	174	564	510
Equity investment adjustments:
Equity in (earnings) losses of affiliates	(2)	4	(12)	(7)
Pro rata FFO of equity investments(2)	5	4	18	20
Consolidated partnership adjustments:
FFO adjustments for non-controlling partnerships	(1)	(1)	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(2)	(2)	(7)	(6)
NAREIT FFO	250	290	1,075	1,055
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	—	—	4
Adjusted FFO	$250	$290	$1,075	$1,059

For calculation on a per share basis:⁽³⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	702.4	711.9	704.7	713.6
Diluted earnings per common share	$0.12	$0.16	$0.84	$0.85
NAREIT FFO per diluted share	$0.36	$0.41	$1.53	$1.48
Adjusted FFO per diluted share	$0.36	$0.41	$1.53	$1.48
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2024	2023	2024	2023
Number of hotels	79	79	79	79
Number of rooms	42,856	42,856	42,856	42,856
Change in comparable hotel Total RevPAR	3.1%	—	1.6%	—
Change in comparable hotel RevPAR	0.8%	—	0.2%	—
Operating profit margin⁽¹⁾	10.2%	12.9%	16.9%	16.4%
Comparable hotel EBITDA margin⁽¹⁾	25.3%	26.6%	29.8%	30.7%
Food and beverage profit margin⁽¹⁾	26.8%	26.5%	34.0%	34.2%
Comparable hotel food and beverage profit margin⁽¹⁾	27.5%	27.1%	33.9%	34.1%

Net income	$84	$113	$598	$618
Depreciation and amortization	197	174	565	511
Interest expense	59	48	156	142
Provision for income taxes	6	15	20	27
Gain on sale of property and corporate level income/expense	(18)	10	(51)	(43)
Property transaction adjustments⁽²⁾	4	26	42	66
Non-comparable hotel results, net⁽³⁾	(3)	(51)	(69)	(46)
Comparable hotel EBITDA	$329	$335	$1,261	$1,275
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended September 30, 2024					Quarter ended September 30, 2023
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$825	$10	$(20)	$—	$815	$777	$50	$(20)	$—	$807
Food and beverage	365	4	(12)	—	357	328	19	(11)	—	336
Other	129	3	(5)	—	127	109	11	(4)	—	116
Total revenues	1,319	17	(37)	—	1,299	1,214	80	(35)	—	1,259
Expenses
Room	216	3	(5)	—	214	196	12	(5)	—	203
Food and beverage	267	4	(12)	—	259	241	15	(11)	—	245
Other	508	6	(17)	—	497	471	27	(17)	—	481
Depreciation and amortization	197	—	—	(197)	—	174	—	—	(174)	—
Corporate and other expenses	25	—	—	(25)	—	29	—	—	(29)	—
Gain on insurance settlements	(29)	—	—	29	—	(54)	—	49	—	(5)
Total expenses	1,184	13	(34)	(193)	970	1,057	54	16	(203)	924
Operating Profit - Comparable hotel EBITDA	$135	$4	$(3)	$193	$329	$157	$26	$(51)	$203	$335

	Year-to-date ended September 30, 2024					Year-to-date ended September 30, 2023
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$2,563	$93	$(91)	$—	$2,565	$2,447	$136	$(33)	$—	$2,550
Food and beverage	1,285	39	(67)	—	1,257	1,174	52	(15)	—	1,211
Other	408	22	(17)	—	413	367	30	(7)	—	390
Total revenues	4,256	154	(175)	—	4,235	3,988	218	(55)	—	4,151
Expenses
Room	632	23	(17)	—	638	590	33	(8)	—	615
Food and beverage	848	32	(49)	—	831	773	42	(18)	—	797
Other	1,528	57	(59)	—	1,526	1,427	77	(32)	—	1,472
Depreciation and amortization	565	—	—	(565)	—	511	—	—	(511)	—
Corporate and other expenses	81	—	—	(81)	—	90	—	—	(90)	—
Gain on insurance settlements	(116)	—	19	76	(21)	(57)	—	49	—	(8)
Total expenses	3,538	112	(106)	(570)	2,974	3,334	152	(9)	(601)	2,876
Operating Profit - Comparable hotel EBITDA	$718	$42	$(69)	$570	$1,261	$654	$66	$(46)	$601	$1,275
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
Interest Rate Sensitivity
As of September 30, 2024 and December 31, 2023, 80% and 76%, respectively, of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of September 30, 2024, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2024, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($74 million), and we received $1.4 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into two new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2025. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	—	$—	—	$742
August 1, 2024 - August 31, 2024	3,072,051	16.28	3,072,051	692
September 1, 2024 - September 30, 2024	432,260	16.68	432,260	685
Total	3,504,311	$16.33	3,504,311	$685
___________
*Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2024 - July 31, 2024	83,966	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2024 - August 31, 2024	3,052,493	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2024 - September 30, 2024	423,544	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	3,560,003			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.
**    Reflects (i) 3,007,410 common OP units repurchased to fund the repurchase by Host Inc. of 3,072,051 shares of common stock as part of its publicly announced share repurchase program, and (ii) 45,083 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
***    Reflects (i) 423,165 common OP units repurchased to fund the repurchase by Host Inc. of 432,260 shares of common stock as part of its publicly announced share repurchase program, and (ii) 379 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

Item 5.     Other Information
On August 26, 2024, Mr. Walter Rakowich, a director of Host Inc., adopted a Rule 10b5-1 trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c). Under the trading plan, Mr. Rakowich will sell 40% of the shares of Host Inc.'s common stock he receives as part of his annual director stock award following the annual meetings in 2025 and 2026, to the extent he is elected as a director at those meetings. As described in the Company’s proxy statement for its annual meeting, non-employee directors receive an annual director stock award effective after election at the annual meeting. Because the number of shares that non-employee directors receive is calculated by dividing a dollar amount ($180,000 for 2024) by the share price of Host Inc.'s common stock on the date of the annual meeting, the aggregate number of shares to be sold under the trading plan is not currently ascertainable. However, if we assume the director stock award remains $180,000 in 2025 and 2026, and we estimate using Host Inc.'s closing share price of $17.24 on October 31, 2024, the aggregate number of shares to be sold under the trading plan is estimated to be 8,352 shares. The trading plan will have a duration of 641 days based on the latest termination date of the plan of May 29, 2026.
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

4.12
Ninth Supplemental Indenture, dated August 12, 2024, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 12, 2024).

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

November 8, 2024	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

November 8, 2024	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.