Form 10-K
period 2024-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2025-02-26
CIK 1070750, 1061937

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
For the fiscal year ended December 31, 2024
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

Maryland (Host Hotels & Resorts, Inc.)	53-0085950 (Host Hotels & Resorts, Inc.)
Delaware (Host Hotels & Resorts, L.P.)	52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4747 Bethesda Ave, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)
(240) 744-1000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (699,106,842 shares outstanding as of February 21, 2025)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Host Hotels & Resorts, Inc.    None
Host Hotels & Resorts, L.P.    Units of limited partnership interest 693,582,918 units outstanding as of February 21, 2025)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Host Hotels & Resorts, Inc.    Yes ☐    No ☒
Host Hotels & Resorts, L.P.    Yes ☐    No ☒
The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the NASDAQ Stock Market) on June 28, 2024 was $12,458,130,843.
Documents Incorporated by Reference
Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 14, 2025 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: McLean, VA	Audit Firm ID: 185

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2024 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2024. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
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
The substantive difference between the filings of Host Inc. and Host L.P. is that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income with respect to the manner in which income is allocated to non-controlling interests. Income allocable to the holders of approximately 1% of the OP units is reflected as income allocable to non-controlling interests at Host Inc. and within net income at Host L.P. Also, earnings per share generally will be slightly less than the earnings per OP unit, as each Host Inc. common share is the equivalent of .97895 OP units (instead of 1 OP unit). Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.
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

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
iii

PART I
Forward-Looking Statements
Our disclosure and analysis in this 2024 Annual Report on Form 10-K and in Host Inc.’s 2024 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings or insurance gains/losses.
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
Item 1. Business
We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper upscale hotels. As of February 21, 2025, our consolidated lodging portfolio consists of 81 primarily luxury and upper-upscale hotels containing approximately 43,400 rooms, with substantially all located in the United States (five of the hotels are located outside of the U.S. in Brazil and Canada). In addition, we own non-controlling interests in seven domestic and one international joint ventures that focus on the lodging industry, see " - Other Real Estate Interests" for a further description.
Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2024. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
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
For 2025, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We are constantly evaluating potential acquisitions of iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe the potential for growth is constrained or hotels with significant capital expenditure requirements that we do not believe would generate an adequate return.
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
Renewal and replacement capital expenditures are designed to maintain the quality and competitiveness of our hotels. Typically, renovations occur at intervals of approximately seven to ten years, but the timing may vary based on the type of property, function of area being renovated, hotel occupancy and other factors. These renovations generally are divided into the following types: soft goods, case goods, bathroom and architectural and engineering systems. Soft goods include items such as carpeting, textiles and wall finishes, which may require more frequent updates to maintain brand quality standards. Case goods include dressers, desks, couches, restaurant and meeting room tables and chairs, which generally are not replaced as frequently. Bathroom renovations include the refurbishment or replacement of tile, vanity, lighting and plumbing fixtures. Architectural and engineering systems include the physical plant of the hotel, including the roof, elevators/escalators, façade, heating, ventilation, and air conditioning and fire systems. We also execute capital expenditure projects to further increase the resilience of our hotels, including replacements and restorations of exterior walls, doors and windows, roofs, grounds, relocated/elevated critical equipment and distributed energy systems.
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
We believe that a disciplined and proactive approach to addressing critical environmental, social and governance (ESG) topics enables us to create long-term value for our stockholders and helps us to optimize our portfolio and human capital investments, while maintaining our position as a global sustainability leader. Our management approach is driven by people, culture, policies, targets and performance monitoring to improve the value from our investments of time, talent and financial resources. This approach directly supports Host’s business strategy and goals.
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
The charts below detail our third-party verified Total Energy Consumption and Total Water Consumption for 2021 through 2023, the last three fiscal years for which data is available(1). The increase in Total Water Consumption from 2022 to 2023 reflects an increase in occupancy at our hotels, while Total Energy Consumption remained level due to efficiency investments. The increases in both Total Water Consumption and Total Energy Consumption from 2021 to 2022 reflect the recovery of business at our hotels following the COVID-19 pandemic:

___________
(1)Energy and water metrics relate to our consolidated hotels owned for the entire year presented.
Our latest Corporate Responsibility Report, which was issued in July 2024, details our CR program and responsible investment strategy; along with our environmental, social and governance performance and our 2030 environmental and social targets that serve as the interim milestone in our roadmap to achieve our aspirational vision of becoming a net positive company by 2050. The Corporate Responsibility Report also includes Task Force on Climate-Related Financial Disclosures (TCFD) and full SASB disclosures, as well as an EEO-1 report. The contents of our Corporate Responsibility Report are not incorporated by reference into this Form 10-K and do not form a part of this Form 10-K.
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
Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. Online short-term rentals are a source of non-traditional supply for the industry, in both urban and resort destinations, including as a flexible option for apartment buildings and vacation homes. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation has the potential to limit supply growth for these online short-term rentals in many top markets, though the growth of professional management for legal rentals remains a key trend.
Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2019 to 2024.
U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Lodging Industry Supply, Demand and RevPAR Growth
Supply
Demand
RevPAR
35yr Avg Supply
35yr Avg Supply 1.5%
1.8%
1.5%
0.7%
-4.0%
-36.0%
-9.5%
11.6%
4.9%
37.4%
1.7%
10.6%
6.1%
0.2%
0.9%
5.0%
0.5%
0.5%
1.8%
0.9%
1.1%
1.8%
2019
2020
2021
2022
2023
2024
2025F
Source: STR
Note: 2020,2021,2022 Demand and RevPAR are not to scale

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth
Supply
Demand
RevPAR
35yr Avg Supply
23.0%
18.0%
13.0%
8.0%
3.0%
-2.0%
-7.0%
-12.0%
-17.0%
-22.0%
35yr Avg
Supply
2.1%
2.3%
1.8%
0.7%
-15.0%
-61.1%
-61.6%
67.4%
70.1%
16.5%
52.3%
38.9%
6.4%
7.6%
7.6%
1.8%
3.3%
4.5%
3.0%
3.1%
0.8%
2.0%
2019
2020
2021
2022
2023
2024
2025F
Source: STR
Note: 2020,2021,2022 Demand and RevPAR are not to scale

Our Customers. Our customers fall into three broad groups: transient business, group business and contract business. Similar to the majority of the lodging industry, we further categorize business within these broad groups based on characteristics they have in common as follows:
Transient business broadly represents individual business and/or leisure travelers. Our hotels attract both business and leisure travelers; therefore, our hotels' performance as it relates to transient demand is driven by trends related to both of these customer types. The four key subcategories of rates offered to the transient business group are:
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
General Terms and Provisions – Agreements governing our hotels that are managed by brand owners (Marriott, Hyatt, Hilton, Four Seasons, 1 Hotels and AccorHotels) typically include the terms described below:
•Term and fees for operational services. The initial term of our management and operating agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel. In the case of our hotels operating under the W®, Westin®, Luxury Collection® and St. Regis® brands and managed by Marriott following its acquisition of Starwood Hotels & Resorts Worldwide, Inc. on September 23, 2016 (collectively, the “Starwood Hotels”), the base management fee is only 1% of annual gross revenues, but that amount is supplemented by license fees payable under a separate license agreement (as described below).
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
Operating Structure
Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2024. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue 0.97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2024, unaffiliated limited partners owned 9.2 million OP units, which were convertible into 9.4 million Host Inc. common shares.

Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 708.5 million common shares of Host Inc. outstanding at December 31, 2024.
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
Our Consolidated Hotel Portfolio
As of February 21, 2025, we owned a portfolio of 81 hotels, of which 76 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 2% of our revenues in 2024, 2% of our revenues in 2023 and 1% of our revenues in 2022 were attributed to the operations of these five foreign hotels.
The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. Our portfolio primarily consists of luxury and upper upscale properties, which are operated under internationally recognized brand names such as Marriott, Westin, Ritz-Carlton, Hyatt, Four Seasons and Hilton. Our portfolio also includes hotels referred to as “soft-branded” that are associated with a major brand chain, but maintain a unique identity that is customized towards a particular customer profile or authentic location.
Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 60% of our revenues in 2024 were generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.
Our consolidated portfolio includes 29 hotels that have more than 500 rooms. The average age of our properties is 37 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements. In our consolidated portfolio, approximately 88% of our hotels, by room count, are managed by their own brand managers, and 12% are managed by independent managers as a franchise or as an independent brand.
By Brand. The following table details our consolidated hotel portfolio by brand as of February 21, 2025:

Brand	Number of Hotels	Rooms	Percentage of Revenues ⁽¹⁾
Marriott:
Marriott	26	19,038	36.8%
Ritz-Carlton	6	2,367	10.2%
Autograph Collection	1	223	0.3%
Tribute Portfolio	1	173	0.4%
JW Marriott	4	1,909	3.5%
AC Hotels	1	165	0.2%
W	1	424	0.6%
St. Regis	1	232	0.4%
Luxury Collection	1	645	3.5%
Westin	8	3,972	7.7%
Sheraton	1	370	0.4%
Total Marriott	51	29,518	64.0%
Hyatt:
Alila	1	59	0.7%
Andaz	1	320	1.7%
Grand Hyatt	4	3,638	7.0%
Hyatt Place	1	426	0.7%
Hyatt Regency	6	3,866	7.5%
Total Hyatt	13	8,309	17.6%
Hilton:
Curio	2	591	1.6%
Hilton	1	223	0.2%
Embassy Suites	2	961	1.5%
Total Hilton	5	1,775	3.3%
AccorHotels:
Swissôtel	1	662	1.0%
Fairmont	1	450	2.3%
ibis	1	256	0.1%
Novotel	1	149	0.1%
Total AccorHotels	4	1,517	3.5%
1 Hotel	3	882	4.7%
Four Seasons	2	569	4.8%
Other/Independent	3	819	2.1%
	81	43,389	100.0%
___________
(1)Based on our 2024 revenues; no individual hotel contributed more than 6% of total revenues in 2024. Hotels that are not considered upper upscale or luxury constitute approximately 1% of our revenues.

By Location. The following table details the locations and numbers of rooms at our consolidated hotels as of February 21, 2025:

Location	Rooms	Location	Rooms
Arizona		Hawaii
AC Hotel Scottsdale North	165	Andaz Maui at Wailea Resort	320
The Phoenician, A Luxury Collection Resort, Scottsdale	645	Fairmont Kea Lani, Maui	450
The Westin Kierland Resort & Spa	735	Hyatt Place Waikiki Beach	426
California		Hyatt Regency Maui Resort and Spa	810
Alila Ventana Big Sur	59	The Ritz-Carlton O'ahu, Turtle Bay	450
Axiom Hotel	152	Illinois
Coronado Island Marriott Resort & Spa ⁽¹⁾	300	Embassy Suites by Hilton Chicago Downtown Magnificent Mile	455
Grand Hyatt San Francisco	669	Swissôtel Chicago	662
Hyatt Regency San Francisco Airport	790	The Westin Chicago River North	445
Manchester Grand Hyatt San Diego ⁽¹⁾	1,628	Louisiana
Marina del Rey Marriott ⁽¹⁾	370	New Orleans Marriott	1,333
Marriott Marquis San Diego Marina ⁽¹⁾	1,366	Maryland
San Francisco Marriott Fisherman's Wharf	285	Gaithersburg Marriott Washingtonian Center	284
San Francisco Marriott Marquis ⁽¹⁾	1,500	Massachusetts
Santa Clara Marriott ⁽¹⁾	766	Boston Marriott Copley Place ⁽¹⁾	1,145
The Ritz-Carlton, Marina del Rey ⁽¹⁾	304	The Westin Waltham Boston	351
The Westin South Coast Plaza, Costa Mesa ⁽²⁾	393	Minnesota
Colorado		Minneapolis Marriott City Center	585
Denver Marriott Tech Center	605	New Jersey
Denver Marriott West ⁽¹⁾	305	Newark Liberty International Airport Marriott ⁽¹⁾	591
The Westin Denver Downtown	432	Sheraton Parsippany Hotel	370
Florida		New York
1 Hotel South Beach	433	1 Hotel Central Park	234
Baker's Cay Resort Key Largo, Curio Collection by Hilton	200	New York Marriott Downtown	515
Four Seasons Resort Orlando at Walt Disney World® Resort	444	New York Marriott Marquis	1,971
Hyatt Regency Coconut Point Resort and Spa	462	Ohio
Miami Marriott Biscayne Bay	605	The Westin Cincinnati ⁽¹⁾	456
Orlando World Center Marriott	2,004	Pennsylvania
Tampa Airport Marriott ⁽¹⁾	298	Philadelphia Airport Marriott ⁽¹⁾	419
The Don CeSar	348	The Logan Philadelphia, Curio Collection by Hilton	391
The Ritz-Carlton, Amelia Island	446	Tennessee
The Ritz-Carlton, Naples	474	1 Hotel Nashville	215
The Ritz-Carlton Naples, Tiburón	295	Embassy Suites by Hilton Nashville Downtown	506
The Singer Oceanfront Resort, Curio Collection by Hilton	223	Texas
Georgia		Hotel Van Zandt	319
The Alida, Savannah, a Tribute Portfolio Hotel	173	Houston Airport Marriott at George Bush Intercontinental ⁽¹⁾⁽³⁾	573
Grand Hyatt Atlanta in Buckhead	439	Houston Marriott Medical Center/Museum District ⁽¹⁾	398
JW Marriott Atlanta Buckhead	371	Hyatt Regency Austin	448

Texas (cont.)		Washington, D.C. (cont.)
JW Marriott Houston by The Galleria	516	JW Marriott Washington, DC	777
San Antonio Marriott Rivercenter ⁽¹⁾	1,000	The Westin Georgetown, Washington D.C.	269
San Antonio Marriott Riverwalk	512	Washington Marriott at Metro Center	459
The Laura Hotel, Houston Downtown, Autograph Collection	223	Wyoming
The St. Regis Houston	232	Four Seasons Resort and Residences Jackson Hole	125
Virginia		Brazil
Hyatt Regency Reston	518	ibis Rio de Janeiro Parque Olimpico	256
The Ritz-Carlton, Tysons Corner ⁽¹⁾	398	JW Marriott Hotel Rio de Janeiro	245
Washington		Novotel Rio de Janeiro Parque Olimpico	149
The Westin Seattle	891	Canada
W Seattle	424	Calgary Marriott Downtown Hotel	388
Washington, D.C.		Marriott Downtown at CF Toronto Eaton Centre ⁽¹⁾	461
Grand Hyatt Washington	902	Total	43,389
Hyatt Regency Washington on Capitol Hill	838
___________
(1)The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 9% of total revenues. The following chart summarizes the composition of our consolidated hotels as of February 21, 2025 by each market location based on its percentage of 2024 revenues:

Revenues By Market Location
San Diego 9%
Orlando 8%
Florida Gulf Coast 8%
New York 8%
Maui 7%
Phoenix 6%
San Francisco/San Jose 6%
Washington, D.C. (Central Business District) 6%
Miami 4%
Boston 3%
Houston 3%
Chicago 3%
Jacksonville 2%
Los Angeles/Orange County 2%
San Antonio 2%
Seattle 2%
New Orleans 2%
Denver 2%
Northern Virginia 2%
Oahu 2%
Nashville 2%
Philadelphia 2%
Austin 1%
Atlanta 1%
Other 6%
International 1%

Other Real Estate Interests
We own non-controlling interests in several entities that, as of February 21, 2025, owned, or owned an interest in, 40 properties and a vacation ownership development. Due to the ownership structure and economic or participating rights of our partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities include the following:
Noble Joint Venture. While our primary focus is the upper-upscale and luxury chain scales, we also seek opportunities to elevate our growth profile through investment in select service hotels, extended stay hotels and new development deals. Accordingly, in 2022, we entered into definitive agreements with Noble Investment Group, LLC, a leading private hospitality asset manager in the upscale, select service and extended stay chain scales, and certain other entities and persons related to Noble Investment Group, LLC, to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on the funds formed after closing, and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P. ("Noble Fund V"), which represents a 21.15% ownership interest in the fund. As of December 31, 2024, we have funded $72 million to Noble Fund V. Additionally, through a co-investment of the fund, we have committed an additional $30 million of which we have funded $13 million. Noble Fund V and the co-investment currently own 30 select service and extended stay hotels and ten land sites to be developed.
Beginning in 2026, upon certain triggers being met, we have the ability to acquire up to 100% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. To the extent certain triggers are met and we have not exercised our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise its put right to cause us to purchase up to an additional 26% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC.
Maui Joint Venture. We own a 67% interest in a joint venture with an affiliate of HV Global Group, a subsidiary of Marriott Vacations Worldwide Corporation, that owns a 131-unit vacation ownership development in Maui, Hawaii adjacent to our Hyatt Regency Maui Resort & Spa.
Hyatt Place Joint Venture. We own a 50% interest in a joint venture with White Lodging Services that owns the 255-room Hyatt Place Nashville Downtown in Tennessee. In August 2024, the joint venture completed an amendment and restatement of its $60 million mortgage loan agreement, extending its maturity to August 2, 2029. The loan is non-recourse to us.
Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has a $158 million mortgage loan outstanding on the hotel that is non-recourse to us. Additional advances up to $27 million are available until December 31, 2025 to fund capital expenditures.
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
As of December 31, 2024, this joint venture has invested approximately $109 million (of which our share is $27 million) in a separate joint venture in India with Accor S.A. and InterGlobe Enterprises Limited, in which it holds a 36% interest. This joint venture owns seven hotels and an office building in Delhi, Bangalore and Chennai, India, totaling approximately 1,718 rooms. The hotels are managed by AccorHotels under the Pullman, ibis and Novotel brands.
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
1 This annual report contains registered trademarks that are the exclusive property of their respective owners, which are companies other than us. None of the owners of these trademarks, their affiliates or any of their respective officers, directors, agents or employees has or will have any responsibility or liability for any information contained in this annual report.

Seasonality
Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Hotel sales for our consolidated portfolio were approximately 26%, 26%, 23% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2024.
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
Human Capital Resources
As of February 21, 2025, we had 165 employees, all of whom work in the United States, including our regional office in Miami. The current average tenure of our employees is approximately 14 years, and the voluntary and total turnover rates in 2024 were 2% and 5%, respectively. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans. Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. In order to ensure that we are meeting our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.
Our CEO is a part of the CEO Action for Diversity & Inclusion initiative to continue to advance diversity and inclusion within our workplace, along with our formal diversity and inclusion initiative. We also provide unconscious bias training to our employees. As of December 31, 2024, our total workforce consists of 43% men and 57% women, with 46% of management positions held by women. Our workforce also consists of 38% minorities, with 21% of management positions held by minorities.
The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel manager in Brazil. The employees at all of our U.S. and Canadian hotels are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees.
Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force. Employees of our third-party hotel managers at 18 of our hotels, representing approximately 26% of our total room count, are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.” None of Host’s employees are covered by collective bargaining agreements.
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
•factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023 and Southern California wildfires in 2025, adverse weather events, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024, or extreme precipitation, pandemics and other public health crises, such as the COVID-19 pandemic, or the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will suppress international travel to the United States generally or decrease the labor pool, and risks that international U.S. outbound travel may remain elevated relative to historic levels;
•the impact of geopolitical developments outside the U.S., such as large-scale wars or international conflicts, slowing global growth, or trade tensions and proposed tariffs between the United States and its trading partners such as China, all of which could affect global travel and lodging demand within the United States or result in supply chain disruptions;
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
•operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs, including increased labor costs in the recent inflationary environment, the ability of our managers to adequately staff our hotels as a result of shortages in labor, severance and furlough payments to hotel employees or changes in workplace rules that affect labor costs;
•the ability of our hotels to compete effectively against other lodging businesses in the highly competitive markets in which we operate in areas such as access, location, quality of accommodations and room rate structures;
•changes in the desirability of the geographic regions of the hotels in our portfolio or in the travel patterns of hotel customers;
•changes in taxes and governmental regulations that influence or set wages, hotel employee health care costs, prices, interest rates or construction and maintenance procedures and costs; and
•decreases in the frequency of business travel that may result from hybrid or remote work environments and other changes to business operations, such as alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks.
In addition, the U.S. economy experienced high rates of inflation from 2021 to 2023, which increased our operating expenses due to higher wages and costs. The rate of inflation may remain elevated in the future, resulting in further increases to our operating expenses. Moreover, our interest expense has increased due to higher interest rates on the senior notes we issued in 2024 as well as on our variable rate debt. Although the short-term nature of hotel bookings generally allows our managers to compensate to a certain extent for inflationary effects by increasing room rates at our hotels, sustained inflation could have a negative impact on the demand for lodging. Moreover, an inflationary environment can increase the costs of hotel renovations and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results.
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
The occurrence of any of the above factors, individually or in combination, could prevent us from being able to obtain the external capital we require on terms that are acceptable to us, or at all, which could have a material adverse effect on (i) our ability to finance our future growth and acquire hotels, (ii) our ability to meet our anticipated requirements for working capital, debt service and capital expenditures, and (iii) our results of operations and financial condition. Potential consequences of disruptions in U.S. and global equity and credit markets could include the need to seek alternative sources of capital with less attractive terms, such as more restrictive covenants, shorter maturity and higher costs, which would have an adverse effect on our financial condition and liquidity.
We operate in a highly competitive industry.
The lodging industry is highly competitive. Our principal competitors are other owners and investors in upper upscale and luxury full-service hotels, including other lodging REITs. Our hotels face strong competition for individual guests, group reservations and conference business from major hospitality chains with well-established and recognized brands, as well as from other smaller hotel chains, independent and local hotel owners and operators. Our hotels compete for customers primarily based on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of the accommodations, customer satisfaction, amenities and the ability to earn and redeem loyalty program points. New hotel construction adds to supply, creating new competitors, in some cases without corresponding increases in demand for hotel rooms. Our competitors may have similar or greater commercial and financial resources, which allow them to improve their hotels in ways that affect our ability to compete for guests effectively and adversely affect our revenues and profitability as well as limit or slow our future growth. We also compete for hotel acquisitions with others that have similar investment objectives to ours. This competition could limit the number of investment opportunities that we find suitable for our business. It also may increase the bargaining power of hotel owners seeking to sell to us, making it more difficult for us to acquire new hotels on attractive terms or on the terms contemplated in our business plan.
Internet reservation channels remain a source of competition that could adversely affect our business. While a percentage of hotel rooms for individual or “transient” customers are booked through internet travel intermediaries, the brands we work with have enacted strategies to drive consumers directly to their website or reservation platform, although there can be no assurances that those strategies will be successful. Search engines (including generative AI search) and peer-to-peer inventory sources also provide online travel services that compete with our hotels. If bookings shift to higher cost distribution channels, including these internet travel intermediaries, it could materially impact our profitability. Internet travel intermediaries may also target group and convention business, which could divert such business and materially adversely affect our revenues and profitability.

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
•periodic total or partial closures due to renovations and facility improvements; and
•force majeure events, such as earthquakes, hurricanes, floods or wildfires, which may result in an uninsured loss or a loss in excess of insured limits.
We have significant indebtedness and may incur additional indebtedness.
As of December 31, 2024, we and our subsidiaries had total indebtedness of approximately $5.1 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:
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
Our acquisition of hotels may have a significant effect on our business, liquidity, financial condition and/or results of operations.
We routinely are actively engaged in the process of identifying, analyzing and negotiating possible transactions for acquiring hotels. We cannot provide any assurances that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from such acquisitions. Our failure to realize the intended benefits from one or more acquisitions could have a significant adverse effect on our business, liquidity, financial condition and/or results of operations. These adverse effects may occur because the performance of the hotel does not support the additional indebtedness and related interest expense that we incurred as a result of the acquisition. In addition, hotels and entities that we have acquired, or may in the future acquire, may be subject to unknown or contingent liabilities for which we may have no recourse, or only limited recourse, against the sellers. In general, the representations and warranties provided in the transaction agreements may not survive long enough for us to become aware of such liabilities and to seek recourse against our sellers, and indemnification covering representations and warranties often is limited and subject to various materiality thresholds, a significant deductible or an aggregate cap on losses. As a result, there is no guarantee that we will recover any amounts with respect to losses due to breaches by the sellers of their representations and warranties.
We may not achieve the value we anticipate from new hotel developments or value enhancement projects at our existing hotels.
We currently are, and in the future may be, involved in the development or redevelopment of hotels, timeshare units or other alternate uses of portions of our existing hotels, including the development of retail, office, condominium or apartments, and including through joint ventures. There are risks inherent in any new development, including:
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
•Risks related to changes in economic and market conditions between development commencement and property stabilization.
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
Approximately 64% of our hotels (as measured by 2024 revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. In 2025, our operators will negotiate collective bargaining agreements at hotels in Honolulu, Maui, and Washington, D.C. In addition, collective bargaining agreements for the hotel engineering employees in San Francisco, Seattle and Orange County will also be negotiated in 2025. Those negotiations potentially could result in disruptions in operations and additional costs. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, which is a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.
We may be deemed to be a joint employer with our third-party hotel managers under certain new laws, rules and regulations.
As noted above, we do not directly employ or manage employees at our consolidated hotels, and our third-party managers are responsible for hiring and managing the labor force at our hotels. Recent legislative proposals introduced in certain states and local jurisdictions have included provisions requiring that hotel owners be deemed an employer of workers at our hotels. Changes in laws or regulations relating to the employer relationship that result in a determination that we are a “joint employer” with our hotel operators could subject us to liability for employment-related and other liabilities of our hotel operators and could cause us to incur other costs that have a material adverse effect on our business, financial condition and results of operations.
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
Hotels in the following cities and states represented approximately 66% of our 2024 revenues: New York, Washington, D.C., San Diego, San Francisco, Phoenix, Florida and Hawaii. An economic downturn, an increase in hotel supply in these cities and markets, natural disasters, weather events, terrorist attacks, health epidemics, or similar events in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, lodging demand in Maui, one of our largest markets by revenues, has been significantly impacted by the wildfires that occurred in August 2023, and the effect on lodging demand is expected to continue in 2025. In addition, during the COVID-19 pandemic, large urban markets with enhanced restrictions on social gatherings, such as New York and San Francisco where we have a significant number of hotel rooms, were disproportionately impacted by the decline in lodging demand. Additionally, a majority of our hotels in Florida were affected by Hurricane Ian in 2022 and a significant number were affected by Hurricanes Helene and Milton in September and October 2024, respectively. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.
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
We carry insurance coverage for property, business interruption, terrorism, and other risks with respect to all our hotels and other properties. We also carry, or in certain instances cause our hotel managers to carry, general liability insurance with respect to all our hotels and other properties. Certain coverages related to hotel managers’ employer status, such as worker's compensation, are insured under the hotel manager’s policies. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement, and certain natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, are particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in these markets and other states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles, either fixed or as a percentage of total insured value, self-insurance retentions, or insurance issued by a "captive insurer" affiliated with Host Inc. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, wildfire or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Intensifying natural disasters, including climate change and extreme weather events, coupled with the current economic climate have directly affected the availability of insurance, increased premiums and deductibles, and reduced amounts that insurers are willing to underwrite. As a result, we may need to self-insure more of our exposures and look for alternative means of risk transfer in order to mitigate increasing insurance costs.
Our property insurance policies also provide that all claims from each of our properties resulting from a particular insurable occurrence must be combined for purposes of evaluating whether the aggregate limits and sub-limits provided in our policies have been exceeded. Therefore, if an insurable occurrence affects more than one of our hotels, the claims from each affected hotel will be added together to determine whether the aggregate limit or sub-limits, depending on the type of claim, have been reached. Each affected hotel may only receive a proportional share of the amount of insurance proceeds provided for under the policy if the total value of the loss exceeds the aggregate limits available. For example, if a hurricane were to cause widespread damage in Florida, claims from each of our hotels would be aggregated against the policy limit or sub-limit and could exceed the applicable limit or sub-limit. We may incur losses in excess of insured limits, and we may be even less likely to receive complete coverage for risks that affect multiple properties, such as earthquakes, hurricanes, or certain types of terrorism because the claims will be added together against the policy limit or sub-limit. We are still evaluating the business interruption impact, including related insurance coverage, to our Florida hotels caused by Hurricanes Helene and Milton in September and October 2024, respectively, as further discussed in "Item 8. Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies.”
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
We face the risk of material data breaches and disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, which could materially adversely affect our business and results.
Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such customer information as well as proprietary information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and information such as system, network or internet failures; computer hacking or operational disruption (e.g., due to ransomware); cyber-terrorism; viruses, worms or other malicious software programs; social engineering (e.g., phishing); employee error, negligence, malfeasance or fraud; and misconfigurations, "bugs" or other known or unknown vulnerabilities in software and hardware.
These threats can be introduced in any number of ways, including through third parties accessing our hotel managers’ information networks and systems or by exploiting vulnerabilities in third-party software, technologies, tools, services or systems. The risks from these cyber threats are significant. Marriott International, the manager of a majority of our hotels, experienced a material data security breach involving the unauthorized access to the Starwood guest reservation database between 2014 and 2018. The UK Information Commissioner's Office has fined Marriott £18.4 million. Marriott settled a multistate state attorneys' general investigation, pursuant to which it agreed to pay a $52 million fine and take various measures to protect data. Marriott also settled with the Federal Trade Commission and agreed to take measures to protect data. Marriott remains subject to other lawsuits and investigations arising around the world. Marriott has also experienced other, lesser data breaches since 2018 as well. No assurances can be made as to the outcome of these data breach lawsuits or investigations.
We rely on the security systems of our managers to maintain hotel operations and to protect proprietary and hotel customer information. Any compromise of our managers’ or their critical third-party networks could result in a material disruption to our managers’ operations due to disruption in fulfilling guest reservations, delayed bookings or sales, lost guest reservations, or compromises to information. Any of these events could, in turn, result in disruption of the operations of the hotels that we own that are managed by them, increased costs (e.g., to comply with regulatory requirements or to remediate systems), potential litigation (including class actions), and regulatory enforcement and liability. All our major hotel management companies and a majority of our third-party operators maintain insurance against cyber threats. However, these policies provide varying limits and are subject to sub-limits for certain types of claims, and it is not expected that these policies will provide a total recovery of all potential losses. In addition, public disclosure, or loss of customer or proprietary information, such as the data breaches disclosed by Marriott in November 2018, may result in damage to the manager’s reputation and a loss of confidence among hotel guests and result in reputational harm for the hotels owned by us and managed by them, which may have a material adverse effect on our future business, financial condition and results of operations.
In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes and proprietary information. There can be no assurance that the security measures we, our managers or third-party providers have taken to protect systems and information will be fully implemented, complied with or effective in detecting or preventing failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers or insiders. This is particularly so because cyberattack methodologies change frequently and are often not recognized until launched. We, our managers and third-party providers may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools (including artificial intelligence (AI) and machine learning) that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. Further, we and third parties, including our third-party managers, continue to adopt AI, which poses new security challenges. The introduction of AI, particularly generative AI, may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. If we or our third-party managers experience an actual or perceived breach or a privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information, and our reputation, or the reputation of our third-party managers, and the public perception of the effectiveness of our security measures could be harmed. The use of AI can also lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation (or the reputation of our third-party managers) and business and expose us to risks related to inaccuracies or errors in the output of such technologies.
Disruptions in service, system shutdowns and security breaches in the information technologies and systems we, our managers or third-party providers maintain, including unauthorized access to or disclosure of confidential information, could have a material adverse effect on our business or financial reporting, subject us to liability claims or regulatory penalties, which amounts could be significant, as the SEC and other regulators have increased their focus on companies' cybersecurity vulnerabilities and risks, and increase the costs of compliance and remediation. We currently maintain cyber insurance, which includes coverage for third-party liability (damages and settlements to third parties) and first-party loss (costs incurred by us in response to a network security or privacy event). However, as with our operator’s coverage, our policy is subject to limits and sub-limits for certain types of claims, and we do not expect that this policy will cover all the losses that we could experience from these exposures.
In addition, data privacy and cybersecurity rules, regulations and industry standards are rapidly evolving. Evolving U.S. privacy and security laws, such as the California Consumer Privacy Act and similar laws being enacted or already in force in other states, are imposing significant requirements on companies and, in the California Consumer Privacy Act's case, providing a private right of action with statutory damages available to plaintiffs for certain types of data breaches. Failure to comply with current and future laws, industry standards and other legal obligations or any security incident resulting in operational disruptions and/or the unauthorized access to, or acquisition, release or transfer of personal information may result in governmental enforcement actions, litigation, fines and penalties and adverse publicity and could cause a material adverse effect on both the managers of our hotels and our business, results of operations and reputation. We and our managers also may be required to invest significant resources to comply with regulatory requirements, to enhance our information security controls, and to investigate and remediate any security vulnerabilities.
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
We are subject to the risks associated with natural disasters and the physical effects of climate change, including more frequent or severe storms, droughts, hurricanes, flooding, earthquakes, wildfires, power shortages or outages and extreme temperatures, any of which could have a material adverse effect on our hotels, operations and business including, but not limited to, by damaging properties, by increasing the costs associated with our properties, or by decreasing the attractiveness of certain locations. For example, lodging demand in Maui, one of our largest markets by revenues, has been significantly impacted by the wildfires that occurred in August 2023, and a majority of our hotels in Florida were affected by Hurricane Ian in 2022 and a significant number of our hotels were affected by Hurricanes Helene and Milton in September and October 2024, respectively. Over time, our coastal markets are expected to continue to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets such as Arizona may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.
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
•Certain provisions of the MGCL may have the effect of inhibiting a third party from acquiring Host Inc., including:
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
To qualify as a REIT, each of Host Inc. and our subsidiary REIT is required to satisfy the requirements of several asset and gross income tests. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination of fair market value, and for which we will not obtain independent appraisals. Our compliance with the REIT asset and gross income tests requirements also depends upon our ability to successfully manage the composition of our gross income and assets on an ongoing basis. Accordingly, there can be no assurance that the U.S. Internal Revenue Service (the “IRS”) will not contend that our hotel leases, interests in subsidiaries, or interests in the securities of other issuers will not cause a violation of the REIT gross income and asset tests requirements.
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
The size of our TRS is limited, and our transactions with our TRS will cause us to be subject to a 100% excise tax on certain income or deductions if such transactions are not conducted on arm’s-length terms.
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
We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2024, there are approximately 9.2 million Host L.P. OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. At December 31, 2024, there were approximately 22 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.
An increase in interest rates would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2024, approximately 20% of our debt is subject to floating interest rates. Elevated interest rates also could limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.
Compliance with the Americans with Disabilities Act and other government regulations can be costly.
Our hotels are subject to various forms of regulation, including Title III of the Americans with Disabilities Act (“ADA”), building codes and regulations pertaining to fire and life safety. Under the ADA, all public accommodations are required to meet certain federal rules related to access and use by disabled persons and we incur capital expenditures to make our hotels accessible. In addition, we have committed to provide, and certain local laws and contracts between our hotel managers and hotel workers’ unions require our hotels to provide, our managers’ employees with safety devices, sometimes known as “panic buttons.” We fund the capital necessary to ensure that employees at our hotels will be equipped with these safety devices. These and other laws and regulations may be changed from time-to-time, or new regulations adopted, resulting in additional costs of compliance, including potential litigation. A determination that we are not in compliance with these laws and regulations could result in a court order to bring the hotel into compliance, imposition of civil penalties in cases brought by the Justice Department, or an award of attorneys’ fees to private litigants. Compliance with these laws and regulations could require substantial capital expenditures. Any increased costs could have a material adverse effect on our business, financial condition or results of operations. In addition, the operations of our foreign hotels are subject to a variety of United States and international laws and regulations, including the United States Foreign Corrupt Practices Act and other anti-corruption laws, but we cannot assure that we will continue to be found to be operating in compliance with, or be able to detect violations of, any such laws or regulations.
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
ESG evaluations, including ESG scores and ratings, are important to some investors and other stakeholders and may impact the price of our securities and business practices. Investors may focus on, and consider a company's ESG-related business practices, scores and reporting when choosing to allocate their capital in making investment decisions, including if they invest in our securities. Investors, customers, business partners and other stakeholders, as well as regulators and other groups, are increasingly focusing on ESG and sustainability commitments and performance. Further, the criteria used in these ratings systems change frequently, and we cannot guarantee that we will be able to score well as criteria change. Failure to participate in certain of the third-party ratings systems, failure to score well in those ratings systems or failure to provide certain ESG disclosures could result in reputational harm when investors or others compare us against similar companies in our industry and could cause certain investors to be unwilling to invest in our stock, which could adversely impact our ability to raise capital. At the same time, some stakeholders and regulators have expressed or pursued contrary views, legislation, and investment expectations with respect to ESG ratings and commitments, including the enactment or proposal of "anti-ESG" legislation or policies, which may expose us to additional legal or reputational risks based upon our ESG commitments and disclosures.
In addition, the adoption of increased government regulations, changes in Federal, state and local legislation and regulations and changes in investor preference related to ESG and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures. Other impacts related to ESG matters may include the costs of compliance with new or existing regulations, standards or reporting requirements regarding the environmental impacts of our business, such as the SEC's proposed climate change disclosure rule.
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
Our cybersecurity risk management program is integrated into our overall enterprise risk management program and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. Our cybersecurity risk management program is led by our senior vice president of information technology who has over 25 years of information technology experience that includes application development, information technology infrastructure, security, business continuity, and engineering. He holds a master's degree in computer science and a bachelor of engineering in electrical engineering. Our vice president of cybersecurity reports to the senior vice president of information technology and has over 25 years of operations and security experience backed by an undergraduate degree in computer management and various technology and security certifications. Our vice president of cybersecurity is responsible for the day-to-day assessment and management of cybersecurity risk. Our cybersecurity risk management program includes the following key components, which allows the management team to stay informed about and monitor the prevention, detection, mitigation and remediation of key cybersecurity risks and incidents:
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
As of February 21, 2025, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we have not been materially affected by known cybersecurity threats affecting the Company, we and our hotel managers continue to face risks from cybersecurity threats that, if realized, could materially adversely affect us in the future. For more information on the risks related to cybersecurity threats, including threats faced by our hotel managers, see Part I, Item 1A. "Risk Factors — We face the risk of material data breaches and disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, which could materially adversely affect our business and results.”
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
Item 2. Properties
See Part I, Item 1. “Business—Our Consolidated Hotel Portfolio” above for a discussion of our hotels.
Item 3. Legal Proceedings
We are involved in various legal proceedings in the ordinary course of business, including, but not limited to, disputes involving hotel-level contracts, employment litigation, compliance with laws, such as the Americans with Disabilities Act, tax disputes and other general matters. We or our operators are defending these claims vigorously; however, no assurances can be given as to the outcome of any pending legal proceedings. We believe, based on currently available information, that the results of such proceedings, in the aggregate, will not have a material adverse effect on our financial condition, but might be material to our operating results for any period, depending, in part, upon the operating results for such period. We record a liability when a loss is considered probable and the amount can be reasonably estimated. For more information, see Note 17 in Item 8. – Financial Statements and Supplementary Data.
Item 4. Mine Safety Disclosures
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 21, 2025. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Richard E. Marriott Chairman of the Board	86
Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president, and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.

James F. Risoleo President, Chief Executive Officer and Director	69	James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.
Sourav Ghosh Executive Vice President and Chief Financial Officer	48
Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	50	Julie P. Aslaksen joined our company in November 2019 as executive vice president, general counsel and secretary. Prior to joining our company, Ms. Aslaksen served as vice president and general counsel at General Dynamics Information Technology ("GDIT") from 2017 to 2019. Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as staff vice president, deputy general counsel and assistant secretary.
Michael E. Lentz Executive Vice President Development, Design & Construction	61	Michael E. Lentz joined our company in March 2016 as managing director, global development, design and construction. In February 2019, he was promoted to executive vice president, development, design and construction. Prior to joining us, Mr. Lentz was senior vice president of global development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as vice president of project development.
Joseph C. Ottinger Senior Vice President, Corporate Controller	48
Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president, corporate controller.

Mari Sifo Executive Vice President, Chief Human Resources Officer	43
Mari Sifo joined our company as executive vice president, chief human resources officer in November 2022. Prior to joining our company, she was the chief human resources and communications officer for SWM International from 2018 to 2022; senior director, human resources at CP Kelco from 2015 to 2018; and human resources, director at Mondelez International from 2014 to 2015.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	52
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
As of February 21, 2025, there were 14,537 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 21, 2025, there were 996 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock.
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
Comparison of Five-Year Cumulative Stockholder Returns 2019 – 2024

250
200
150
100
50
0
Dollars
2019
2020
2021
2022
2023
2024
Host Hotel & Resorts, Inc.
NAREIT Lodging Index
S&P 500 Index

	2019	2020	2021	2022	2023	2024
Host Hotels & Resorts, Inc.	$100.00	$80.25	$95.39	$90.99	$116.04	$109.66
NAREIT Lodging Index	$100.00	$76.40	$90.32	$76.50	$94.80	$92.90
S&P 500 Index	$100.00	$118.40	$152.39	$124.79	$157.59	$197.02
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Fourth Quarter 2024 Host Inc. Purchases of Equity Securities
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	—	$—	—	$685
November 1, 2024 - November 30, 2024	—	—	—	685
December 1, 2024 - December 31, 2024	—	—	—	685
Total	—	$—	—	$685
Item 5. Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.
There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 21, 2025 was 996. The number of outstanding common OP units as of February 21, 2025 was 693,582,918, of which 684,404,669 were owned by Host Inc.
Fourth Quarter 2024 Host L.P. Purchases of Equity Securities

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2024 - October 31, 2024	8,991	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
November 1, 2024 - November 30, 2024	50,960	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
December 1, 2024 - December 31, 2024	10,460	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	70,411			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023. For a discussion and analysis of the year ended December 31, 2023 compared to the same period in 2022, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2023, filed with the SEC on February 28, 2024.
Overview
Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2024. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 21, 2025, we own 81 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 40 hotels through joint ventures in the United States and in India. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.
Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 60%, 36%, and 4%, respectively, of our 2024 room sales. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.
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

% of 2024 Revenues
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

Hotel operating expenses represent approximately 99.7% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total operating costs and expenses:

% of 2024 Operating Costs and Expenses
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
•EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains and property damage losses, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business (“Adjusted EBITDAre”).
Summary of 2024 Operating Results
The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2024 (in millions, except per share and hotel statistics):

Historical Income Statement Data:
2024	2023	Change
Total revenues	$5,684	$5,311	7.0%
Net income	707	752	(6.0%)
Operating profit	875	827	5.8%
Operating profit margin under GAAP	15.4%	15.6%	(20)	bps
EBITDAre ⁽¹⁾	$1,726	$1,632	5.8%
Adjusted EBITDAre ⁽¹⁾	1,656	1,629	1.7%

Diluted earnings per common share	$0.99	$1.04	(4.8%)
NAREIT FFO per diluted share ⁽¹⁾	1.97	1.92	2.6%
Adjusted FFO per diluted share ⁽¹⁾	1.97	1.92	2.6%

Comparable Hotel Data:
	2024 Comparable Hotels ⁽¹⁾
	2024	2023	Change
Comparable hotel revenues ⁽¹⁾	$5,546	$5,418	2.4%
Comparable hotel EBITDA ⁽¹⁾	1,622	1,617	0.3%
Comparable hotel EBITDA margin ⁽¹⁾	29.2%	29.8%	(60)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$355.88	$348.70	2.1%
Comparable hotel RevPAR ⁽¹⁾	216.06	214.15	0.9%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and “Comparable Hotel Operating Statistics and Results” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 78 comparable hotels as of December 31, 2024 and include adjustments for non-comparable hotels, dispositions and acquisitions. See "Comparable Hotel RevPAR Overview" for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $373 million, or 7.0%, compared to 2023, benefiting from the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay and also the results of The Ritz-Carlton, Naples, which was closed in the first half of 2023 as a result of Hurricane Ian. However, this was partially offset by the closure of The Don CeSar for the fourth quarter of 2024 following the impacts of Hurricanes Helene and Milton. In addition, continued growth in group business, building on its recovery in 2023, drove improvements in food and beverage revenues. Comparable hotel RevPAR increased 0.9%, compared to 2023, due to an increase in average room rates, as occupancy remained flat, reflecting continued strong group demand, tempered by continued imbalance in outbound travel from the U.S. compared to international inbound travel and the slow recovery in Maui following the August 2023 wildfires. In 2024, performance at our Maui hotels impacted comparable hotel RevPAR by approximately 160 basis points for the full year.
Comparable hotel Total RevPAR increased 2.1% for the year due primarily to improvements in food and beverage revenues driven by the strength in group business, as well as strong spa and other ancillary revenues. The growth was led by our Denver, Nashville and Northern Virginia markets with increases of 13.2%, 12.9% and 10.3%, respectively, compared to 2023, through a combination of rate and occupancy growth, driven by strong group demand. Our hotels in Jacksonville and New Orleans also outperformed our portfolio with comparable hotel Total RevPAR increases of 7.2% and 7.1%, respectively. These strong performances were offset by comparable hotel Total RevPAR declines at our Atlanta and San Francisco/San Jose markets of 9.4% and 5.3%, respectively. The declines were driven primarily by a decrease in business travel and short-term transient demand, with Atlanta also affected by disruption from renovations. In addition, comparable hotel Total RevPAR at our Maui market declined by 11.0% due to the continuing impacts of the August 2023 Maui wildfires (see “Statement of Operations Results and Trends”).
Operating Profit
As expected, we faced higher wages and inflationary pressures compared to 2023. This, coupled with Maui performance, led to an operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) decline of 20 basis points to 15.4% in 2024, compared to 15.6% in 2023, despite an increase in net gains on insurance settlements. Operating profit margins under GAAP are also significantly affected by several items, including acquisitions, dispositions, depreciation expense and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, declined 60 basis points to 29.2% for the year, down from 29.8% in 2023 due to the trends discussed above.
Net Income, Adjusted EBITDAre and Adjusted FFO per Diluted Share
Net income for Host Inc. was $707 million, a decrease of $45 million, or 6.0%, from the prior year, reflecting the decrease in gains on asset sales of $71 million and an increase in interest expense of $24 million, partially offset by an increase in net gains on insurance settlements of $24 million. These results led to a 4.8% decrease in diluted earnings per common share for Host Inc. to $0.99. Adjusted EBITDAre, which excludes gain on sale of assets and interest expense, among other items, increased 1.7% to $1,656 million as a result of operations from our acquisitions and the resumption of operations at The Ritz-Carlton, Naples, which was closed during the first half of 2023, despite a $43 million decrease in business interruption gains. Adjusted FFO per diluted share increased 2.6% to $1.97 in 2024, reflecting the increase in Adjusted EBITDAre as well as the impact of share repurchases in 2024 and 2023.
The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.
2025 Outlook
Throughout 2024, group business at our properties continued to improve and group revenue on the books remains strong for 2025. Average rates remained elevated at our resorts compared to pre-pandemic levels, although they have moderated from post-pandemic highs. However, further growth has been hampered by the slow recovery from the wildfires in Maui, one of our largest markets by revenues, and the slower post-pandemic recovery of the San Francisco market. These trends are expected to continue into 2025.
On the macroeconomic front, the U.S. economy remained resilient during 2024 with real U.S. GDP growth of 2.8%, as unemployment remained at low levels and business investment grew at a robust 3.7%. U.S. lodging demand is correlated to changes in gross domestic product (GDP) and business investment, although the recovery of the industry post-pandemic has lagged that of the economy. Inflation moderated substantially during the year but remains a concern for 2025, with fewer rate cuts expected in the coming year. In addition, the new administration has brought heightened uncertainty due to anticipated changes to trade policy, tax policy and government spending. Other risks to economic growth remain, including geopolitical instability throughout the globe, high interest rates and volatile oil prices. As a result, leading indicators point toward slower economic growth in 2025. As of February 2025, Blue Chip Economic Indicators consensus projects real U.S. GDP growth of 2.2%, reflecting a deceleration from 2024. Business investment growth is also anticipated to slow over the coming year, averaging 2.3%, down from 3.7% in 2024.
Hotel supply growth is anticipated to remain below the historical average, although we expect to see above-average growth in a few markets where our hotels are located, such as Nashville and Austin. Supply chain challenges have resulted in project delays across the U.S., and a tight lending environment has created construction financing challenges for future projects. We anticipate that the construction pipeline will remain modest until macroeconomic uncertainty moderates and interest rates decline further.
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2025 will be between 0.5% and 2.5%. In addition, we expect margins to decline in comparison to 2024, driven by higher wages and benefits, including increases driven by new union contracts in certain cities, as well as growth in insurance and real estate taxes.
As discussed above, the current outlook for the lodging industry remains uncertain, reflecting varying analyst assumptions surrounding the impact of higher interest rates, inflation, the recovery in Maui and escalating geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, the slow recovery in Maui or deteriorating macroeconomic conditions. For more information on the risks that can affect our future results, see Part I, Item 1A. “Risk Factors.”
Strategic Initiatives
For 2025, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise. At the same time, we will opportunistically sell hotels when market conditions permit. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.
Acquisitions. During 2024, we completed the following acquisitions:
•the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for $530 million;
•the 234-room 1 Hotel Central Park for $265 million; and

•the 450-room Turtle Bay Resort, including a 49-acre land parcel entitled for development, for a total purchase price of $680 million, which is net of $45 million in key money received from Marriott International as part of an agreement to transition management to Marriott and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O'ahu, Turtle Bay.
Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2024, we spent approximately $548 million on capital expenditures, of which $260 million represented return on investment (“ROI”) capital expenditures, $252 million represented renewal and replacement projects and $36 million was for hurricane restoration work. This included completing the final steps of our restoration efforts following Hurricane Ian of bringing the permanent central energy plant online at The Ritz-Carlton, Naples. For all properties impacted by Hurricane Ian, we estimate the total property reconstruction and remediation costs, including significant enhancements, was approximately $315 million, of which approximately 30% related to remediation costs. In 2024, we reached a final settlement with our insurance providers on covered costs related to damage and disruption caused by Hurricane Ian, which totaled $308 million. In total, $99 million of the insurance receipts were recognized as a gain on business interruption. Another major capital project completed during the year was the repositioning renovations at The Singer Oceanfront Resort, Curio Collection by Hilton, including rooms, public space, and food and beverage outlets.
In addition, hotels within certain regions are subject to environmental and weather-related events, including hurricanes, wildfires, floods, rising sea levels, mudslides, earthquakes, and other natural perils. To mitigate some of these physical risks, we execute capital expenditure projects, including replacements and restorations of exterior walls, doors and windows, roofs, grounds, relocated/elevated critical equipment and distributed energy systems to further increase the resilience of our hotels. A portion of our capital expenditures for 2024 include these types of projects, which we expect to continue in future years. While the number of projects and overall cost varies from year to year, on average approximately 6% our capital expenditures have related to these types of projects over the past six years. The enhanced resilience projects implemented during the reconstruction of The Ritz-Carlton, Naples were successful in minimizing damage to the resort during the two hurricanes that made landfall in 2024; however, no assurances can be made as to whether these enhanced resiliency projects will be successful in mitigating the damage from future environmental and weather-related events, especially as the frequency and severity of these events are expected to increase over time.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 at six properties in our portfolio, the Grand Hyatt Atlanta in Buckhead, Grand Hyatt Washington, Manchester Grand Hyatt San Diego, Hyatt Regency Austin, Hyatt Regency Washington on Capitol Hill, and Hyatt Regency Reston. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. During 2024, we spent approximately $155 million on this program, which is included in ROI capital projects. The total investment is expected to be approximately $550 million to $600 million, two-thirds of which we were planning to invest as part of our capital plan over the next few years. We expect to invest between $125 million and $200 million per year on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. We received approximately $9 million of the operating profit guarantees in 2024 from Hyatt and expect to receive approximately $27 million in 2025.
For 2025, we expect total capital expenditures of $580 million to $670 million, consisting of ROI projects of approximately $270 million to $315 million, renewal and replacement expenditures of $240 million to $275 million, and $70 million to $80 million for the restoration work from the damage caused by Hurricanes Helene and Milton. The ROI projects include approximately $170 million to $180 million for the Hyatt transformational capital program.
Also in 2023, we announced and broke ground on a project to develop and sell 40 fee-simple condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. Construction of the mid-rise building is expected to be completed in the fourth quarter of 2025 and the villas are expected to complete in the first half of 2026. In 2024, we spent $64 million in development costs for this project and began marketing the units, resulting in buyer commitments for nearly one-third of the units. For 2025, the development costs for this project are expected to be $75 million to $85 million.
Financing transactions. On April 1, 2024, we repaid $400 million of 3⅞% Series G senior notes at maturity.
On May 10, 2024, we issued $600 million of 5.700% Series K senior notes for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The net proceeds from this issuance were used to repay all outstanding amounts then outstanding under the revolver portion of our credit facility. The Series K senior notes have been designated as green bonds, and an amount equal to the net proceeds was allocated to finance and/or refinance one or more eligible green projects.
On August 12, 2024, we issued $700 million of 5.500% Series L senior notes for proceeds of $683 million, net of original issue discount, underwriting fees and expenses. The net proceeds from this issuance were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our credit facility, including amounts borrowed in connection with the acquisitions of The Ritz-Carlton O'ahu, Turtle Bay and 1 Hotel Central Park.
We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. As of December 31, 2024, we have a debt balance of $5.1 billion, our weighted average interest rate is 4.7%, and our weighted average debt maturity is 5.2 years.
For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8. “Financial Statements and Supplementary Data – Note 5. Debt” in the Notes to Consolidated Financial Statements.
Share Repurchase and Dividends. In 2024, we repurchased 6.3 million shares at an average price of $16.99 per share, exclusive of commissions, for a total of $107 million, under our share repurchase program. As of December 31, 2024, we have $685 million available for repurchase under the program.
During 2024, Host Inc.'s Board of Directors declared dividends totaling $0.90 per share on its common stock, including a fourth quarter special dividend of $0.10 per share. Accordingly, Host L.P. made distributions of $0.9193446 per unit with respect to its common OP units for 2024. On February 19, 2025, we announced a regular quarterly cash dividend of $0.20 per share on our common stock. The dividend will be paid on April 15, 2025 to stockholders of record on March 31, 2025. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors.
There can be no assurances that any future dividends will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.

Results of Operations
The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2024 (in millions, except percentages):

	2024	2023	Change
Total revenues	$5,684	$5,311	7.0%
Operating costs and expenses:
Property-level costs ⁽¹⁾	4,796	4,438	8.1
Corporate and other expenses	123	132	(6.8)
Net gain on insurance settlements	110	86	27.9
Operating profit	875	827	5.8
Interest expense	215	191	12.6
Other gains	—	71	(100.0)
Provision for income taxes	14	36	(61.1)

Host Inc.:
Net income attributable to non-controlling interests	10	12	(16.7)
Net income attributable to Host Inc.	697	740	(5.8)

Host L.P.:
Net income attributable to non-controlling interests	1	1	—
Net income attributable to Host L.P.	706	751	(6.0)
___________
(1)Amounts represent total operating costs and expenses from our audited consolidated statements of operations, less corporate and other expenses and net gain on insurance settlements.
Statement of Operations Results and Trends
Operations improved in 2024 compared to 2023, reflecting (i) the operations of our recent acquisitions, including 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024, 1 Hotel Central Park acquired in July 2024, and The Ritz-Carlton O'ahu, Turtle Bay acquired in July 2024 (collectively, the "2024 Acquisitions"); (ii) strong group business which led to improvements in food and beverage revenues, and (iii) the resumption of operations at The Ritz-Carlton, Naples, which was closed during the first half of 2023 as a result of Hurricane Ian. The improvements were partially offset by a slow recovery in Maui and the closures of Alila Ventana Big Sur, which closed at the end of March 2024 and reopened on May 22, 2024, following the collapse of a portion of Highway 1 in California, and The Don CeSar, which closed on September 25, 2024 and remains closed due to Hurricanes Helene and Milton.
The following table presents revenues in accordance with GAAP and includes all consolidated hotels for the two years ended December 31, 2024 (in millions, except percentages):

	2024	2023	Change
Revenues:
Rooms	$3,426	$3,244	5.6%
Food and beverage	1,716	1,582	8.5%
Other	542	485	11.8%
Total revenues	$5,684	$5,311	7.0%
Rooms. Total rooms revenues increased $182 million, or 5.6%, in 2024, reflecting the operations of the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Rooms revenues at our comparable hotels increased $40 million, or 1.2%, driven by an increase in average room rates compared to 2023.

Food and beverage. Total food and beverage ("F&B") revenues increased $134 million, or 8.5%, in 2024, due to the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Comparable F&B revenues increased $57 million, or 3.6%, driven by improvements in banquet and audio-visual revenues at resort and convention hotels as group demand remained strong throughout the year.
Other revenues. Total other revenues increased $57 million, or 11.8%, in 2024, driven by results from the 2024 Acquisitions and the reopening of The Ritz-Carlton, Naples. Other revenues at our comparable hotels increased $31 million, or 6.2%, primarily due to strong spa and other ancillary revenues.
Property-level Operating Expenses
The following table presents consolidated property-level operating expenses in accordance with GAAP and includes all consolidated hotels for the two years ended December 31, 2024 (in millions, except percentages):

	2024	2023	Change
Expenses:
Rooms	$849	$787	7.9%
Food and beverage	1,137	1,042	9.1%
Other departmental and support expenses	1,383	1,280	8.0%
Management fees	254	249	2.0%
Other property-level expenses	411	383	7.3%
Depreciation and amortization	762	697	9.3%
Total property-level operating expenses	$4,796	$4,438	8.1%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses in any given year. During 2024, these expenses increased approximately 5% compared to 2023, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 6% in 2025.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increases in expenses for rooms, food and beverage, other departmental and support, and management fees were generally due to the corresponding increases in revenues due to the 2024 Acquisitions, the reopening of The Ritz-Carlton, Naples, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as follows:
Rooms. Rooms expenses increased $62 million, or 7.9%, in 2024. Our comparable hotels rooms expenses increased $33 million, or 4.1%, in 2024, driven by an overall increase in wage rates. Wages and benefits represented approximately 67% of our 2024 and 2023 rooms expenses.
Food and beverage. F&B expenses increased $95 million, or 9.1%, in 2024. For our comparable hotels, F&B expenses increased $41 million, or 3.9%, in 2024. Overall, F&B costs as a percentage of revenues remained consistent year over year. Wages and benefits represented approximately 69% of our 2024 and 2023 F&B expenses.
Other departmental and support expenses. Other departmental and support expenses increased $103 million, or 8.0%, in 2024. On a comparable hotel basis, other departmental and support expenses increased $62 million, or 3.2%. These increases were primarily due to higher wage expense. Wages and benefits represented approximately 41% of our 2024 and 2023 other departmental and support expenses.

Management fees. Total management fees increased $5 million, or 2.0%, in 2024. Base management fees, which generally are calculated as a percentage of total revenues, increased $10 million, or 6.7%, compared to 2023. At our comparable hotels, base management fees increased $6 million, or 3.8%, for 2024. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $5 million, primarily due to the closure of The Don CeSar, and the decrease at our comparable hotels of $3 million, or 2.8%, which was due to renovations at certain properties.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $28 million, or 7.3%, in 2024, due to increases in property insurance premiums and property taxes. Other property-level expenses at our comparable hotels increased $12 million, or 3.1%, in 2024. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott and Hyatt under the transformational capital programs in both 2024 and 2023.
Other Income and Expenses
Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2024	2023

General and administrative costs	$93	$85
Non-cash stock-based compensation expense	24	30
Litigation accruals	6	17
Total	$123	$132
General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. The overall decrease in corporate and other expenses for the year ended December 31, 2024 is primarily due to a decrease in litigation accruals, partially offset by an increase in systems costs and other administrative fees.
Net gain on insurance settlements. The following table details our gain on insurance settlements for property damage and business interruption, net of property damage and remediation losses, related to Hurricanes Ian, Helene and Milton, the Maui wildfires and other weather events (in millions):

	Year ended December 31,
	2024	2023
Property damage
Hurricanes Helene/Milton	(6)	—
Hurricane Ian	72	3
Other	4	—
Business interruption
Hurricane Ian	19	80
Maui wildfires	21	—
Other	—	3
Net gain on insurance settlements	$110	$86

Interest expense. Interest expense increased $24 million, or 12.6%, in 2024 as compared to 2023, primarily due to higher outstanding debt balances during 2024 as we issued additional senior notes to fund our 2024 Acquisitions. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2024	2023
Cash interest expense ⁽¹⁾	$205	$178
Non-cash interest expense	10	9
Cash debt extinguishment costs ⁽¹⁾	—	3
Non-cash debt extinguishment costs	—	1
Total interest expense	$215	$191
___________
(1)Total cash interest expense paid was $172 million and $183 million in 2024 and 2023, respectively, which includes an increase (decrease) due to the change in accrued interest of $(33) million and $2 million for 2024 and 2023, respectively.
Other gains. The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2024	2023
The Camby, Autograph Collection	$—	$69
Other	—	2
	$—	$71
Equity in earnings of affiliates. Equity in earnings of affiliates increased $1 million, or 16.7%, in 2024, reflecting increased earnings from our investment in the Noble joint venture, partially offset by a $6 million loss for our share of an inventory impairment expense recorded by our Maui timeshare joint venture.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2024 and 2023, we recorded an income tax provision of $14 million and $36 million, respectively, due primarily to the profitability of hotel operations retained by the TRS, including $40 million and $83 million of business interruption insurance gains recorded in 2024 and 2023, respectively. The 2024 tax provision was partially offset by the recognition of an income tax benefit due to federal income tax credits resulting from the installation of a co-generation plant at one of our properties. As a result of legislation enacted by the CARES Act in 2020, a portion of the 2020 domestic net operating loss was carried back to 2017-2019 in order to procure a refund of U.S. federal corporate income taxes previously paid. The remaining portion of the 2020 net operating loss, as well as the entire 2021 net operating loss incurred by our TRS, may be carried forward indefinitely, subject to an annual limit on the use thereof equal to 80% of annual taxable income. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.
Comparable Hotel RevPAR Overview
We discuss operating results for our hotels on a comparable hotel basis. Comparable hotels are those properties that we consolidate as of the reporting periods being compared. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. We believe this provides investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures. We have removed The Don CeSar, Alila Ventana Big Sur, and The Ritz-Carlton, Naples from our comparable operations for the year ended December 31, 2024 due to closures. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels. Beginning in third quarter of 2024, we have separated the Oahu and Maui markets.
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
Hotel Operating Data by Location.
The following table sets forth performance information for our hotels by geographic location as of December 31, 2024 and 2023 on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of December 31, 2024		Year ended December 31, 2024				Year ended December 31, 2023
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$663.09	60.1%	$398.83	$641.01	$707.50	67.4%	$476.56	$720.14	(16.3%)	(11.0%)
Oahu (1)	2	876	457.70	81.2%	371.85	576.36	442.57	76.4%	338.25	544.70	9.9%	5.8%
Miami	2	1,038	526.83	70.2%	369.84	641.42	533.31	66.9%	356.86	624.20	3.6%	2.8%
Jacksonville	1	446	517.28	71.2%	368.44	840.68	503.57	69.9%	351.80	784.10	4.7%	7.2%
New York	3	2,720	392.96	84.6%	332.63	463.36	373.48	82.6%	308.54	436.70	7.8%	6.1%
Phoenix	3	1,545	395.73	70.0%	276.93	646.95	399.79	71.5%	285.85	637.23	(3.1%)	1.5%
Nashville	2	721	344.36	79.7%	274.37	447.79	344.85	74.5%	256.76	396.48	6.9%	12.9%
Orlando	2	2,448	383.93	65.1%	249.76	528.04	384.63	67.9%	261.32	521.26	(4.4%)	1.3%
Los Angeles/Orange County	3	1,067	297.23	78.1%	232.13	350.62	300.29	81.7%	245.49	360.91	(5.4%)	(2.9%)
San Diego	3	3,294	293.18	78.9%	231.22	433.50	282.20	78.4%	221.29	414.34	4.5%	4.6%
Florida Gulf Coast	3	1,055	321.75	69.9%	224.78	492.13	321.00	70.7%	226.95	497.52	(1.0%)	(1.1%)
Boston	2	1,496	280.30	78.1%	218.97	287.46	264.18	78.2%	206.66	275.90	6.0%	4.2%
Washington, D.C. (CBD)	5	3,245	288.63	69.1%	199.43	289.57	276.74	70.1%	193.92	280.31	2.8%	3.3%
Philadelphia	2	810	237.00	80.4%	190.56	289.97	231.94	79.7%	184.83	288.44	3.1%	0.5%
Northern Virginia	2	916	258.13	72.5%	187.25	296.74	243.70	70.4%	171.48	268.97	9.2%	10.3%
Chicago	3	1,562	255.54	70.4%	180.01	249.73	243.59	68.9%	167.80	238.73	7.3%	4.6%
Seattle	2	1,315	248.84	68.3%	169.99	230.55	239.33	66.8%	159.81	218.64	6.4%	5.5%
Austin	2	767	256.02	66.3%	169.83	300.41	269.26	65.7%	176.88	311.25	(4.0%)	(3.5%)
San Francisco/San Jose	6	4,162	241.04	65.3%	157.34	231.55	251.98	66.4%	167.25	244.44	(5.9%)	(5.3%)
Houston	5	1,942	214.37	69.6%	149.28	208.63	201.17	69.4%	139.51	195.30	7.0%	6.8%
New Orleans	1	1,333	193.96	71.4%	138.52	218.31	196.29	68.6%	134.72	203.93	2.8%	7.1%
San Antonio	2	1,512	216.95	62.0%	134.48	218.75	215.77	61.4%	132.55	212.13	1.5%	3.1%
Denver	3	1,342	199.13	66.8%	133.12	205.67	192.48	63.3%	121.90	181.72	9.2%	13.2%
Atlanta	2	810	202.78	61.8%	125.29	206.10	190.67	74.0%	141.12	227.52	(11.2%)	(9.4%)
Other	9	3,007	278.09	65.4%	181.93	283.43	278.61	63.8%	177.72	272.86	2.4%	3.9%
Domestic	73	41,009	310.28	70.7%	219.29	362.10	307.86	70.7%	217.73	355.24	0.7%	1.9%

International	5	1,499	200.88	63.4%	127.43	184.07	186.14	62.4%	116.16	168.42	9.7%	9.3%
All Locations	78	42,508	$306.81	70.4%	$216.06	$355.88	$304.06	70.4%	$214.15	$348.70	0.9%	2.1%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of December 31,
	2024	2023	Year ended December 31, 2024				Year ended December 31, 2023
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$663.09	60.1%	$398.83	$641.01	$707.50	67.4%	$476.56	$720.14	(16.3%)	(11.0)%
Oahu	2	1	345.57	85.7%	296.02	412.98	209.18	88.9%	185.90	215.50	59.2%	91.6%
Miami	2	2	526.83	70.2%	369.84	641.42	533.31	66.9%	356.86	624.20	3.6%	2.8%
Jacksonville	1	1	517.28	71.2%	368.44	840.68	503.57	69.9%	351.80	784.10	4.7%	7.2%
New York	3	2	385.01	84.9%	326.69	453.98	349.99	82.7%	289.53	412.23	12.8%	10.1%
Phoenix	3	3	395.73	70.0%	276.93	646.95	397.16	71.7%	284.75	628.10	(2.7%)	3.0%
Nashville	2	—	355.16	81.3%	288.88	467.80	—	—%	—	—	—%	—%
Orlando	2	2	383.93	65.1%	249.76	528.04	384.63	67.9%	261.32	521.26	(4.4%)	1.3%
Los Angeles/Orange County	3	3	297.23	78.1%	232.13	350.62	300.29	81.7%	245.49	360.91	(5.4%)	(2.9%)
San Diego	3	3	293.18	78.9%	231.22	433.50	282.20	78.4%	221.29	414.34	4.5%	4.6%
Florida Gulf Coast	5	5	467.55	65.7%	307.37	642.56	388.97	60.6%	235.74	497.91	30.4%	29.1%
Boston	2	2	280.30	78.1%	218.97	287.46	264.18	78.2%	206.66	275.90	6.0%	4.2%
Washington, D.C. (CBD)	5	5	288.63	69.1%	199.43	289.57	276.74	70.1%	193.92	280.31	2.8%	3.3%
Philadelphia	2	2	237.00	80.4%	190.56	289.97	231.94	79.7%	184.83	288.44	3.1%	0.5%
Northern Virginia	2	2	258.13	72.5%	187.25	296.74	243.70	70.4%	171.48	268.97	9.2%	10.3%
Chicago	3	3	255.54	70.4%	180.01	249.73	243.59	68.9%	167.80	238.73	7.3%	4.6%
Seattle	2	2	248.84	68.3%	169.99	230.55	239.33	66.8%	159.81	218.64	6.4%	5.5%
Austin	2	2	256.02	66.3%	169.83	300.41	269.26	65.7%	176.88	311.25	(4.0%)	(3.5%)
San Francisco/San Jose	6	6	241.04	65.3%	157.34	231.55	251.98	66.4%	167.25	244.44	(5.9%)	(5.3%)
Houston	5	5	214.37	69.6%	149.28	208.63	201.17	69.4%	139.51	195.30	7.0%	6.8%
New Orleans	1	1	193.96	71.4%	138.52	218.31	196.29	68.6%	134.72	203.93	2.8%	7.1%
San Antonio	2	2	216.95	62.0%	134.48	218.75	215.77	61.4%	132.55	212.13	1.5%	3.1%
Denver	3	3	199.13	66.8%	133.12	205.67	192.48	63.3%	121.90	181.72	9.2%	13.2%
Atlanta	2	2	202.78	61.8%	125.29	206.10	190.67	74.0%	141.12	227.52	(11.2%)	(9.4%)
Other	10	10	308.67	65.6%	202.53	314.00	313.84	64.2%	201.47	308.08	0.5%	1.9%
Domestic	76	72	314.82	70.4%	221.71	368.78	305.83	70.2%	214.78	352.38	3.2%	4.7%

International	5	5	200.88	63.4%	127.43	184.07	186.14	62.4%	116.16	168.42	9.7%	9.3%
All Locations	81	77	$311.21	70.2%	$218.41	$362.37	$302.03	69.9%	$211.27	$345.86	3.4%	4.8%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Sales by Business Mix.
The majority of our customers fall into three broad categories: transient, group and contract business. The information below is derived from business mix results from the 78 comparable hotels owned as of December 31, 2024.
Improvements in 2024 compared to 2023 were primarily driven by an increase in group business, through increases in average rates and occupancy, as our convention and downtown properties continued to benefit from group demand. The growth in group demand was partially offset by a 0.3% decrease in transient revenue, reflecting the impacts of the Maui wildfires and moderating leisure demand.

The following are the results of our transient, group and contract business:

	Year ended December 31, 2024
	Transient business	Group business	Contract business
Room nights (in thousands)	5,966	4,256	752
Percentage change in room nights vs. same period in 2023	(0.3%)	0.8%	2.7%
Rooms Revenues (in millions)	$2,016	$1,196	$155
Percentage change in rooms revenues vs. same period in 2023	(0.3%)	2.7%	11.5%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. In the short term, our cash obligations include $500 million of senior notes due in June 2025. We believe we have sufficient liquidity to repay them at maturity, or we can refinance the notes with our access to capital markets. For our long-term senior note and credit facility obligations, we historically have refinanced these amounts prior to their maturity through the issuance of new senior notes or the entry into new credit facility agreements. Whether we will refinance the June 2025 senior notes upon maturity with new senior notes will depend upon market conditions generally, including the interest rate environment, and our cash requirements. Also, in the short term, our cash obligations include the minimum lease payments on our ground leases, which in 2025 are approximately $31 million, and most of our other operating obligations. In the long term, our ground lease payments are the longest time horizon obligations and currently run up to 100 years. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report.
In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $580 million to $670 million in 2025. Commitments for capital expenditures generally run less than two years for the life of the project. In the long term, renewal and replacement ("R&R") capital expenditures are designed to maintain the quality and competitiveness of our hotels and typically occur at intervals of seven to ten years. The projects are primarily funded through the FF&E reserves established at each hotel. Average annual R&R spend over the last five years has been $245 million.

Our 2025 capital expenditures budget includes approximately $70 million to $80 million for restoration work at our Florida properties affected by Hurricanes Helene and Milton in 2024, primarily at The Don CeSar, which sustained significant damage and remains closed. We estimate the total property reconstruction and remediation costs from the storms, including resiliency enhancements, for The Don CeSar to be approximately $100 million to $110 million of which approximately 25-30% relates to remediation costs. We believe our insurance coverage will be sufficient to cover the property remediation and reconstruction costs and the near-term loss of business in excess of our deductibles of approximately $20 million, although the timing for the receipt of insurance proceeds remains uncertain.
As part of our investment in our Noble joint venture, we have made a $211.5 million capital commitment to Noble Fund V and an additional capital commitment of $30 million through a related co-investment. As of December 31, 2024, we have funded $72 million and $13 million of these commitments, respectively, with the remaining amounts expected to be paid within the next two years.
As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies” for a discussion of obligations under contingent liabilities or guarantees and a more detailed description of the damage caused by Hurricanes Helene and Milton.
Capital Resources. As of December 31, 2024, we had $554 million of cash and cash equivalents, $242 million in our FF&E escrow reserve and $1.5 billion available under the revolver portion of our credit facility. In the near term, with the exception of the $500 million Series E senior notes due in June 2025, as described above, we expect to fund our above cash requirements, including our dividends, capital expenditures program, debt service and operating and corporate costs, primarily through hotel operations and our existing cash reserves. Based on our cash balance at December 31, 2024 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations. Future acquisitions and/or obligations also may be funded through a draw on the available portion of the revolver under our credit facility, equity issuances, or asset sales.
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
The following graph summarizes our aggregate debt maturities as of February 21, 2025:

DEBT BALANCE
(IN MILLIONS)
1,000
750
500
250
0
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
Senior Notes
Term Loan (1)
Mortgage and Other Debt (2)

___________
(1)The first term loan under our credit facility that is due in 2027 has an extension option that would extend maturity of the instrument to 2028, subject to meeting certain conditions, including payment of a fee. The second term loan tranche that is due in 2028 does not have an extension option.
(2)Mortgage and other debt excludes principal amortization of $2 million each year from 2025-2027 for the mortgage loan that matures in 2027.

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
Two programs currently are in place relating to purchases and sales of our common stock. First, under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. In the fourth quarter of 2024, no shares were repurchased. For full year 2024, we repurchased 6.3 million shares at an average price of $16.99 per share, exclusive of commissions, for a total of $107 million. At December 31, 2024, we had $685 million available for repurchase under the program.
Second, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued in 2023 or 2024. As of December 31, 2024, there was $600 million of remaining capacity under the agreement.
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
Sources and Uses of Cash. In 2024, our primary sources of cash included cash from operations and proceeds from debt issuances. Our primary uses of cash during the year consisted of acquisitions, capital expenditures, operating costs, debt repayments, share repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar in 2025.
Cash Provided by Operating Activities. Our net cash provided by operating activities for 2024 was $1,498 million, an increase of $57 million compared to 2023, reflecting the reopening of The Ritz-Carlton, Naples, which was closed for the first half of 2023, as well as operations from our 2024 Acquisitions, partially offset by payments for the development of condo units at Four Seasons Resort Orlando at Walt Disney World® Resort.
Cash Used in Investing Activities. Approximately $2,040 million of cash was used in investing activities during 2024 compared to $183 million in 2023. The increase reflects the significant acquisition and joint venture investment activity in 2024 compared to the disposition-related activity in 2023 as detailed in the charts below. Additionally, cash used in investing activities included $548 million of capital expenditures in 2024, compared to $646 million in 2023. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $18 million, $24 million and $20 million for 2024, 2023 and 2022, respectively.
The following tables summarize significant acquisitions, dispositions and investments in affiliates from January 1, 2023 through February 21, 2025 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
January - December	2024	Investment in Noble JV	$(52)
July	2024	Acquisition of The Ritz-Carlton O'ahu, Turtle Bay (1)	(680)
July	2024	Acquisition of 1 Hotel Central Park	(265)
April	2024	Acquisition of 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown	(530)
		Total acquisitions/investments	$(1,527)
___________
(1)Investment amount represents a sales price of $725 million net of $45 million of key money received from Marriott International in connection with the conversion of the property to The Ritz-Carlton brand and includes the acquisition of a 49-acre land parcel entitled for development. Investment amount also includes the assumption of $15 million of hotel-level liabilities.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions
February	2025	Receipt of The Camby, Autograph Collection note receivable⁽²⁾	$79	—
November	2023	Receipt of Sheraton New York note receivable⁽³⁾	250	$—
September	2023	Receipt of Sheraton Boston note receivable⁽⁴⁾	163	—
March	2023	Disposition of The Camby, Autograph Collection⁽²⁾	36	110
		Total dispositions	$528	$110
___________
(1)Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)In connection with the sale of The Camby, Autograph Collection, we issued a $72 million loan to the purchaser. The disposition proceeds shown are net of the loan. The loan was repaid in February 2025.
(3)In connection with the sale of the Sheraton New York Times Square Hotel, we extended a $250 million bridge loan to the purchaser. The loan was repaid in November 2023.
(4)In connection with the sale of the Sheraton Boston, we extended a $163 million bridge loan to the purchaser. The loan was repaid in September 2023.
Cash Used in Financing Activities. Net cash used in financing activities was $13 million for 2024, compared to $771 million in 2023. Cash used in financing activities in 2024 and 2023 included the payment of common stock dividends and common stock repurchases, and, in 2024, these were mostly offset by a net issuance of senior notes of $867 million.
We utilized the revolver under our credit facility for various funding needs in 2024 with all borrowings repaid by year end. The following table summarizes other significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2023 through February 21, 2025 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
August	2024	Issuance of $700 million 5.5% Series L senior notes	$683
May	2024	Issuance of $600 million 5.7% Series K senior notes	584
		Total issuances	$1,267

The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2023 through February 21, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt Repayments
April	2024	Repayment of $400 million 3 ⅞% Series G senior notes	(400)
		Total cash repayments	(400)
Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2023 through February 21, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January	2025	Dividend payment⁽¹⁾⁽²⁾	$(210)
January - October	2024	Dividend payments⁽²⁾	(737)
May - September	2024	Repurchase of 6.3 million shares of Host Inc. common stock	(107)
January - December	2023	Repurchase of 11.4 million shares of Host Inc. common stock	(182)
January - October	2023	Dividend payments⁽²⁾	(547)
		Cash payments on equity transactions	$(1,783)
___________
(1)Our dividend payment for the fourth quarter of 2024 was made in January 2025, but was accrued at December 31, 2024.
(2)In connection with the dividend payments, Host L.P. made distributions of $212 million, $748 million and $555 million in 2025, 2024 and 2023, respectively, to its common OP unit holders.

Financial Condition
As of December 31, 2024, our total debt was approximately $5.1 billion, of which 80% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2024	2023
Series E senior notes, with a rate of 4% due June 2025	$500	$499
Series F senior notes, with a rate of 4 ½% due February 2026	399	399
Series G senior notes, with a rate of 3 ⅞% due April 2024	—	400
Series H senior notes, with a rate of 3 ⅜% due December 2029	644	643
Series I senior notes, with a rate of 3 ½% due September 2030	740	738
Series J senior notes, with a rate of 2.9% due December 2031	442	441
Series K senior notes, with a rate of 5.7% due July 2034	585	—
Series L senior notes, with a rate of 5.5% due April 2035	683	—
Total senior notes	3,993	3,120
Credit facility revolver ⁽¹⁾	(6)	(8)
Credit facility term loan due January 2027	499	499
Credit facility term loan due January 2028	499	498
Mortgage and other debt, with an average interest rate of 4.67% at both December 31, 2024 and 2023, maturing through November 2027	98	100
Total debt	$5,083	$4,209
___________
(1)There were no outstanding credit facility borrowings at December 31, 2024 or 2023. Amount shown represents deferred financing costs related to the credit facility revolver.

Aggregate debt maturities, including principal amortization, at December 31, 2024 are as follows (in millions):

	Senior notes and credit facility	Mortgage and Other debt	Total
2025	$500	$2	$502
2026	400	2	402
2027	500	92	592
2028	500	—	500
2029	650	—	650
Thereafter	2,500	—	2,500
	5,050	96	5,146
Deferred financing costs	(31)	—	(31)
Unamortized (discounts) premiums, net	(34)	2	(32)
	$4,985	$98	$5,083
Senior Notes. On April 1, 2024, we repaid our $400 million 3⅞% Series G senior notes at maturity.
On May 10, 2024, we issued $600 million of 5.700% Series K senior notes in an underwritten public offering for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The Series K senior notes are due in July 2034, and interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2025. The Series K senior notes were issued as a “green bond,” and we allocated an amount equal to the net proceeds from the sale of the Series K senior notes to finance and/or refinance one or more eligible green projects, including the April 2024 acquisition of the 1 Hotel Nashville and Embassy Suites by Nashville Downtown, each of which has received LEED Silver certification. Following the allocation to eligible green projects, the net proceeds of this issuance were used to repay all $215 million of borrowings that were outstanding under the revolver portion of our credit facility at that time. The Series K senior notes are not redeemable prior to 90 days before the July 1, 2034 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series K senior notes have covenants similar to all other series of our outstanding senior notes.
On August 12, 2024, we issued $700 million of 5.500% Series L senior notes in an underwritten public offering for proceeds of approximately $683 million, net of original issue discount, underwriting fees and expenses. The Series L senior notes are due in April 2035 and interest is payable semi-annually in arrears on April 15 and October 15 of each year, commencing April 15, 2025. The net proceeds were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our senior credit facility, including amounts borrowed during the third quarter in connection with the acquisitions of The Ritz-Carlton O’ahu, Turtle Bay and 1 Hotel Central Park. The Series L senior notes are not redeemable prior to 90 days before the April 15, 2035 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series L senior notes have covenants similar to all other series of our outstanding senior notes.
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
All of our outstanding senior notes at December 31, 2024 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.
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
As of December 31, 2024, we have met the minimum financial covenant levels under our senior notes indentures. The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2024:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	438%	Minimum ratio of 150%
Total indebtedness to total assets	23%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.0x	Minimum ratio of 1.5x
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
The revolving credit facility has an initial scheduled maturity date of January 4, 2027, which date may be extended by up to a year by the exercise of either a 1-year extension option or two 6-month extension options, each of which is subject to certain conditions, including the payment of an extension fee and the accuracy of representations and warranties. One $500 million term loan tranche has an initial maturity date of January 4, 2027, which date may be extended up to a year by the exercise of one 1 -year extension option, which is subject to certain conditions, including the payment of an extension fee; and the second $500 million term loan tranche has a maturity date of January 4, 2028, which date may not be extended.
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
We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility and our actual credit ratios as of December 31, 2024:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.7x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.5x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.0x	Minimum ratio of 1.75x
___________
(1)If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio requirement will decrease to 1.50x.
Interest and Fees. The 2023 amendment and restatement also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 26, 2024, we achieved a milestone in the progress towards both of our targets, resulting in the maximum benefit of the basis point reduction in the interest rate on borrowings under the credit facility. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2024, we are able to borrow on the revolver at a rate of adjusted SOFR plus 85 basis points less 4 basis points for meeting sustainability milestones for an all-in rate of 5.25% and pay a facility fee of 19 basis points.
Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2024, our applicable margin on SOFR loans under both term loans is 95 basis points, less 5 basis points for meeting sustainability milestones, for an all-in rate of 5.34%.
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
The credit facility also includes usual and customary events of default for facilities of this nature, and provides that, upon the occurrence and continuance of an event of default, payment of all amounts due under the credit facility may be accelerated and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy-related events of default, all amounts due under the credit facility automatically will become due and payable and the lenders’ commitments automatically will terminate.
Mortgage Debt, Including Unconsolidated Joint Ventures. At December 31, 2024, we own one consolidated property that is encumbered by mortgage debt. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2024, our mortgage debt has an interest rate of 4.67% and matures in 2027, with principal and interest payments due monthly. We also own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $240 million at December 31, 2024. The debt of our unconsolidated joint ventures is non-recourse to us.
Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. For the fourth quarter of 2024, Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special dividend of $0.10 per share on its common stock on January 15, 2025 to stockholders of record as of December 31, 2024. Any future dividend will be subject to approval by Host Inc.’s Board of Directors.
Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2024, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.
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
Critical Accounting Estimates
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the critical accounting policies related to impairment testing on our property and equipment and valuation of acquisitions, which require us to exercise our business judgment or make significant estimates, see “Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies”.
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
Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in net gain on insurance settlements on our consolidated statements of operations. Business interruption insurance gains covering lost revenues while the property was considered non-comparable also will be excluded from the comparable hotel results.
Of the 81 hotels that we owned as of December 31, 2024, 78 have been classified as comparable hotels. The operating results of the following properties that we owned as of December 31, 2024 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024);
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
Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments and NAREIT FFO and Adjusted FFO include adjustments for non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in eight domestic and international partnerships that own a total of 40 properties and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host L.P. held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.
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
We make additional adjustments to EBITDAre when evaluating our performance because we believe that the exclusion of certain additional items described below provides useful supplemental information to investors regarding our ongoing operating performance. We believe that the presentation of Adjusted EBITDAre, when combined with the primary GAAP presentation of net income, is beneficial to an investor’s understanding of our operating performance. Adjusted EBITDAre also is similar to the measure used to calculate certain credit ratios for our credit facility and senior notes. We adjust EBITDAre for the following items, which may occur in any period, and refer to this measure as Adjusted EBITDAre:
•Property Insurance Gains and Property Damage Losses – We exclude the effect of property insurance gains reflected in our consolidated statements of operations because we believe that including them in Adjusted EBITDAre is not consistent with reflecting the ongoing performance of our assets. In addition, property insurance gains could be less important to investors given that the depreciated asset book value written off in connection with the calculation of the property insurance gain often does not reflect the market value of real estate assets. Similarly, losses from property damage or remediation costs that are not covered through insurance are excluded.

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
•Effective January 1, 2025, we will exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted EBITDAre for the majority of other lodging REIT filers. In 2024, this amount totaled $24 million.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Year ended December 31,
	2024	2023
Net income⁽¹⁾	$707	$752
Interest expense	215	191
Depreciation and amortization	762	697
Income taxes	14	36
EBITDA⁽¹⁾	1,698	1,676
Gain on dispositions⁽²⁾	—	(70)
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(6)
Pro rata EBITDAre of equity investments⁽³⁾	35	32
EBITDAre⁽¹⁾	1,726	1,632
Adjustments to EBITDAre:
Net gain on property insurance settlements	(70)	(3)
Adjusted EBITDAre⁽¹⁾	$1,656	$1,629
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year ended December 31, 2024 include a loss of $6 million related to inventory impairment expense recorded by our Maui timeshare joint venture, reflected through equity in earnings of affiliates.
(2)Reflects the sale of one hotel in 2023.
(3)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.

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
•Effective January 1, 2025, we will exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted FFO per diluted share for the majority of other lodging REIT filers. In 2024, this amount totaled $24 million.
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
(in millions, except per share amount)

	Year ended December 31,
	2024	2023
Net income⁽¹⁾	$707	$752
Less: Net income attributable to non-controlling interests	(10)	(12)
Net income attributable to Host Inc.	697	740
Adjustments:
Gain on dispositions⁽²⁾	—	(70)
Net gain on property insurance settlements	(70)	(3)
Depreciation and amortization	760	695
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(6)
Pro rata FFO of equity investments⁽³⁾	17	20
Consolidated partnership adjustments:
FFO adjustments for non-controlling partnerships	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(9)	(9)
NAREIT FFO⁽¹⁾	1,387	1,366
Adjustments to NAREIT FFO:
Loss on debt extinguishment	—	4
Adjusted FFO⁽¹⁾	$1,387	$1,370

For calculation on a per share basis:⁽[4]⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	704.0	712.8
Diluted earnings per common share	$0.99	$1.04
NAREIT FFO per diluted share	$1.97	$1.92
Adjusted FFO per diluted share	$1.97	$1.92
\__________
(1-3)Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(4)Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling limited partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.

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

The following table presents certain operating results and statistics for our comparable hotel results for the periods presented herein:
Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Year ended December 31,
	2024	2023
Number of hotels	78	78
Number of rooms	42,508	42,508
Change in comparable hotel Total RevPAR	2.1%	—
Change in comparable hotel RevPAR	0.9%	—
Operating profit margin⁽¹⁾	15.4%	15.6%
Comparable hotel EBITDA margin⁽¹⁾	29.2%	29.8%
Food and beverage profit margin⁽¹⁾	33.7%	34.1%
Comparable hotel food and beverage profit margin⁽¹⁾	33.7%	33.9%

Net income	$707	$752
Depreciation and amortization	762	697
Interest expense	215	191
Benefit (provision) for income taxes	14	36
Gain on sale of property and corporate level income/expense	(8)	(23)
Property transaction adjustments⁽²⁾	42	87
Non-comparable hotel results, net⁽³⁾	(110)	(123)
Comparable hotel EBITDA	$1,622	$1,617
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Year ended December 31, 2024					Year ended December 31, 2023
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$3,426	$93	$(152)	$—	$3,367	$3,244	$186	$(103)	$—	$3,327
Food and beverage	1,716	39	(108)	—	1,647	1,582	73	(65)	—	1,590
Other	542	22	(32)	—	532	485	40	(24)	—	501
Total revenues	5,684	154	(292)	—	5,546	5,311	299	(192)	—	5,418
Expenses
Room	849	23	(29)	—	843	787	44	(21)	—	810
Food and beverage	1,137	32	(76)	—	1,093	1,042	59	(49)	—	1,052
Other	2,048	57	(96)	—	2,009	1,912	109	(74)	—	1,947
Depreciation and amortization	762	—	—	(762)	—	697	—	—	(697)	—
Corporate and other expenses	123	—	—	(123)	—	132	—	—	(132)	—
Net gain on insurance settlements	(110)	—	19	70	(21)	(86)	—	75	3	(8)
Total expenses	4,809	112	(182)	(815)	3,924	4,484	212	(69)	(826)	3,801
Operating Profit - Comparable hotel EBITDA	$875	$42	$(110)	$815	$1,622	$827	$87	$(123)	$826	$1,617

(2)     Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of December 31, 2024, which operations are included in our consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of December 31, 2024.
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
Interest Rate Sensitivity
Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 21, 2025, we do not have any interest rate derivatives outstanding.
The interest payments on 80% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2025. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate ⁽¹⁾	$495	$396	$85	$(7)	$643	$2,479	$4,091	$3,929
Average interest rate	4.6%	4.6%	4.6%	4.6%	4.6%	4.9%

Variable rate ⁽¹⁾	$(4)	$(4)	$500	$500	$—	$—	$992	$1,000
Average interest rate ⁽²⁾	5.3%	5.3%	5.3%	5.3%	—%	—%
Total debt							$5,083	$4,929
___________
(1)The amounts are net of unamortized discounts, premiums and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(2)The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2024. No adjustments are made for forecast changes in the rate.
Exchange Rate Sensitivity
We have currency exchange risk because of our hotel ownership in Brazil and Canada and our minority investment in a joint venture in India. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2024 and 2023, revenues from our consolidated foreign operations were $101 million and $92 million, respectively, or approximately 2%, of our total revenues.
In the third quarter of 2024, three foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($74 million), and we received $1.4 million in the aggregate upon settlement of these contracts. In replacement of the maturing contracts, we entered into two new foreign currency forward purchase contracts with the same total notional amount of CAD 99 million ($73 million), which will mature in August 2025. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2024, the fair value of these contracts was $3.3 million. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8. Financial Statements and Supplementary Data
The following financial information is included on the pages indicated:
Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2024, was $10,906 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Company performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
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
Evaluation of the fair value of land acquired in real estate asset acquisitions
As discussed in Notes 1 and 12 to the consolidated financial statements, the Company acquired the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and Turtle Bay Resort for approximately $530 million, $265 million and $680 million, respectively, during the year ended December 31, 2024. The Company determined the acquisitions to be asset acquisitions and allocated the acquisition cost to the individual assets acquired based on their relative fair values as of the acquisition date.
We identified the evaluation of the fair value of land acquired in these real estate asset acquisitions as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the Company’s key assumptions used in the determination of the fair value of land acquired in the real estate asset acquisitions. Specifically, the key assumptions used in such determinations included the identification and weighting of comparable market sales transactions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s asset acquisition process, including controls related to the determination of the fair value of land acquired. This included controls related to the identification of the population of comparable market sales transactions and weighting of such transactions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s identified comparable market sales transactions by comparing third-party evidence of comparable market sales transactions independently obtained from industry sources, including information about the transaction prices and features of the comparable market sales transactions and
•evaluating the weighting of comparable market sales transactions by assessing the characteristics of such transactions.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
McLean, Virginia
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
February 26, 2025

Report of Independent Registered Public Accounting Firm
To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2024, was $10,906 million. The Partnership assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Partnership performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
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
Evaluation of the fair value of land acquired in real estate asset acquisitions
As discussed in Notes 1 and 12 to the consolidated financial statements, the Partnership acquired the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and Turtle Bay Resort for approximately $530 million, $265 million and $680 million, respectively, during the year ended December 31, 2024. The Partnership determined the acquisitions to be asset acquisitions and allocated the acquisition cost to the individual assets acquired based on their relative fair values as of the acquisition date.
We identified the evaluation of the fair value of land acquired in these real estate asset acquisitions as a critical audit matter. Subjective auditor judgment and specialized skills and knowledge were required to evaluate the Partnership’s key assumptions used in the determination of the fair value of land acquired in the real estate asset acquisitions. Specifically, the key assumptions used in such determinations included the identification and weighting of comparable market sales transactions.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s asset acquisition process, including controls related to the determination of the fair value of land acquired. This included controls related to the identification of the population of comparable market sales transactions and weighting of such transactions. We involved valuation professionals with specialized skills and knowledge, who assisted in:
•evaluating the Partnership’s identified comparable market sales transactions by comparing third-party evidence of comparable market sales transactions independently obtained from industry sources, including information about the transaction prices and features of the comparable market sales transactions and
•evaluating the weighting of comparable market sales transactions by assessing the characteristics of such transactions.

/s/ KPMG LLP
We have served as the Partnership’s auditor since 2002.
McLean, Virginia
February 26, 2025

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(in millions, except per share amounts)

	December 31, 2024	December 31, 2023

ASSETS
Property and equipment, net	$10,906	$9,624
Right-of-use assets	559	550
Due from managers	36	128
Advances to and investments in affiliates	166	126
Furniture, fixtures and equipment replacement fund	242	217
Notes receivable	79	72
Other	506	382
Cash and cash equivalents	554	1,144
Total assets	$13,048	$12,243

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,993	$3,120
Credit facility, including the term loans of $998 and $997, respectively	992	989
Mortgage and other debt	98	100
Total debt	5,083	4,209
Lease liabilities	560	563
Accounts payable and accrued expenses	351	408
Due to managers	54	64
Other	223	173
Total liabilities	6,271	5,417

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	165	189

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 699.1 million shares and 703.6 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,462	7,535
Accumulated other comprehensive loss	(83)	(70)
Deficit	(777)	(839)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,609	6,633
Non-redeemable non-controlling interests—other consolidated partnerships	3	4
Total equity	6,612	6,637
Total liabilities, non-controlling interests and equity	$13,048	$12,243
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022
(in millions, except per common share amounts)

	2024	2023	2022
REVENUES
Rooms	$3,426	$3,244	$3,014
Food and beverage	1,716	1,582	1,418
Other	542	485	475
Total revenues	5,684	5,311	4,907
EXPENSES
Rooms	849	787	727
Food and beverage	1,137	1,042	928
Other departmental and support expenses	1,383	1,280	1,181
Management fees	254	249	217
Other property-level expenses	411	383	325
Depreciation and amortization	762	697	664
Corporate and other expenses	123	132	107
Net gain on insurance settlements	(110)	(86)	(17)
Total operating costs and expenses	4,809	4,484	4,132
OPERATING PROFIT	875	827	775
Interest income	54	75	30
Interest expense	(215)	(191)	(156)
Other gains	—	71	17
Equity in earnings of affiliates	7	6	3
INCOME BEFORE INCOME TAXES	721	788	669
Provision for income taxes	(14)	(36)	(26)
NET INCOME	707	752	643
Less: Net income attributable to non-controlling interests	(10)	(12)	(10)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$697	$740	$633
Basic earnings per common share	$0.99	$1.04	$0.89
Diluted earnings per common share	$0.99	$1.04	$0.88
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
NET INCOME	$707	$752	$643
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(17)	6	(2)
Change in fair value of derivative instruments	3	(1)	2
Amounts reclassified from other comprehensive income	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	5	1
COMPREHENSIVE INCOME	694	757	644
Less: Comprehensive income attributable to non-controlling interests	(10)	(12)	(10)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$684	$745	$634
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2024, 2023 and 2022
(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
714.1	Balance, December 31, 2021	$7	$7,702	$(76)	$(1,192)	$5	$6,446	$126
—	Net income	—	—	—	633	1	634	9
—	Other changes in ownership	—	16	—	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
0.7	Comprehensive stock and employee stock purchase plans	—	21	—	—	—	21	—
—	Common stock dividends	—	—	—	(380)	—	(380)	—
—	Common OP unit issuances	—	—	—	—	—	—	56
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(5)
(1.7)	Repurchase of common stock	—	(27)	—	—	—	(27)	—
713.4	Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
—	Net income	—	—	—	740	1	741	11
—	Other changes in ownership	—	(30)	—	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
1.1	Comprehensive stock and employee stock purchase plans	—	22	—	—	—	22	—
—	Common stock dividends	—	—	—	(640)	—	(640)	—
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	—	(2)	(2)	(9)
(11.4)	Repurchase of common stock	—	(182)	—	—	—	(182)	—
703.6	Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
—	Net income	—	—	—	697	1	698	9
—	Other changes in ownership	—	20	—	—	(1)	19	(19)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(17)	—	—	(17)	—
—	Change in fair value of derivative instruments	—	—	3	—	—	3	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
1.5	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	8	—
—	Common stock dividends	—	—	—	(635)	—	(635)	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(8)
(6.3)	Repurchase of common stock	—	(107)	—	—	—	(107)	—
699.1	Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023, and 2022
(in millions)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$707	$752	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	697	664
Amortization of finance costs, discounts and premiums, net	10	9	10
Loss on extinguishment of debt	—	4	—
Non-cash stock-based compensation expense	24	30	26
Deferred income taxes	8	26	20
Other gains	—	(71)	(17)
Gain on property insurance settlement	(70)	(3)	(6)
Equity in earnings of affiliates	(7)	(6)	(3)
Change in due from/to managers	69	(40)	15
Distributions from investments in affiliates	18	31	30
Property insurance proceeds - remediation costs	4	101	—
Payments for inventory costs	(64)	(15)	—
Changes in other assets	(9)	(3)	20
Changes in other liabilities	46	(71)	14
Net cash provided by operating activities	1,498	1,441	1,416

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34	236
Proceeds from (issuance of) loan receivable	(7)	413	—
Return of investments in affiliates	1	5	—
Advances to and investments in affiliates	(56)	(25)	(60)
Acquisitions	(1,504)	—	(301)
Capital expenditures:
Renewals and replacements	(288)	(451)	(197)
Return on investment	(260)	(195)	(307)
Property insurance proceeds	74	36	11
Net cash used in investing activities	(2,040)	(183)	(618)

FINANCING ACTIVITIES
Financing costs	(12)	(10)	(1)
Issuances of debt	1,279	—	—
Draws on credit facility	890	—	—
Repayment of credit facility	(890)	—	(683)
Repurchase/redemption of senior notes	(400)	—	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(7)	(2)
Debt extinguishment costs	—	(3)	—
Common stock repurchases	(107)	(182)	(27)
Dividends on common stock	(737)	(547)	(150)
Distributions and payments to non-controlling interests	(12)	(10)	(3)
Other financing activities	(22)	(12)	(8)
Net cash used in financing activities	(13)	(771)	(874)
Effects of exchange rate changes on cash held	(10)	2	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(565)	489	(79)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$798	$1,363	$874
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2024, 2023, and 2022
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2024	2023	2022
Cash and cash equivalents	$554	$1,144	$667
Restricted cash (included in other assets)	2	2	7
Cash included in furniture, fixtures and equipment replacement fund	242	217	200
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$798	$1,363	$874
Supplemental schedule of noncash investing and financing activities:
During 2024, 2023, and 2022, Host Inc. issued approximately 0.3 million, 0.5 million and 0.3 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $6 million, $8 million and $5 million, respectively.
During 2023, the intent for a land parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort changed from "held for use" to "used for the development of inventory". As a result, we have reclassified $30 million from property and equipment to other assets.
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
In 2024 and 2022, non-cash consideration for the acquisitions of The Ritz-Carlton O'ahu, Turtle Bay and Four Seasons Resort and Residences Jackson Hole included the assumption of hotel level liabilities of approximately $15 million and $19 million, respectively, consisting primarily of obligations to provide future services due to advance deposits.
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(in millions)

	December 31, 2024	December 31, 2023

ASSETS
Property and equipment, net	$10,906	$9,624
Right-of-use assets	559	550
Due from managers	36	128
Advances to and investments in affiliates	166	126
Furniture, fixtures and equipment replacement fund	242	217
Notes receivable	79	72
Other	506	382
Cash and cash equivalents	554	1,144
Total assets	$13,048	$12,243

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,993	$3,120
Credit facility, including the term loans of $998 and $997, respectively	992	989
Mortgage and other debt	98	100
Total debt	5,083	4,209
Lease liabilities	560	563
Accounts payable and accrued expenses	351	408
Due to managers	54	64
Other	223	173
Total liabilities	6,271	5,417

Limited partnership interests of third parties	165	189

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,691	6,702
Accumulated other comprehensive loss	(83)	(70)
Total Host Hotels & Resorts, L.P. capital	6,609	6,633
Non-controlling interests—consolidated partnerships	3	4
Total capital	6,612	6,637
Total liabilities, limited partnership interests of third parties and capital	$13,048	$12,243
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2024, 2023 and 2022
(in millions, except per common unit amounts)

	2024	2023	2022
REVENUES
Rooms	$3,426	$3,244	$3,014
Food and beverage	1,716	1,582	1,418
Other	542	485	475
Total revenues	5,684	5,311	4,907
EXPENSES
Rooms	849	787	727
Food and beverage	1,137	1,042	928
Other departmental and support expenses	1,383	1,280	1,181
Management fees	254	249	217
Other property-level expenses	411	383	325
Depreciation and amortization	762	697	664
Corporate and other expenses	123	132	107
Net gain on insurance settlements	(110)	(86)	(17)
Total operating costs and expenses	4,809	4,484	4,132
OPERATING PROFIT	875	827	775
Interest income	54	75	30
Interest expense	(215)	(191)	(156)
Other gains	—	71	17
Equity in earnings of affiliates	7	6	3
INCOME BEFORE INCOME TAXES	721	788	669
Provision for income taxes	(14)	(36)	(26)
NET INCOME	707	752	643
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$706	$751	$642
Basic earnings per common unit	$1.01	$1.07	$0.91
Diluted earnings per common unit	$1.01	$1.06	$0.90
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(in millions)

	2024	2023	2022
NET INCOME	$707	$752	$643
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(17)	6	(2)
Change in fair value of derivative instruments	3	(1)	2
Amounts reclassified from other comprehensive income	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(13)	5	1
COMPREHENSIVE INCOME	694	757	644
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$693	$756	$643
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
Years Ended December 31, 2024, 2023, and 2022
(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
699.0	Balance, December 31, 2021	$1	$6,516	$(76)	$5	$6,446	$126
—	Net income	—	633	—	1	634	9
—	Other changes in ownership	—	16	—	—	16	(17)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(2)	—	(2)	—
—	Change in fair value of derivative instruments	—	—	2	—	2	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
—	Common OP unit issuances	—	—	—	—	—	56
0.7	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	21	—	—	21	—
—	Distributions on common OP units	—	(380)	—	—	(380)	(5)
0.3	Redemptions of limited partner interests for common stock	—	5	—	—	5	(5)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(1.6)	Repurchase of common OP units	—	(27)	—	—	(27)	—
698.4	Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
—	Net income	—	740	—	1	741	11
—	Other changes in ownership	—	(30)	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	22	—	—	22	—
—	Distributions on common OP units	—	(640)	—	—	(640)	(9)
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	(2)	(2)	—
(11.2)	Repurchase of common OP units	—	(182)	—	—	(182)	—
688.8	Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
—	Net income	—	697	—	1	698	9
—	Other changes in ownership	—	20	—	(1)	19	(19)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(17)	—	(17)	—
—	Change in fair value of derivative instruments	—	—	3	—	3	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
1.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	8	—
—	Distributions on common OP units	—	(635)	—	—	(635)	(8)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(6.2)	Repurchase of common OP units	—	(107)	—	—	(107)	—
684.4	Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023, and 2022
(in millions)

	2024	2023	2022
OPERATING ACTIVITIES
Net income	$707	$752	$643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	762	697	664
Amortization of finance costs, discounts and premiums, net	10	9	10
Loss on extinguishment of debt	—	4	—
Non-cash stock-based compensation expense	24	30	26
Deferred income taxes	8	26	20
Other gains	—	(71)	(17)
Gain on property insurance settlement	(70)	(3)	(6)
Equity in earnings of affiliates	(7)	(6)	(3)
Change in due from/to managers	69	(40)	15
Distributions from investments in affiliates	18	31	30
Property insurance proceeds - remediation costs	4	101	—
Payments for inventory costs	(64)	(15)	—
Changes in other assets	(9)	(3)	20
Changes in other liabilities	46	(71)	14
Net cash provided by operating activities	1,498	1,441	1,416

INVESTING ACTIVITIES
Proceeds from sales of assets, net	—	34	236
Proceeds from (issuance of) loan receivable	(7)	413	—
Return of investments in affiliates	1	5	—
Advances to and investments in affiliates	(56)	(25)	(60)
Acquisitions	(1,504)	—	(301)
Capital expenditures:
Renewals and replacements	(288)	(451)	(197)
Return on investment	(260)	(195)	(307)
Property insurance proceeds	74	36	11
Net cash used in investing activities	(2,040)	(183)	(618)

FINANCING ACTIVITIES
Financing costs	(12)	(10)	(1)
Issuances of debt	1,279	—	—
Draws on credit facility	890	—	—
Repayment of credit facility	(890)	—	(683)
Repurchase/redemption of senior notes	(400)	—	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(7)	(2)
Debt extinguishment costs	—	(3)	—
Repurchase of common OP units	(107)	(182)	(27)
Distributions on common OP units	(748)	(555)	(152)
Distributions and payments to non-controlling interests	(1)	(2)	(1)
Other financing activities	(22)	(12)	(8)
Net cash used in financing activities	(13)	(771)	(874)
Effects of exchange rate changes on cash held	(10)	2	(3)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(565)	489	(79)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	1,363	874	953
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$798	$1,363	$874
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2024, 2023, and 2022
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2024	2023	2022
Cash and cash equivalents	$554	$1,144	$667
Restricted cash (included in other assets)	2	2	7
Cash included in furniture, fixtures and equipment replacement fund	242	217	200
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$798	$1,363	$874
Supplemental schedule of noncash investing and financing activities:
During 2024, 2023, and 2022, non-controlling partners converted common operating partnership units (“OP units”) valued at $6 million, $8 million and $5 million, respectively, in exchange for 0.3 million, 0.5 million and 0.3 million shares, respectively, of Host Inc. common stock.
During 2023, the intent for a land parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort changed from "held for use" to "used for the development of inventory". As a result, we have reclassified $30 million from property and equipment to other assets.
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
In 2024 and 2022, non-cash consideration for the acquisitions of The Ritz-Carlton O'ahu, Turtle Bay and Four Seasons Resort and Residences Jackson Hole included the assumption of hotel level liabilities of approximately $15 million and $19 million, respectively, consisting primarily of obligations to provide future services due to advance deposits.
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
As of December 31, 2024, the hotels in our consolidated portfolio are in the following countries:

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
Five partnerships are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2024 are $47 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $26 million and primarily consist of a lease liability and accounts payable. Three unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 32%, also are VIEs. The combined carrying amount of our investments in these entities at December 31, 2024 is $77 million and is included in advances to and investments in affiliates. The mortgage debt held by these VIEs is non-recourse to us. See Note 4 - Investments in Affiliates for further information.

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
In 2024 and 2023, we identified one property that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Based on this testing, no impairment was necessary, and no further analysis was required.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2022, due to the impact of the COVID-19 pandemic on operations, we performed recoverability tests on certain of our properties, which did not result in the impairment of any of our properties.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2024	2023
Common OP units outstanding (millions)	9.2	9.5
Market price per Host Inc. common share	$17.52	$19.47
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$165	$189
Historical cost (millions)	90	93
Book value (millions) ⁽¹⁾	165	189
_____
(1)The book value recorded is equal to the greater of the redemption value or the historical cost.
Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $9 million, $11 million and $9 million for 2024, 2023 and 2022, respectively.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets consists of the third party partnership interest of one majority-owned partnership.
Investments in Affiliates
Distributions from Investments in Affiliates. We classify the distributions from our equity investments in the statements of cash flows based upon an evaluation of the specific facts and circumstances of each distribution. For example, distributions of cash that were generated by property operations are classified as cash flows from operating activities. However, distributions of cash that were generated by property sales and certain other transactions, such as debt issuances or repayments, are classified as cash flows from investing activities.
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
Foreign Currency Translation
As of December 31, 2024, our foreign operations consist of hotels located in Brazil and Canada, as well as an investment in a joint venture that indirectly owns hotels in India. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).
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
Accumulated Other Comprehensive Loss
The components of total accumulated other comprehensive loss in the balance sheets are as follows (in millions):

	As of December 31,
	2024	2023
Gain on foreign currency forward contracts	$6	$3
Loss on interest rate swap cash flow hedges	—	(1)
Foreign currency translation	(90)	(73)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(83)	$(70)
No material amounts were reclassified from accumulated other comprehensive loss in 2024 or 2023.
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
Earnings (Loss) Per Common Share (Unit)
Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the common OP units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for any securities that are anti-dilutive. There are 9.2 million Host L.P. common units, which are convertible into 9.4 million Host Inc. common shares, that are not included in Host Inc.'s calculation of earnings per share as their effect is not dilutive.
The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2024	2023	2022
Net income	$707	$752	$643
Less: Net income attributable to non-controlling interests	(10)	(12)	(10)
Net income attributable to Host Hotels & Resorts, Inc.	$697	$740	$633

Basic weighted average shares outstanding	702.1	709.7	714.7
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.9	3.1	2.8
Diluted weighted average shares outstanding	704.0	712.8	717.5
Basic earnings per common share	$0.99	$1.04	$0.89
Diluted earnings per common share	$0.99	$1.04	$0.88
The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2024	2023	2022
Net income	$707	$752	$643
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
Net income attributable to Host Hotels & Resorts, L.P.	$706	$751	$642

Basic weighted average units outstanding	696.7	704.5	709.7
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.9	3.0	2.7
Diluted weighted average units outstanding	698.6	707.5	712.4
Basic earnings per common unit	$1.01	$1.07	$0.91
Diluted earnings per common unit	$1.01	$1.06	$0.90
Share-Based Payments
Upon the issuance of Host’s common stock under the compensation plans, Host L.P. will issue to Host Inc. common OP units of an equivalent value. These liabilities are included in the consolidated financial statements for Host Inc. and Host L.P.
We recognize costs resulting from Host Inc.’s share-based payment transactions over their vesting periods. We classify share-based payment awards granted in exchange for employee services either as equity-classified awards or liability-classified awards. Equity-classified awards are measured based on the fair value on the date of grant. Liability-

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
classified awards are remeasured to fair value each reporting period. The plan includes awards that vest over a one-year, two-year and three-year period. For performance-based awards, compensation cost will be recognized during the requisite service period based on the performance condition that is the most likely outcome. No compensation cost is recognized for awards for which employees do not render the requisite services.
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
In a business combination, we recognize identifiable assets acquired, liabilities assumed, and non-controlling interests at their fair values at the acquisition date based on the exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date). We evaluate several factors, including market data for similar assets, expected cash flows discounted at risk adjusted rates and replacement cost for the assets to determine an appropriate exit cost when evaluating the fair value of our assets and liabilities acquired. Property and equipment are recorded at fair value and such fair value is allocated to land, buildings, improvements, furniture, fixtures and equipment using appraisals and valuations performed by management and independent third parties, and any consideration paid in excess of the net fair value of the identifiable assets and liabilities acquired would be recorded to goodwill. Acquisition-related costs, such as due diligence, legal and accounting fees, are not capitalized or applied in determining the fair value of the acquired assets.
Other items that we evaluate include identifiable intangible assets, lease assets and liabilities and, in a business combination, goodwill. Identifiable intangible assets typically consist of above- and below-market contracts, including ground and retail leases and management and franchise agreements, which are recorded at fair value in a business combination and at its relative fair value in an asset acquisition. These contract values are based on the present value of the difference between contractual amounts to be paid pursuant to the contracts acquired and our estimate of the fair value of terms and conditions for similar contracts measured over the period equal to the remaining non-cancelable term of the contract. Intangible assets and other liabilities are amortized using the straight-line method over the remaining non-cancelable term of the related agreements. Classification of a lease does not change if it is part of an asset acquisition or a business combination. In making estimates of fair values for purposes of allocating purchase price, we may utilize a number of sources that arise in connection with the acquisition or financing of a property and other market data, including third-party appraisals and valuations. In certain situations, and usually only in connection with the acquisition of a foreign hotel, a deferred tax liability is recognized due to the difference between the fair value and the tax basis of the acquired assets at the acquisition date.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Notes Receivable
At December 31, 2024, our notes receivable consists of one outstanding loan issued in connection with a hotel sale. In conjunction with our dispositions, we may issue a loan to the purchaser to facilitate the sale. The loan is collateralized by the corresponding sold hotel and, in the event of a default of the loan, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement. The loan is recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.
Reclassifications
Certain prior year financial statements amounts have been reclassified to conform with the current year presentation.
New Accounting Standards
On January 1, 2024, we adopted ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The standard requires additional information to be disclosed with regards to segments, including significant expense categories, identifying the Chief Operating Decision Maker ("CODM"), and additional interim disclosures. The standard also requires that public entities with a single reportable segment disclose all of the required segment disclosures under the previous ASC 280 guidance in addition to the new disclosures required under ASU No. 2023-07. We report on one reportable segment as noted in Note 16 – Geographic and Business Segment Information and additional disclosures were included to comply with the new requirements.
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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income (Subtopic 220-40): Expense Disaggregation Disclosures. The standard requires additional disclosures with more granular information about expenses reported in the income statement. The standard also requires a reporting entity to disaggregate and disclose the nature of certain expense categories, including employee compensation, inventory-related costs, and depreciation, within the financial statement footnotes. We are still evaluating the level of disclosure that will be required. This standard is to be applied either on a prospective or retrospective basis and is effective for annual periods beginning after December 15, 2026, with early adoption permitted.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2024	2023	2022
San Diego	$523	$498	$446
Orlando	473	466	455
Florida Gulf Coast	441	339	344
New York	431	374	336
Maui	371	415	440
Phoenix	366	366	378
San Francisco/San Jose	353	371	322
Washington, D.C. (Central Business District)	344	331	273
Miami	251	243	253
Boston	157	151	108
Houston	148	139	116
Chicago	143	136	129
Jacksonville	137	128	122
Los Angeles/Orange County	137	141	131
San Antonio	121	117	114
Seattle	111	105	90
New Orleans	107	99	96
Denver	101	89	80
Northern Virginia	99	90	76
Oahu	94	34	33
Nashville	88	—	—
Philadelphia	86	85	80
Austin	84	87	91
Atlanta	61	67	61
Other	356	348	262
Domestic	5,583	5,219	4,836
International	101	92	71
Total	$5,684	$5,311	$4,907
3.    Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2024	2023
Land and land improvements	$2,457	$1,981
Buildings and leasehold improvements	15,504	14,253
Furniture and equipment	2,546	2,331
Construction in progress	299	237
	20,806	18,802
Less accumulated depreciation and amortization	(9,900)	(9,178)
	$10,906	$9,624

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The aggregate cost of real estate for federal income tax purposes is approximately $11.5 billion at December 31, 2024.
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

	As of December 31, 2024
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2024 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$10	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	21	13	20	1	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(48)	78	156	5	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(9)	23	213	1	One hotel in Philadelphia, PA
Noble JV	21.15 - 49%	170	96	447	10	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		28	—	—	—	Real estate industry technology investment
Other investments		9	—	—	—
Total		$166	$240	$896	$19

	As of December 31, 2023
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2023 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$9	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	28	16	23	8	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(45)	75	150	11	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV⁽²⁾	11%	(8)	23	213	6	One hotel in Philadelphia, PA
Noble JV	21.15 - 49%	121	64	300	7	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		28	—	—	2	Real estate industry technology investment
Other investments		8	—	—	—
Total		$126	$208	$746	$36
______________
(1)Distributions received were funded by cash from operations unless otherwise noted.
(2)Distributions received from Philadelphia Marriott Downtown JV in 2023 include $5 million related to loan refinancing proceeds.

As part of our investment in the Noble JV, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P., which represents a 21.15% ownership interest in the fund. As of December 31, 2024, we have invested $72 million in this fund. Additionally, through a co-investment of the fund, we have committed an additional $30 million of which we have funded $13 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5.    Debt
Debt consists of the following (in millions):

	As of December 31,
	2024	2023
Series E senior notes, with a rate of 4% due June 2025	$500	$499
Series F senior notes, with a rate of 4 ½% due February 2026	399	399
Series G senior notes, with a rate of 3 ⅞% due April 2024	—	400
Series H senior notes, with a rate of 3 ⅜% due December 2029	644	643
Series I senior notes, with a rate of 3 ½% due September 2030	740	738
Series J senior notes, with a rate of 2.9% due December 2031	442	441
Series K senior notes, with a rate of 5.7% due July 2034	585	—
Series L senior notes, with a rate of 5.5% due April 2035	683	—
Total senior notes	3,993	3,120
Credit facility revolver ⁽¹⁾	(6)	(8)
Credit facility term loan due January 2027	499	499
Credit facility term loan due January 2028	499	498
Mortgage and other debt, with an average interest rate of 4.67% at both December 31, 2024 and 2023, maturing through November 2027	98	100
Total debt	$5,083	$4,209
_____________
(1)There were no outstanding credit facility borrowings at December 31, 2024 or 2023. Amount shown represents deferred financing costs related to the credit facility revolver.
Senior Notes
General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amounts of our senior notes at December 31, 2024 and 2023 were $4.1 billion and $3.2 billion, respectively. The senior notes balances as of December 31, 2024 and 2023 are net of unamortized discounts and deferred financing costs of approximately $57 million and $30 million, respectively. We pay interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.
Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2024, we are in compliance with all of these covenants.
On April 1, 2024, we repaid our $400 million 3⅞% Series G senior notes at maturity.
On May 10, 2024, we issued $600 million of 5.700% Series K senior notes in an underwritten public offering for proceeds of $584 million, net of original issue discount, underwriting fees and expenses. The Series K senior notes are due in July 2034, and interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2025. The Series K senior notes were issued as a “green bond,” and we allocated an amount equal to the net proceeds from the sale of the Series K senior notes to finance and/or refinance one or more eligible green projects, including the April 2024 acquisition of the 1 Hotel Nashville and Embassy Suites by Nashville Downtown, each of which has received LEED Silver certification. Following the allocation to eligible green projects, the net proceeds of this issuance were used to repay all $215 million of borrowings that were outstanding under the revolver portion of our credit facility at that time. The Series K senior notes are not redeemable prior to 90 days before the July 1, 2034 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series K senior notes have covenants similar to all other series of our outstanding senior notes.
On August 12, 2024, we issued $700 million of 5.500% Series L senior notes in an underwritten public offering for proceeds of approximately $683 million, net of original issue discount, underwriting fees and expenses. The Series L senior notes are due in April 2035 and interest is payable semi-annually in arrears on April 15 and October 15 of each year,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
commencing April 15, 2025. The net proceeds were used in part to repay all $525 million of borrowings then outstanding under the revolver portion of our credit facility, including amounts borrowed during the third quarter of 2024 in connection with the acquisitions of The Ritz-Carlton O’ahu, Turtle Bay and 1 Hotel Central Park. The Series L senior notes are not redeemable prior to 90 days before the April 15, 2035 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series L senior notes have covenants similar to all other series of our outstanding senior notes.
Authorization for Repurchase of Senior Notes. In February 2023, Host Inc.’s Board of Directors authorized repurchases of up to $1 billion of senior notes (other than in accordance with their terms) through February 2026. No repurchases occurred in 2024 under this program.
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
The amendment also converted the underlying reference rate from LIBOR to SOFR plus a credit spread adjustment of 10 basis points. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 26, 2024, we achieved a milestone in the progress towards both of our targets, resulting in the maximum benefit of the basis point reduction in the interest rate on borrowings under the credit facility. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2024, we are able to borrow on the revolver at a rate of adjusted SOFR plus 85 basis points less 4 basis points for meeting sustainability milestones for an all-in rate of 5.25% and pay a facility fee of 19 basis points.
Interest on the term loans consists of floating rates equal to SOFR (plus a credit spread adjustment of 10 basis points) plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2024, our applicable margin on SOFR loans under both term loans is 95 basis points less 5 basis points for meeting sustainability milestones, for an all-in rate of 5.34%. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
We utilized the revolver under the credit facility for various funding needs in 2024 with all borrowings repaid by year end. As of December 31, 2024, we have $1.5 billion of available capacity under the revolver portion of our credit facility.
Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2024, we are in compliance with all of these covenants.
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
Mortgage Debt
Our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2024, we have mortgage debt secured by one asset, with an interest rate of 4.67%, which mortgage debt matures in November 2027. The loan is amortizing, with principal and interest payable monthly. As of December 31, 2024, we are in compliance with the covenants under our mortgage debt obligation. We made mortgage debt repayments of $2 million in each of 2024 and 2023.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aggregate Debt Maturities
Aggregate debt maturities, including principal amortization, are as follows (in millions):

As of December 31, 2024
2025	$502
2026	402
2027	592
2028	500
2029	650
Thereafter	2,500
5,146
Deferred financing costs	(31)
Unamortized discounts, net	(32)
Total debt	$5,083

Interest
The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2024	2023	2022
Interest expense	$215	$191	$156
Amortization of debt premiums/discounts, net	(3)	(2)	(2)
Amortization of deferred financing costs	(7)	(7)	(8)
Non-cash losses on debt extinguishment	—	(1)	—
Change in accrued interest	(33)	2	(4)
Interest paid ⁽¹⁾	$172	$183	$142
___________
(1)Does not include capitalized interest of $10 million in each of 2024, 2023 and 2022.
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 699.1 million and 703.6 million were outstanding as of December 31, 2024 and 2023, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2024 and 2023.
Capital of Host L.P.
As of December 31, 2024, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units based on the applicable conversion ratio. As of December 31, 2024 and 2023, Host L.P. had 693.6 million and 698.3 million OP units outstanding, respectively, of which Host Inc. held 684.4 million and 688.8 million, respectively.
Repurchases and Issuances of Common Stock and Common OP Units
On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. In 2024, we repurchased 6.3 million shares at an average price of $16.99 per share, exclusive of commissions, for a total of $107 million. In 2023, we

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
repurchased 11.4 million shares at an average price of $15.93 per share, exclusive of commissions, for a total of $181 million. As of December 31, 2024, we have $685 million available for repurchase under the program.
On May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. There have been no shares issued in 2024 and 2023. As of December 31, 2024, there was $600 million of remaining capacity under the agreement.
Dividends/Distributions
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. The amount of any future dividends will be determined by Host Inc.’s Board of Directors.
The dividends that were taxable to our stockholders in 2024 are considered 100.0% ordinary. The dividends that were taxable to our stockholders in 2023 are considered 91.8% ordinary and 8.2% unrecaptured Section 1250 gain. The 2024 and 2023 ordinary dividends are eligible for the 20% deduction provided by Section 199A. The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2024	2023	2022
Common stock	$0.90	$0.90	$0.53
Common OP units	0.919	0.919	0.541
On February 19, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 15, 2025 to stockholders of record as of March 31, 2025.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Set forth below is a table that documents our domestic and foreign income tax attributes at December 31, 2024:

Type	Jurisdiction	Amount (in millions)	Tax Year Expiration
Net operating loss	U.S. Federal	$576	None
Capital loss	U.S. Federal and States	2	2028
Net operating loss	U.S. States	901	Various
Net operating loss	Brazil	19	None
Net operating loss	Canada	7	Through 2042
Capital loss	Canada	5	None
General business credit	U.S. Federal	4	2044
We have recorded a 100% valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign capital loss carryovers as of December 31, 2024. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses. There was a decrease of our valuation allowance for the year ended December 31, 2024 from the year ended December 31, 2023, of approximately $8 million, due to the expiration of capital losses.
The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2024	2023
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$182	$205
Investments in domestic affiliates	1	—
Property and equipment	2	3
Deferred revenue and expenses	30	20
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	227	240
Less: Valuation allowance	(10)	(18)
Total deferred tax assets, net of valuation allowance	$217	$222
Deferred tax liabilities
Investments in domestic affiliates	—	(1)
Total gross deferred tax liabilities	—	(1)
Net deferred tax assets	$217	$221
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $10 million, of $217 million.
Our U.S. and foreign income from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2024	2023	2022
U.S. income	$697	$768	$659
Foreign income	24	20	10
Total	$721	$788	$669

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income tax provision for continuing operations consists of (in millions):

		Year ended December 31,
		2024	2023	2022
Current	—Federal	$—	$3	$3
	—State	2	3	2
	—Foreign	4	4	1
		6	10	6
Deferred	—Federal	4	15	13
	—State	3	10	5
	—Foreign	1	1	2
		8	26	20
Income tax provision - continuing operations		$14	$36	$26
The differences between the income tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2024	2023	2022
Statutory federal income tax provision	$151	$165	$140
Adjustment for nontaxable income of Host Inc.	(147)	(147)	(124)
State income tax provision, net	5	13	7
Foreign income tax provision	5	5	3
Total	$14	$36	$26
Cash taxes activity included a net payment of $11 million and $12 million in 2024 and 2023, respectively, and a net refund of $19 million in 2022.
Our unrecognized tax benefits remained unchanged at $1 million for each of the years ended December 31, 2024 and 2023. All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision recorded each year.
As of December 31, 2024, the tax years that remain subject to examination by major tax jurisdictions generally include 2021-2024. There were no material interest or penalties recorded for the years ended December 31, 2024, 2023 and 2022.
8.    Leases
Taxable REIT Subsidiaries Leases
We lease substantially all our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the U.S. federal income tax prohibition on the ability of a REIT to derive revenues directly from the operations of a hotel.
Ground Leases
As of December 31, 2024, all or a portion of 19 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 73% of our 2024 minimum lease payments and 96% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.3% to 6.2%.
Office Leases and Other
We have office leases for our headquarters office in Bethesda, which expires in 2036, as well as a satellite office in Miami, which lease expires in 2025, with no renewal options.
We also have leases on facilities used in our former restaurant business, all of which we subsequently subleased. These leases and subleases contain one or more renewal options, generally for five- or ten -year periods. The restaurant leases are accounted for as operating leases. Our contingent liability related to these leases is $0.9 million and $1.1 million as of December 31, 2024 and 2023, respectively. We, however, consider the likelihood of any material funding related to these leases to be remote. Our leasing activity also includes leases entered into by our hotels for various types of equipment, which may be accounted for either as operating or finance leases, depending upon the characteristics of the particular lease arrangement. Our finance leases total less than $1 million at December 31, 2024 and 2023.
The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2024	2023	2022
Lease cost
Operating lease cost	$43	$42	$41
Variable lease cost	36	35	27
Sublease income	(1)	(1)	(1)
Total lease cost	$78	$76	$67

Other information
Operating cash flows used for operating leases	$43	$42	$41
Weighted-average remaining lease term - operating leases	46 years	46 years	47 years
Weighted-average discount rate - operating leases	5.3%	5.3%	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the total amount of minimum lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2024 (in millions):

	As of December 31, 2024
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	3.7%	5.3%
2025	$31	$7	$38
2026	31	6	37
2027	31	5	36
2028	31	5	36
2029	31	5	36
Thereafter	1,325	33	1,358
Total undiscounted cash flows	$1,480	$61	$1,541

Present values
Long-term lease liabilities	$511	$49	$560
Total lease liabilities	$511	$49	$560
Difference between undiscounted cash flows and discounted cash flows	$969	$12	$981
Minimum payments for the operating leases have not been reduced by aggregate minimum sublease rentals from restaurants of approximately $1.7 million that are payable to us under non-cancelable subleases.
9.    Employee Stock Plans
Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.
Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2024 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2024, there were approximately 22 million shares of Host Inc.’s common stock reserved and available for issuance under the 2024 Comprehensive Plan.
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
During 2024, 2023 and 2022, we recorded stock-based compensation expense of approximately $24 million, $30 million and $26 million, respectively. Shares granted in 2024, 2023 and 2022 totaled 2.0 million, 1.8 million and 1.8 million, respectively, while 1.5 million, 2.3 million and 1.5 million shares, respectively, vested during those years.
Senior Executive Plan
During 2024, Host Inc. granted 1.7 million RSU awards under the 2024 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2024 through 2026 if performance is at the “high” level of achievement and, for time-based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 2.9 million RSUs were unvested at December 31, 2024. Total unrecognized compensation expense related to unvested RSU awards that vest through 2026 is approximately $19 million.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
RSU awards
Vesting of RSUs awarded in 2024 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our Adjusted EBITDAre performance. Approximately 25% of the RSUs are Time-Based Awards and vest on an annual basis over three years; approximately 37.5% of the RSUs are based on the satisfaction of the TSR compared to the NAREIT Equity Lodging & Resort index that serves as a relevant industry/asset specific measurement to our competitors and vest following a three-year performance period; and the remaining 37.5% are based on Adjusted EBITDAre performance and vest following a three-year performance period. The RSUs granted are considered equity-classified awards. As a result, the fair value of these awards is based on the fair value on the grant date, and such grant date fair value is not adjusted for subsequent movements thereof.
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

	NAREIT Lodging & Resorts Index
	2024 Grant Awards	2023 Grant Awards
Grant date stock price	$19.23	$18.55
Volatility	33.2%	49.2%
Beta	0.845	0.695
Risk-free rate - three year award	4.16%	4.08%
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2024, 2023 and 2022, we recorded compensation expense of approximately $21 million, $27 million and $23 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2024:

	Year ended December 31,
	2024		2023		2022
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	2.6	$17	3.4	$15	3.2	$12
Granted	1.7	17	1.6	16	1.6	17
Vested (1)	(1.3)	18	(2.2)	19	(1.3)	16
Forfeited/expired	(0.1)	18	(0.2)	19	(0.1)	16
Balance, at end of year	2.9	17	2.6	17	3.4	15
Issued in calendar year (1)	1.2	19	0.7	16	0.5	17
___________
(1)Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 1.2 million shares issued in 2024 include shares vested at December 31, 2023, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $18 million, $11 million and $8 million for 2024, 2023 and 2022, respectively.
Other Stock Plans
In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three-years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2024, 2023 and 2022, we granted a total of 0.3 million shares, 0.2 million shares and 0.2 million shares, respectively, under these two programs and recorded compensation expense of approximately $3 million, $3 million and $3 million, respectively.
10.    Profit Sharing and Post-employment Benefit Plans
We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2024.
11.    Dispositions
We disposed of one hotel in 2023 and four hotels in 2022, and recorded aggregate gains on sale of approximately $69 million and $18 million, respectively. The gain on sale of assets is included in other gains on the statement of operations. We did not have any dispositions during 2024.
In conjunction with the sale of The Camby, Autograph Collection in 2023, we provided a $72 million loan to the buyer. The loan had an initial interest rate equal to Term SOFR plus 425 basis points and an initial scheduled maturity date of June 10, 2025. An additional $7 million in funding was borrowed for property improvement plan financing. As of December 31, 2024, the outstanding loan was included in Notes Receivable on our balance sheets. Subsequent to year-end, the loan to the buyer was repaid in full.
In connection with the sales of the Sheraton Boston Hotel and Sheraton New York Times Square Hotel in 2022, we provided loans to the buyers for $163 million and $250 million, respectively. These loans were repaid during 2023.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12.    Acquisitions
During 2024, we acquired the following assets:
•the 215-room 1 Hotel Nashville and 506-room Embassy Suites by Hilton Nashville Downtown for $530 million;
•the 234-room 1 Hotel Central Park for $265 million; and
•the 450-room Turtle Bay Resort, including a 49-acre land parcel entitled for development, for a total purchase price of $680 million, net of key money received from Marriott International as part of an agreement to transition management to Marriott and convert the property to The Ritz-Carlton brand. The property has been renamed The Ritz-Carlton O'ahu, Turtle Bay.
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

	December 31, 2024		December 31, 2023
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$79	$80	$72	$73
Financial liabilities
Senior notes (Level 1)	3,993	3,838	3,120	2,915
Credit facility (Level 2)	992	1,000	989	1,000
Mortgage debt (Level 2)	98	91	100	86
    As of December 31, 2024, notes receivable consists of one loan issued to the buyer in connection with the sale of The Camby, Autograph Collection. Subsequent to year end, the loan to the buyer was repaid in full.
14.    Relationship with Marriott International
We have entered into various agreements with Marriott, including those for the management or franchise of approximately 60% of our hotels (as measured by revenues) and certain limited administrative services.
In 2024, 2023 and 2022, we paid Marriott $180 million, $168 million and $136 million, respectively, of hotel management fees and approximately $8.3 million, $8.1 million, and $7.7 million, respectively, of franchise fees.
15.    Hotel Management Agreements and Operating and License Agreements
All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate license agreements addressing matters pertaining to operations under the designated brand. Hotels managed or franchised by Marriott and Hyatt represent approximately 60% and 17% of our total revenues, respectively. Under these agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.
The initial term of our agreements generally is 10 to 25 years, with one or more renewal terms at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment. In the case of our hotels operating under the W®, Westin®, Luxury Collection® and St. Regis® brands, the base management fee is 1% of annual gross revenues, but that amount is supplemented by license fees payable to Marriott under a separate license agreement pertaining to the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provision of certain system programs and centralized services. Under the license agreement, Marriott generally receives 5% of gross revenues attributable to room sales and 2% of gross revenues attributable to food and beverage sales in addition to the base management fee.
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
16.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of December 31, 2024. There were no

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2024		2023		2022
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$5,583	$10,852	$5,219	$9,556	$4,836	$9,678
Brazil	26	27	22	35	17	33
Canada	75	27	70	33	54	37
Total	$5,684	$10,906	$5,311	$9,624	$4,907	$9,748
The CODM's primary measure of performance for our reportable segment is Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA"). The CODM uses EBITDA to analyze how profitable a hotel is, including reviewing how each department at the hotel performed, in comparison to budget and in comparison to prior year performance, when making capital allocation decisions. We do not allocate corporate level income and expenses to segments. Our CODM does not use asset book values in assessing performance or allocating resources for our operating segments and therefore this information is not disclosed.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	2024		2023		2022
	Hotel Ownership	Total	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$3,426	$3,426	$3,244	$3,244	$3,014	$3,014
Food and beverage	1,716	1,716	1,582	1,582	1,418	1,418
Other	542	542	485	485	475	475
Total revenues	5,684	5,684	5,311	5,311	4,907	4,907
Expenses
Rooms	849	849	787	787	727	727
Food and beverage	1,137	1,137	1,042	1,042	928	928
Other departmental and support expenses	1,383	1,383	1,280	1,280	1,181	1,181
Management fees	254	254	249	249	217	217
Other property-level expenses	411	411	383	383	325	325
Other segment items (1)	(40)	(40)	(83)	(83)	(11)	(11)
Segment EBITDA	1,690	1,690	1,653	1,653	1,540	1,540
Adjustments and reconciling items:
Depreciation and amortization		(762)		(697)		(664)
Corporate and other expenses		(123)		(132)		(107)
Net gain on property insurance settlements		70		3		6
Interest income		54		75		30
Interest expense		(215)		(191)		(156)
Other gains		—		71		17
Equity in earnings of affiliates		7		6		3
Provision for income taxes		(14)		(36)		(26)
Consolidated Net Income		$707		$752		$643

Capital Expenditures	$548	$548	$646	$646	$504	$504
_____________
(1)Other segment items consist of gain on business interruption proceeds. This amount, combined with net gain on property insurance settlements, make up the amount of net gain on insurance settlements on our consolidated statements of operations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Based on our analysis of legal proceedings with which the Company and our hotel managers are currently involved or of which we are aware and the resolution of similar claims in the past, we have recorded immaterial accruals as of December 31, 2024 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.
Hurricane Loss Contingencies
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
We are still evaluating the complete scope of property damage and business interruption loss at our Florida properties. At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $51 million, for which we have recorded a corresponding insurance receivable of $51 million. We believe our insurance coverage should be sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles; therefore, we have not recorded any loss related to The Don CeSar on the consolidated statements of operations as of December 31, 2024. However, for certain of our other properties, we have recorded a loss of $6 million related to property damage and remediation costs for which we will not be filing an insurance claim. The loss is included in net gain on insurance settlements on our consolidated statements of operations as of December 31, 2024.
In September 2022, the majority of our hotels in Florida were affected by Hurricane Ian. The most significant damage sustained during the storm occurred at The Ritz-Carlton, Naples and Hyatt Regency Coconut Point Resort and Spa. The Hyatt Regency Coconut Point reopened to guests in November 2022, with the final phase of reconstruction, the resort's waterpark, completed in June 2023. On July 6, 2023, The Ritz-Carlton, Naples reopened its guestrooms, suites and amenities, including the new tower expansion and completed the final restoration step of bringing the permanent central energy plant online in April 2024. We have received the final total settlement of $308 million of insurance proceeds related to claims resulting from Hurricane Ian. For the years ended December 31, 2024 and 2023, $19 million and $80 million, respectively, was recognized as a gain on business interruption, and $72 million and $3 million, respectively, was recognized as a gain on property insurance, which are both included in net gain on insurance settlements on our consolidated statements of operations.
Maui Wildfires
We recognized $21 million of business interruption proceeds in 2024 representing the final settlement from claims resulting from the August 2023 wildfires in Maui. This is included in net gain on insurance settlements on our consolidated statements of operations. There was no property damage caused by the event.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B. Other Information
During the three months ended December 31, 2024, no director or officer of Host Inc. adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2025 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I. “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.
The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”
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
We have adopted an Insider Trading Policy Statement that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Policy Statement is filed as Exhibit 19.1 to this report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation" (except for the section within "Executive Officer Compensation" entitled "Pay versus Performance" which shall not be incorporated by reference), and “Director Compensation”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

3.1A
Fourth Amended and Restated Agreement of Limited Partnership of Host Hotels & Resorts, L.P. dated October 31, 2022 (incorporated by reference to Exhibit 3.1A of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, filed on November 4, 2022).

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

4.7
Sixth Supplemental Indenture, dated August 20, 2020, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 21, 2020).

4.8
Seventh Supplemental Indenture, dated November 23, 2021, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on November 23, 2021).

4.9
Eighth Supplemental Indenture, dated May 10, 2024, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on May 10, 2024).

4.10
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

10.14
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for performance objective based vesting awards (incorporated by reference to Exhibit 10.14 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

10.15
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.15 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

10.16
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 28, 2024, by and between Host Hotels & Resorts, L.P. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

19.	Insider Trading Policies and Procedures

19.1*	Host Hotels & Resorts Insider Trading Policy Statement

21.	Subsidiaries

21.1*	List of Subsidiaries of Host Hotels & Resorts, Inc.

21.2*	List of Subsidiaries of Host Hotels & Resorts, L.P.

23.	Consents

23*	Consent of KPMG LLP

31.	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Certification of Chief Executive Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	Certification of Chief Executive Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Section 1350 Certifications

32.1*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, Inc. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2*	Certification of Chief Executive Officer and Chief Financial Officer for Host Hotels & Resorts, L.P. pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.†

97.	Policy Relating to Recovery of Erroneously Awarded Compensation

97.1
Host Hotels & Resorts, Inc. Policy for Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 28, 2024).

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
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive

Income for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2024 and December 31, 2023, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2024, 2023 and 2022, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.
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

HOST HOTELS & RESORTS, INC.

Date: February 26, 2025	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2025
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2025
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 26, 2025
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 26, 2025

Herman E. Bulls
	Director	February 26, 2025
/s/ DIANA M. LAING
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 26, 2025
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 26, 2025
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2025
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 26, 2025
A. William Stein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

Date: February 26, 2025	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 26, 2025
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2025
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2025
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 26, 2025
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 26, 2025
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 26, 2025
Herman E. Bulls

/s/ DIANA M. LAING	Director	February 26, 2025
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 26, 2025
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 26, 2025
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 26, 2025
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 26, 2025
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions)

		Initial Cost				Gross Amount at December 31, 2024
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hotels:
1 Hotel Central Park	$—	$98	$149	$—	$—	$98	$149	$247	$3	—	2024	29
1 Hotel South Beach	—	182	443	23	—	182	466	648	98	—	2019	34
AC Hotel Scottsdale North	—	4	31	—	—	4	31	35	5	2020	—	31
Alila Ventana Big Sur	—	40	104	4	—	40	108	148	13	—	2021	31
Andaz Maui at Wailea Resort	—	151	255	65	—	151	320	471	64	—	2018	38
Axiom Hotel	—	36	38	44	—	36	82	118	33	—	2014	33
Baker's Cay Resort Key Largo, Curio Collection by Hilton	—	80	117	2	—	80	119	199	15	—	2021	33
Boston Marriott Copley Place	—	—	203	106	—	—	309	309	182	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	49	(9)	5	58	63	51	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	62	—	—	115	115	88	—	1997	40
Denver Marriott Tech Center	—	6	26	87	—	6	113	119	94	—	1994	40
Denver Marriott West	—	—	12	19	—	—	31	31	28	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	21	—	—	107	107	63	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	173	—	55	467	522	223	—	2004	40
Four Seasons Resort Orlando at Walt Disney World® Resort	—	91	510	21	—	91	531	622	66	—	2021	37
Four Seasons Resort and Residences Jackson Hole	—	59	245	7	—	59	252	311	20	—	2022	32
Gaithersburg Marriott Washingtonian Center	—	7	22	15	—	7	37	44	31	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	49	—	8	137	145	88	—	1998	40
Grand Hyatt San Francisco	—	52	331	5	—	52	336	388	79	—	2018	34
Grand Hyatt Washington	—	154	247	82	—	154	329	483	152	—	2012	33
Hotel Van Zandt	98	58	179	2	—	58	181	239	18	—	2021	34
Houston Airport Marriott at George Bush Intercontinental	—	—	10	95	—	—	105	105	100	—	1984	40
Houston Marriott Medical Center/Museum District	—	—	19	48	—	—	67	67	58	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	12	—	12	132	144	52	—	2013	34
Hyatt Regency Austin	—	19	139	3	—	19	142	161	19	—	2021	33
Hyatt Regency Coconut Point Resort and Spa	—	33	185	25	—	33	210	243	50	—	2018	36

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2024
(in millions)

		Initial Cost				Gross Amount at December 31, 2024
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hyatt Regency Maui Resort and Spa	—	92	212	163	—	81	386	467	229	—	2003	40
Hyatt Regency Reston	—	11	78	40	—	12	117	129	79	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	113	—	20	228	248	170	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	55	—	40	285	325	157	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	42	—	16	63	79	47	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	5	(33)	3	11	14	5	—	2010	40
JW Marriott Houston by The Galleria	—	4	26	60	—	6	84	90	66	—	1994	40
JW Marriott Washington, DC	—	26	98	73	—	26	171	197	129	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	79	—	—	627	627	325	—	2011	35
Marina del Rey Marriott	—	—	13	48	—	—	61	61	43	—	1995	40
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	39	(8)	—	58	58	46	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	432	—	—	634	634	462	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	99	—	38	126	164	76	—	1998	40
Minneapolis Marriott City Center	—	34	27	51	—	35	77	112	65	—	1995	40
Nashville Hotels	—	60	438	—	—	60	438	498	14	—	2024	24
New Orleans Marriott	—	16	96	165	—	16	261	277	209	—	1996	40
New York Marriott Downtown	—	19	79	56	—	19	135	154	104	—	1997	40
New York Marriott Marquis	—	49	552	169	—	49	721	770	624	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	50	—	—	80	80	72	—	1984	40
Orlando World Center Marriott	—	18	157	517	—	29	663	692	417	—	1997	40
Philadelphia Airport Marriott	—	—	42	26	—	—	68	68	52	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(39)	7	15	22	6	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	122	—	—	208	208	138	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	42	—	6	87	93	71	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	35	—	6	55	61	47	—	1994	40
San Francisco Marriott Marquis	—	—	278	212	—	—	490	490	393	—	1989	40
Santa Clara Marriott	—	—	39	86	—	—	125	125	109	—	1989	40
Sheraton Parsippany Hotel	—	8	30	18	—	8	48	56	36	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2024
(in millions)

		Initial Cost				Gross Amount at December 31, 2024
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Swissôtel Chicago	—	29	132	103	—	30	234	264	149	—	1998	40
Tampa Airport Marriott	—	—	9	30	—	—	39	39	35	—	1971	40
The Alida, Savannah, a Tribute Portfolio Hotel	—	6	96	1	—	6	97	103	9	—	2021	36
The Don CeSar	—	46	158	13	—	46	171	217	64	—	2017	34
The Laura Hotel	—	9	55	2	—	9	57	66	7	—	2021	33
The Logan	—	26	60	76	—	27	135	162	104	—	1998	40
The Phoenician, A Luxury Collection Resort	—	59	307	130	—	58	438	496	190	—	2015	32
The Ritz-Carlton Naples, Tiburón	—	22	10	108	—	22	118	140	72	2002	—	40
The Ritz-Carlton O'ahu, Turtle Bay	—	271	355	1	—	271	356	627	5	—	2024	32
The Ritz-Carlton, Amelia Island	—	25	115	117	—	25	232	257	150	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	43	—	—	95	95	74	—	1997	40
The Ritz-Carlton, Naples	—	19	126	487	—	21	611	632	289	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	53	—	—	142	142	98	—	1998	40
The Singer Oceanfront Resort, Curio Collection by Hilton	—	2	10	47	—	2	57	59	31	—	1994	40
The St. Regis Houston	—	6	33	27	—	6	60	66	36	—	2006	40
The Westin Chicago River North	—	33	116	26	—	33	142	175	62	—	2010	40
The Westin Cincinnati	—	—	54	25	—	—	79	79	45	—	2006	40
The Westin Denver Downtown	—	—	89	56	—	—	145	145	69	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	32	—	16	112	128	58	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	55	—	100	335	435	159	—	2006	40
The Westin Seattle	—	39	175	54	—	39	229	268	125	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	69	—	2006	40
The Westin Waltham Boston	—	9	59	24	—	9	83	92	48	—	2006	40
W Seattle	—	11	125	15	—	11	140	151	71	—	2006	40
Washington Marriott at Metro Center	—	20	24	38	—	20	62	82	36	—	1994	40
Total hotels:	98	2,391	10,167	5,405	(89)	2,378	15,496	17,874	7,939
Other properties, each less than 5% of total	—	79	1	7	—	79	8	87	2	—	Various	40
TOTAL	$98	$2,470	$10,168	$5,412	$(89)	$2,457	$15,504	$17,961	$7,941
___________
(1)Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES
HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2024
(in millions)
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows:

Balance, December 31, 2021	$15,946
Additions:
Acquisitions	303
Capital expenditures and transfers from construction-in-progress	314
Deductions:
Dispositions and other	(694)
Balance, December 31, 2022	15,869
Additions:
Capital expenditures and transfers from construction-in-progress	540
Deductions:
Dispositions and other	(175)
Balance, December 31, 2023	16,234
Additions:
Acquisitions	1,422
Capital expenditures and transfers from construction-in-progress	368
Deductions:
Dispositions and other	(63)
Balance, December 31, 2024	$17,961

SCHEDULE III

(B)The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2024, 2023 and 2022 is as follows:

Balance, December 31, 2021	$6,626
Depreciation and amortization	550
Dispositions and other	(300)
Balance, December 31, 2022	6,876
Depreciation and amortization	573
Dispositions and other	(102)
Balance, December 31, 2023	7,347
Depreciation and amortization	619
Dispositions and other	(25)
Balance, December 31, 2024	$7,941
(C)The aggregate cost of real estate for federal income tax purposes is approximately $11,505 million at December 31, 2024.
(D)The total cost of properties excludes construction-in-progress assets.