Form 10-Q
period 2025-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2025-05-02
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2025
OR
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
As of April 30, 2025, there were 693,714,423 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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
This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Explanatory Note.”
i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2025 and December 31, 2024
(in millions, except share and per share amounts)

	March 31, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,862	$10,906
Right-of-use assets	558	559
Due from managers	116	36
Advances to and investments in affiliates	203	166
Furniture, fixtures and equipment replacement fund	264	242
Notes receivable	—	79
Other	516	506
Cash and cash equivalents	428	554
Total assets	$12,947	$13,048

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,995	$3,993
Credit facility, including the term loans of $998	993	992
Mortgage and other debt	97	98
Total debt	5,085	5,083
Lease liabilities	559	560
Accounts payable and accrued expenses	261	351
Due to managers	34	54
Other	222	223
Total liabilities	6,161	6,271

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	133	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 693.7 million shares and 699.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,390	7,462
Accumulated other comprehensive loss	(79)	(83)
Deficit	(668)	(777)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,650	6,609
Non-redeemable non-controlling interests—other consolidated partnerships	3	3
Total equity	6,653	6,612
Total liabilities, non-controlling interests and equity	$12,947	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2025 and 2024
(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2025	2024
REVENUES
Rooms	$938	$853
Food and beverage	503	473
Other	153	145
Total revenues	1,594	1,471
EXPENSES
Rooms	225	202
Food and beverage	323	295
Other departmental and support expenses	364	334
Management fees	69	69
Other property-level expenses	111	104
Depreciation and amortization	196	180
Corporate and other expenses	31	27
Net gain on insurance settlements	(10)	(31)
Total operating costs and expenses	1,309	1,180
OPERATING PROFIT	285	291
Interest income	8	18
Interest expense	(57)	(47)
Other gains	4	—
Equity in earnings of affiliates	10	8
INCOME BEFORE INCOME TAXES	250	270
Benefit for income taxes	1	2
NET INCOME	251	272
Less: Net income attributable to non-controlling interests	(3)	(4)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$248	$268
Basic earnings per common share	$0.35	$0.38
Diluted earnings per common share	$0.35	$0.38

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter ended March 31, 2025 and 2024
(unaudited, in millions)

	Quarter ended March 31,
	2025	2024
NET INCOME	$251	$272
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	4	(3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4	(3)
COMPREHENSIVE INCOME	255	269
Less: Comprehensive income attributable to non-controlling interests	(3)	(4)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$252	$265

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2025 and 2024
(unaudited, in millions)

	Quarter ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$251	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	180
Amortization of finance costs, discounts and premiums, net	3	2
Non-cash stock-based compensation expense	6	6
Other gains	(4)	—
Gain on property insurance settlement	—	(21)
Equity in earnings of affiliates	(10)	(8)
Change in due from/to managers	(102)	(58)
Distributions from investments in affiliates	3	3
Payments for inventory costs	(19)	(6)
Changes in other assets	16	8
Changes in other liabilities	(35)	(13)
Net cash provided by operating activities	305	365

INVESTING ACTIVITIES
Proceeds from sales of assets, net	5	—
Proceeds from loan receivable	79	—
Advances to and investments in affiliates	(31)	(18)
Capital expenditures:
Renewals and replacements	(100)	(70)
Return on investment	(46)	(33)
Property insurance proceeds	10	21
Net cash used in investing activities	(83)	(100)

FINANCING ACTIVITIES
Draws on credit facility	—	300
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Common stock repurchases	(100)	—
Dividends on common stock	(210)	(316)
Distributions and payments to non-controlling interests	(2)	(5)
Other financing activities	(14)	(23)
Net cash used in financing activities	(327)	(44)
Effects of exchange rate changes on cash held	1	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(104)	219
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$694	$1,582

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$428	$1,349
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	264	231
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$694	$1,582
The following table presents cash paid for the following:

	Quarter ended March 31,
	2025	2024
Total interest paid	$56	$39
Income taxes paid	$2	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2025 and December 31, 2024
(in millions)

	March 31, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,862	$10,906
Right-of-use assets	558	559
Due from managers	116	36
Advances to and investments in affiliates	203	166
Furniture, fixtures and equipment replacement fund	264	242
Notes receivable	—	79
Other	516	506
Cash and cash equivalents	428	554
Total assets	$12,947	$13,048

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,995	$3,993
Credit facility, including the term loans of $998	993	992
Mortgage and other debt	97	98
Total debt	5,085	5,083
Lease liabilities	559	560
Accounts payable and accrued expenses	261	351
Due to managers	34	54
Other	222	223
Total liabilities	6,161	6,271

Limited partnership interests of third parties	133	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,728	6,691
Accumulated other comprehensive loss	(79)	(83)
Total Host Hotels & Resorts, L.P. capital	6,650	6,609
Non-controlling interests—consolidated partnerships	3	3
Total capital	6,653	6,612
Total liabilities, limited partnership interests of third parties and capital	$12,947	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2025 and 2024
(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2025	2024
REVENUES
Rooms	$938	$853
Food and beverage	503	473
Other	153	145
Total revenues	1,594	1,471
EXPENSES
Rooms	225	202
Food and beverage	323	295
Other departmental and support expenses	364	334
Management fees	69	69
Other property-level expenses	111	104
Depreciation and amortization	196	180
Corporate and other expenses	31	27
Net gain on insurance settlements	(10)	(31)
Total operating costs and expenses	1,309	1,180
OPERATING PROFIT	285	291
Interest income	8	18
Interest expense	(57)	(47)
Other gains	4	—
Equity in earnings of affiliates	10	8
INCOME BEFORE INCOME TAXES	250	270
Benefit for income taxes	1	2
NET INCOME	251	272
Less: Net income attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$251	$272
Basic earnings per common unit	$0.36	$0.39
Diluted earnings per common unit	$0.36	$0.39

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter ended March 31, 2025 and 2024
(unaudited, in millions)

	Quarter ended March 31,
	2025	2024
NET INCOME	$251	$272
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	4	(3)
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	4	(3)
COMPREHENSIVE INCOME	255	269
Less: Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$255	$269

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2025 and 2024
(unaudited, in millions)

	Quarter ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$251	$272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196	180
Amortization of finance costs, discounts and premiums, net	3	2
Non-cash stock-based compensation expense	6	6
Other gains	(4)	—
Gain on property insurance settlement	—	(21)
Equity in earnings of affiliates	(10)	(8)
Change in due from/to managers	(102)	(58)
Distributions from investments in affiliates	3	3
Payments for inventory costs	(19)	(6)
Changes in other assets	16	8
Changes in other liabilities	(35)	(13)
Net cash provided by operating activities	305	365

INVESTING ACTIVITIES
Proceeds from sales of assets, net	5	—
Proceeds from loan receivable	79	—
Advances to and investments in affiliates	(31)	(18)
Capital expenditures:
Renewals and replacements	(100)	(70)
Return on investment	(46)	(33)
Property insurance proceeds	10	21
Net cash used in investing activities	(83)	(100)

FINANCING ACTIVITIES
Draws on credit facility	—	300
Mortgage debt and other prepayments and scheduled maturities	(1)	—
Repurchase of common OP units	(100)	—
Distributions on common OP units	(212)	(320)
Distributions and payments to non-controlling interests	—	(1)
Other financing activities	(14)	(23)
Net cash used in financing activities	(327)	(44)
Effects of exchange rate changes on cash held	1	(2)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(104)	219
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$694	$1,582

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$428	$1,349
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	264	231
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$694	$1,582
The following table presents cash paid for the following:

	Quarter ended March 31,
	2025	2024
Total interest paid	$56	$39
Income taxes paid	$2	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2025, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of March 31, 2025, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	76
Brazil	3
Canada	2
Total	81
2.    Summary of Significant Accounting Policies
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2024.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2025, the results of our operations for the quarter ended March 31, 2025 and 2024, respectively, and cash flows for the quarter ended March 31, 2025 and 2024, respectively. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
Five of the partnerships in which we own an interest are considered variable interest entities ("VIEs"), as the general partner of these partnerships maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of the limited partner interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and three unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 30%. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

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

	Quarter ended March 31,
	2025	2024
Net income	$251	$272
Less: Net income attributable to non-controlling interests	(3)	(4)
Net income attributable to Host Inc.	$248	$268

Basic weighted average shares outstanding	697.8	704.0
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	0.5	1.5
Diluted weighted average shares outstanding	698.3	705.5
Basic earnings per common share	$0.35	$0.38
Diluted earnings per common share	$0.35	$0.38
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2025	2024
Net income	$251	$272
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to Host L.P.	$251	$272

Basic weighted average units outstanding	692.3	698.7
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	0.5	1.5
Diluted weighted average units outstanding	692.8	700.2
Basic earnings per common unit	$0.36	$0.39
Diluted earnings per common unit	$0.36	$0.39

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
Disaggregation of Revenues. While we do not consider the following disclosure of hotel revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 8 – Geographic and Business Segment Information.
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2025	2024
Florida Gulf Coast	$154	$168
Orlando	145	142
San Diego	129	136
Phoenix	124	120
Maui	112	106
San Francisco/San Jose	107	106
Washington, D.C. (Central Business District)	94	80
New York	94	72
Miami	89	84
Oahu	50	9
Houston	42	41
Los Angeles/Orange County	35	33
San Antonio	34	35
New Orleans	33	31
Jacksonville	33	31
Boston	30	30
Nashville	29	—
Northern Virginia	24	22
Austin	23	23
Chicago	21	21
Denver	19	19
Philadelphia	19	17
Seattle	19	19
Atlanta	19	17
Other	98	90
Domestic	1,576	1,452
International	18	19
Total	$1,594	$1,471

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2025	December 31, 2024
Land and land improvements	$2,456	$2,457
Buildings and leasehold improvements	15,596	15,504
Furniture and equipment	2,584	2,546
Construction in progress	322	299
	20,958	20,806
Less accumulated depreciation and amortization	(10,096)	(9,900)
	$10,862	$10,906
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	248	—	248	3
Changes in ownership and other	—	32	—	—	—	32	(33)
Other comprehensive income	—	—	4	—	—	4	—
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Dividends declared on common stock	—	—	—	(139)	—	(139)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Repurchase of common stock	—	(100)	—	—	—	(100)	—
Balance, March 31, 2025	$7	$7,390	$(79)	$(668)	$3	$6,653	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	268	—	268	4
Changes in ownership and other	—	(9)	—	—	1	(8)	9
Other comprehensive loss	—	—	(3)	—	—	(3)	—
Issuance of common stock for comprehensive stock plans, net	—	(12)	—	—	—	(12)	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Balance, March 31, 2024	$7	$7,514	$(73)	$(712)	$4	$6,740	$200
Capital of Host L.P.
As of March 31, 2025, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	248	—	—	248	3
Changes in ownership and other	—	32	—	—	32	(33)
Other comprehensive income	—	—	4	—	4	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Distributions declared on common OP units	—	(139)	—	—	(139)	(2)
Repurchase of common OP units	—	(100)	—	—	(100)	—
Balance, March 31, 2025	$1	$6,728	$(79)	$3	$6,653	$133

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	268	—	—	268	4
Changes in ownership and other	—	(9)	—	1	(8)	9
Other comprehensive loss	—	—	(3)	—	(3)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(12)	—	—	(12)	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Balance, March 31, 2024	$1	$6,808	$(73)	$4	$6,740	$200
Share Repurchases
During the first quarter of 2025, we repurchased 6.3 million shares of Host Inc. common stock at an average price of $15.79 per share, exclusive of commissions, through our common share repurchase program for a total of $100 million. As of March 31, 2025, there was $585 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
As of March 31, 2025, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during the first quarter of 2025.
Dividends/Distributions
On February 19, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2025 to stockholders of record as of March 31, 2025. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	March 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$—	$—	$79	$80
Financial liabilities
Senior notes (Level 1)	3,995	3,867	3,993	3,838
Credit facility (Level 2)	993	1,000	992	1,000
Mortgage debt (Level 2)	97	89	98	91
In February 2025, the $79 million loan to the buyer of The Camby, Autograph Collection, was repaid in full.
8.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of March 31, 2025. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31, 2025	December 31, 2024
	2025	2024
United States	$1,576	$1,452	$10,804	$10,852
Brazil	7	6	29	27
Canada	11	13	29	27
Total	$1,594	$1,471	$10,862	$10,906
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	Quarter ended March 31, 2025		Quarter ended March 31, 2024
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$938	$938	$853	$853
Food and beverage	503	503	473	473
Other	153	153	145	145
Total revenues	1,594	1,594	1,471	1,471
Expenses
Rooms	225	225	202	202
Food and beverage	323	323	295	295
Other departmental and support expenses	364	364	334	334
Management fees	69	69	69	69
Other property-level expenses	111	111	104	104
Other segment items (1)	(10)	(10)	(10)	(10)
Segment EBITDA	512	512	477	477
Adjustments and reconciling items:
Depreciation and amortization		(196)		(180)
Corporate and other expenses		(31)		(27)
Net gain on property insurance settlements		—		21
Interest income		8		18
Interest expense		(57)		(47)
Other gains		4		—
Equity in earnings of affiliates		10		8
Benefit for income taxes		1		2
Consolidated Net Income		$251		$272

Capital Expenditures	$146	$146	$103	$103
_____________
(1)Other segment items consist of gain on business interruption proceeds for the first quarters of 2025 and 2024. This amount, combined with net gain on property insurance settlements, make up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	March 31, 2025	December 31, 2024
Common OP units outstanding (millions)	9.2	9.2
Market price per Host Inc. common share	$14.21	$17.52
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$133	$165
Historical cost (millions)	90	90
Book value (millions) ⁽¹⁾	133	165
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the balance sheets consists of the third-party partnership interest of one majority-owned partnership.
10.    Contingencies
While many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively, the most significant damage sustained during the storms occurred at The Don CeSar, which reopened to guests on March 26, 2025, as part of a phased reopening.
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $58 million, for which we have recorded a corresponding insurance receivable of $58 million. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles. As of March 31, 2025, we have received $20 million of insurance proceeds related to these claims, of which $10 million reduced our receivable to $48 million, and $10 million of these proceeds were recognized as a gain on business interruption in the first quarter, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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
Based on our analysis of legal proceedings with which we and our hotels managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2025 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth and the potential for an economic recession in the United States or globally, or as a result of recent economic uncertainty due to trade disputes, tariffs and other protection measures, the recent high level of inflation, elevated interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023 and Southern California wildfires in 2025, adverse weather events, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024, or extreme precipitation, pandemics and other public health crises, such as the COVID-19 pandemic, and the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will suppress international travel to the United States generally or decrease the labor pool, and risks that international U.S. outbound travel may remain elevated relative to historic levels;
•the impact of geopolitical developments outside the U.S., such as large-scale wars or international conflicts, slowing global growth, or trade disputes, tariffs or other trade protection measures between the United States and its trading partners, all of which could cause economic volatility and affect global travel and lodging demand within the United States or result in supply chain disruptions;
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
•operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs, including increased labor costs in the recent inflationary environment, the ability of our managers to adequately staff our hotels as a result of shortages in labor, changes in immigration laws or their enforcement, and severance and furlough payments to hotel employees or changes in workplace rules that affect labor costs;
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
•decreases in the frequency of business travel that may result from hybrid or remote work environments and other changes to business operations, such as alternatives to in-person meetings, including virtual meetings hosted online or over private teleconferencing networks;
•the continued competition from third-party internet travel intermediaries in attracting and retaining customers, which compete with our hotels;
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
•changes in taxes and government regulations that influence or set wages, hotel employee health care costs, prices, interest rates or construction and maintenance procedures and costs;
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 and in other filings with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which reflect our analysis only and speak as of the date of this report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended March 31,
2025	2024	Change
Total revenues	$1,594	$1,471	8.4%
Net income	251	272	(7.7%)
Operating profit	285	291	(2.1%)
Operating profit margin under GAAP	17.9%	19.8%	(190)	bps
EBITDAre⁽¹⁾	$508	$504	0.8%
Adjusted EBITDAre⁽¹⁾	514	489	5.1%
Diluted earnings per common share	0.35	0.38	(7.9%)
NAREIT FFO per diluted share⁽¹⁾	0.63	0.60	5.0%
Adjusted FFO per diluted share⁽¹⁾	0.64	0.61	4.9%

Comparable Hotel Data:
	Quarter ended March 31,
	2025	2024	Change
Comparable hotel revenues⁽¹⁾	$1,583	$1,512	4.7%
Comparable hotel EBITDA⁽¹⁾	504	476	5.8%
Comparable hotel EBITDA margin⁽¹⁾	31.8%	31.5%	30	bps
Comparable hotel Total RevPAR⁽¹⁾	$408.57	$386.06	5.8%
Comparable hotel RevPAR⁽¹⁾	240.18	224.52	7.0%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 79 comparable hotels as of March 31, 2025 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $123 million, or 8.4%, as compared to the first quarter of 2024, driven by a 5.7% increase in room rates at our comparable hotels as well as continued strong group business driving food and beverage revenues. The first quarter also benefited from the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay. However, this was partially offset by the closure of The Don CeSar through March 26, 2025, following the impacts of Hurricanes Helene and Milton in September and October 2024, respectively. Comparable hotel RevPAR increased 7.0% for the quarter, primarily due to the increase in room rates, reflecting continued strong group demand, improving recovery in Maui for the quarter as well as market specific events such as the inauguration in Washington, D.C. and the Super Bowl in New Orleans.
Comparable hotel Total RevPAR increased 5.8% for the first quarter, compared to 2024, primarily due to the rate increases and improvements in food and beverage revenues driven by continued strength in group business. The growth was led by our Washington, D.C., Nashville and New York markets with increases of 19.2%, 16.8% and 14.0%, respectively, in the first quarter, driven by both rate and occupancy growth. The Washington, D.C. market benefited from the Presidential Inauguration, while the increases at our Nashville and New York properties were driven by group business. Our New Orleans market also outperformed with growth of 9.6% due to the Super Bowl. These strong performances were partially offset by comparable hotel Total RevPAR declines in our San Diego and Seattle markets of 4.2% and 1.8%, respectively. In San Diego, there were less citywide events leading to a decline in group demand, while our Seattle properties had less contribution from group business. Comparable hotel Total RevPAR in our Maui market grew 6.8% over the first quarter of 2024, as its recovery from the wildfires continues.
Operating profit
For the first quarter of 2025 operating profit margin (under GAAP) declined 190 basis points to 17.9%, primarily due to a $21 million decrease in insurance gains recognized during the quarter. Our comparable hotel EBITDA margin was 31.8%, an increase of 30 basis points compared to the same period in 2024, as improvements in average rates were able to offset an increase in wages expense.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income decreased $21 million, or 7.7%, for the quarter, primarily due to a decline in gains on insurance settlements and an increase in interest expense, partially offset by the improvements in operations. These changes led to a decrease in diluted earnings per share of $0.03, or 7.9%, for the quarter. Adjusted EBITDAre, which excludes property insurance gains and interest expense, among other items, increased $25 million to $514 million. Adjusted FFO per diluted share increased $0.03 to $0.64 for the first quarter, reflecting the improvement in Adjusted EBITDAre, partially offset by an increase in interest expense which is included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
During the first quarter of 2025, group business at our properties remained strong, driven by higher average rates as well as occupancy improvements at our resorts. In addition, first quarter results reflect the improving leisure demand on Maui and a continued recovery in business transient. The first quarter of 2025 also benefited from special events, including the Presidential Inauguration in Washington, D.C. and the Super Bowl in New Orleans. Overall, the first quarter results have not reflected material impacts from recent economic policy changes.
However, on the macroeconomic front, recent heightened uncertainty surrounding trade policy and government spending are expected to weigh on growth through the remainder of 2025. Historically, economic uncertainty has hindered business investment, which is strongly correlated to business transient and group demand. Additionally, international inbound faces headwinds from U.S. trade and other policies, while the full economic impact of heightened tariffs and financial market volatility remains fluid. Other risks to economic growth remain, including high interest rates and geopolitical instability. As a result, leading indicators point toward slower economic growth for the remainder of 2025. The April 2025 Blue Chip Economic Indicators survey shows a sharp downward revision to consensus expectations for U.S. GDP growth in 2025, from 2.0% down to 1.4%, reflecting an immediate reaction to the initial tariff announcements. Business investment growth is also anticipated to slow over the coming year due to the heightened uncertainty and anticipated margin pressures, with only 1.2% growth, down from a 2.3% growth forecast in February.
Hotel supply growth expectations remain below the historical average, although we expect to see above-average growth in a few markets where our hotels are located. Supply chain challenges, which may be exacerbated by current tariffs and trade policies, have resulted in project delays across the U.S., and a prolonged tight lending environment has created construction financing challenges for future projects. We anticipate that the construction pipeline will remain modest until macroeconomic uncertainty moderates and interest rates decline further.
Despite the macroeconomic uncertainty, we are maintaining our prior 2025 comparable hotel RevPAR growth guidance range, as there have not been any material declines in demand trends, though we are beginning to see moderating trends in group lead volume. Our forecast assumes comparable hotel RevPAR growth will be between 0.5% and 2.5% for the full year 2025. The forecast assumes a moderate recovery at our Maui properties; however, the timing of Maui's full recovery remains uncertain. In addition, we continue to expect margins to decline in comparison to 2024, driven by higher wages and benefits, including increases driven by new union contracts in certain cities, as well as growth in insurance and real estate taxes.

As discussed above, the current outlook for the lodging industry remains uncertain, reflecting varying analyst assumptions surrounding the impact of trade policy, financial market volatility, reductions in government employment and escalating geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, deteriorating macroeconomic conditions.
Strategic Initiatives
Capital Projects. During the first quarter of 2025, we spent approximately $46 million on return on investment ("ROI") capital projects, $61 million on renewal and replacement projects, and $39 million on hurricane and other restoration work. This included our continuing restoration efforts at The Don CeSar following Hurricanes Helene and Milton, for which we estimate the total property reconstruction and remediation costs, including resiliency enhancements, to be approximately $100 million to $110 million of which approximately 25-30% relates to remediation costs. The Don CeSar reopened to guests on March 26, 2025, as part of a phased reopening, with amenities such as the retail space, restaurant and second pool expected to re-open in the summer of 2025. As of April 30, 2025, we have received total insurance proceeds of $20 million related to our claims, of which $10 million has been recognized as business interruption proceeds in the first quarter of 2025.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions.
Approximately 45% of the total estimated costs of the program have been spent as of March 31, 2025, and we spent approximately $19 million during the first quarter of 2025, which is included in ROI capital projects. During the first quarter of 2025, we completed the project at Grand Hyatt Atlanta in Buckhead and expect to complete projects at the Hyatt Regency Austin and Hyatt Regency Washington on Capitol Hill later this year.
For full year 2025, we expect total capital expenditures of $580 million to $670 million, consisting of ROI projects of approximately $270 million to $315 million, renewal and replacement expenditures of $240 million to $275 million, and $70 million to $80 million for the restoration work from the damage caused by Hurricanes Helene and Milton. The full year ROI project spend includes approximately $170 million to $180 million for the Hyatt transformational capital program discussed above.
Construction continued on the development of 40 condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. The mid-rise building is expected to be completed in the fourth quarter of 2025, and the villas are expected to be completed in the first half of 2026. During the first quarter of 2025, we spent $19 million in development costs for this project and expect full year 2025 development costs for this project to be $75 million to $85 million.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2025	2024	Change
Total revenues	$1,594	$1,471	8.4%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,288	1,184	8.8%
Corporate and other expenses	31	27	14.8%
Net gain on insurance settlements	10	31	(67.7)%
Operating profit	285	291	(2.1)%
Interest expense	57	47	21.3%
Other gains	4	—	N/M
Benefit for income taxes	1	2	(50.0)%

Host Inc.:
Net income attributable to non-controlling interests	3	4	(25.0)%
Net income attributable to Host Inc.	248	268	(7.5)%

Host L.P.:
Net income attributable to non-controlling interests	—	—	—%
Net income attributable to Host L.P.	251	272	(7.7)%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and net gain on insurance settlements.
N/M = Not meaningful.
Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2025	2024	Change
Revenues:
Rooms	$938	$853	10.0%
Food and beverage	503	473	6.3%
Other	153	145	5.5%
Total revenues	$1,594	$1,471	8.4%

Total revenues for the first quarter increased 8.4% compared to the first quarter of 2024, due to an increase in room rates, improvements in food and beverage revenues driven by continued strong group business, improving leisure demand on Maui, and other market-specific events. Our 2025 revenues also benefited from the operations of our 2024 acquisitions, including 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024, 1 Hotel Central Park acquired in July 2024, and The Ritz-Carlton O'ahu, Turtle Bay acquired in July 2024 (collectively, the "2024 Acquisitions"). The improvements were partially offset by the closure of The Don CeSar, which closed in September 2024 due to Hurricanes Helene and Milton, and reopened on March 26, 2025.
Rooms. Total rooms revenues increased $85 million, or 10.0%, for the first quarter compared to 2024, reflecting the operations of the 2024 Acquisitions and an increase at our comparable hotels of $51 million, or 5.8%, for the quarter driven by a 5.7% increase in average room rate coupled with an 80 basis point improvement in occupancy.
Food and beverage. Total food and beverage ("F&B") revenues increased $30 million, or 6.3%, for the first quarter compared to 2024 due to the 2024 Acquisitions and an increase in comparable F&B revenues of $18 million, or 3.7%, which was driven by contribution growth in banquet and audio-visual revenues, as well as an increase in outlet revenues from the improving recovery on Maui.
Other revenues. Total other revenues increased $8 million, or 5.5%, for the first quarter compared to 2024 driven by results from the 2024 Acquisitions. Other revenues at our comparable hotels increased $2 million, or 1.3%, primarily due to an increase in spa, golf and other ancillary revenues as the recovery continues on Maui, though these increases were partially offset by a decrease in attrition and cancelation fees from record levels recorded in the first quarter of 2024 related to Maui.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2025	2024	Change
Expenses:
Rooms	$225	$202	11.4%
Food and beverage	323	295	9.5%
Other departmental and support expenses	364	334	9.0%
Management fees	69	69	—%
Other property-level expenses	111	104	6.7%
Depreciation and amortization	196	180	8.9%
Total property-level operating expenses	$1,288	$1,184	8.8%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 57% of these expenses. For the first quarter of 2025, these expenses increased approximately 6% on a per available room basis compared to 2024, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 6% in 2025.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the first quarter of 2025 compared to 2024 for rooms, food and beverage, and other departmental and support was generally due to the corresponding increases in revenues due to the 2024 Acquisitions, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as described below:
Rooms. Rooms expenses increased $23 million, or 11.4%, for the quarter. Our comparable hotels rooms expenses increased $13 million, or 6.2%, for the quarter driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $28 million, or 9.5%, for the quarter. For our comparable hotels, F&B expenses increased $16 million, or 5.3%, for the quarter. Overall, F&B costs as a percentage of revenues increased slightly year over year as a result of increased wages and benefits.
Other departmental and support expenses. Other departmental and support expenses increased $30 million, or 9.0%, for the quarter. On a comparable hotel basis, other departmental and support expenses increased $11 million, or 3.3%, for the quarter. These increases were primarily due to higher wage expense.
Management fees. Total management fees were flat for the quarter. Base management fees, which generally are calculated as a percentage of total revenues, increased $3 million, or 7.3%, for the quarter. At our comparable hotels, base management fees increased $2 million, or 4.3%. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $3 million, or 10.7%, for the quarter, while incentive management fees were flat at our comparable hotels.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $7 million, or 6.7%, for the quarter, due to the 2024 Acquisitions. Other property-level expenses at our comparable hotels increased $2 million, or 2.0%, for the quarter. Other property-level expenses were partially offset by the receipt of operating profit guarantees under the transformational capital programs in both 2025 and 2024.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarters (in millions):

	Quarter ended March 31,
	2025	2024
General and administrative costs	$25	$21
Non-cash stock-based compensation expense	6	6
Total	$31	$27
Net gain on insurance settlements. The following table details our gain on insurance settlements for property damage and business interruption, net of property damage and remediation losses, related to Hurricanes Ian, Helene and Milton for the quarters (in millions):

	Quarter ended March 31,
	2025	2024
Property damage
Hurricane Ian	$—	$21
Business interruption
Hurricanes Helene/Milton	10	—
Hurricane Ian	—	10
Net gain on insurance settlements	$10	$31
Interest expense. Interest expense increased for the quarter due primarily to higher outstanding debt balances during the first quarter of 2025 compared to 2024, as we refinanced $400 million of senior notes in 2024 through the issuances of $1.3 billion of senior notes at higher interest rates, and also used the proceeds to partially fund the 2024 Acquisitions. The following table details our interest expense for the quarters (in millions):

	Quarter ended March 31,
	2025	2024
Cash interest expense ⁽¹⁾	$54	$45
Non-cash interest expense	3	2
Total interest expense	$57	$47
_________
(1)Including the change in accrued interest, total cash interest paid was $56 million and $39 million for the quarters ended March 31, 2025 and 2024, respectively.
Benefit for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the first quarter of 2025, we recorded a net income tax benefit of $1 million, primarily due to a loss recorded by the TRS.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarters ended March 31, 2025 and 2024, respectively, on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of March 31, 2025		Quarter ended March 31, 2025				Quarter ended March 31, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$652.77	84.1%	$548.88	$921.13	$635.30	82.0%	$520.71	$867.57	5.4%	6.2%
Florida Gulf Coast	4	1,529	637.22	81.6%	519.77	1,103.93	626.36	81.6%	511.02	1,034.79	1.7%	6.7%
Maui	3	1,580	683.78	75.0%	513.04	788.61	672.67	65.8%	442.71	738.07	15.9%	6.8%
Phoenix	3	1,545	500.68	81.3%	407.28	890.19	490.11	81.3%	398.36	854.54	2.2%	4.2%
Oahu (1)	2	876	483.66	83.8%	405.20	625.53	436.64	82.0%	358.07	571.45	13.2%	9.5%
Jacksonville	1	446	524.64	68.0%	356.95	828.70	528.66	64.6%	341.31	774.19	4.6%	7.0%
Orlando	2	2,448	435.81	73.3%	319.65	660.15	407.08	74.2%	302.14	637.59	5.8%	3.5%
Nashville	2	721	324.92	80.4%	261.13	451.22	310.63	73.8%	229.37	386.44	13.9%	16.8%
New York	3	2,720	327.97	79.0%	258.99	382.34	307.03	74.1%	227.59	335.44	13.8%	14.0%
Los Angeles/Orange County	3	1,067	311.12	79.2%	246.38	368.36	299.02	74.8%	223.80	334.70	10.1%	10.1%
Washington, D.C. (CBD)	5	3,245	328.11	68.0%	223.24	322.78	275.83	66.9%	184.43	270.75	21.0%	19.2%
San Diego	3	3,294	301.96	72.7%	219.60	433.52	294.27	77.4%	227.67	452.71	(3.5%)	(4.2%)
San Francisco/San Jose	6	4,162	300.24	63.6%	191.05	285.73	290.06	64.0%	185.67	280.40	2.9%	1.9%
New Orleans	1	1,333	256.20	71.4%	182.91	278.00	211.33	74.6%	157.65	253.56	16.0%	9.6%
Austin	2	767	267.21	67.4%	180.05	324.90	276.13	64.7%	178.72	323.83	0.7%	0.3%
Northern Virginia	2	916	271.39	65.4%	177.61	289.32	244.11	67.8%	165.55	265.89	7.3%	8.8%
Philadelphia	2	810	217.69	76.8%	167.08	260.44	202.76	72.8%	147.59	228.90	13.2%	13.8%
Houston	5	1,942	232.08	71.7%	166.43	238.70	223.14	74.6%	166.45	231.31	—%	3.2%
Boston	2	1,496	235.02	64.9%	152.52	223.00	224.11	67.9%	152.09	221.78	0.3%	0.6%
San Antonio	2	1,512	229.79	66.3%	152.40	252.38	229.52	66.1%	151.75	252.73	0.4%	(0.1%)
Atlanta	2	810	222.74	67.3%	149.83	256.93	213.56	61.6%	131.66	227.78	13.8%	12.8%
Seattle	2	1,315	212.06	54.7%	116.05	159.55	210.91	52.7%	111.05	162.48	4.5%	(1.8%)
Denver	3	1,342	183.68	55.6%	102.11	159.71	177.37	55.3%	98.05	159.53	4.1%	0.1%
Chicago	3	1,562	186.39	53.0%	98.78	147.67	179.25	55.7%	99.76	145.54	(1.0%)	1.5%
Other	9	3,007	346.28	60.5%	209.34	325.66	326.67	58.0%	189.42	295.98	10.5%	10.0%
Domestic	74	41,483	351.34	69.7%	245.06	418.32	331.61	69.1%	229.10	394.91	7.0%	5.9%

International	5	1,499	172.01	61.0%	104.88	136.91	173.64	56.1%	97.47	139.44	7.6%	(1.8%)
All Locations	79	42,982	$345.86	69.4%	$240.18	$408.57	$327.11	68.6%	$224.52	$386.06	7.0%	5.8%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of March 31,
	2025	2024	Quarter ended March 31, 2025				Quarter ended March 31, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$652.77	84.1%	$548.88	$921.13	$635.30	82.0%	$520.71	$867.57	5.4%	6.2%
Florida Gulf Coast	5	5	626.09	69.5%	434.83	913.78	604.37	80.9%	488.72	983.10	(11.0%)	(7.1%)
Maui	3	3	683.78	75.0%	513.04	788.61	672.67	65.8%	442.71	738.07	15.9%	6.8%
Phoenix	3	3	500.68	81.3%	407.28	890.19	490.11	81.3%	398.36	854.54	2.2%	4.2%
Oahu	2	1	483.66	83.8%	405.20	625.53	208.11	97.6%	203.11	236.24	99.5%	164.8%
Jacksonville	1	1	524.64	68.0%	356.95	828.70	528.66	64.6%	341.31	774.19	4.6%	7.0%
Orlando	2	2	435.81	73.3%	319.65	660.15	407.08	74.2%	302.14	637.59	5.8%	3.5%
Nashville	2	—	324.92	80.4%	261.13	451.22	—	—%	—	—	—%	—%
New York	3	2	327.97	79.0%	258.99	382.34	289.59	74.0%	214.29	317.47	20.9%	20.4%
Los Angeles/Orange County	3	3	311.12	79.2%	246.38	368.36	299.02	74.8%	223.80	334.70	10.1%	10.1%
Washington, D.C. (CBD)	5	5	328.11	68.0%	223.24	322.78	275.83	66.9%	184.43	270.75	21.0%	19.2%
San Diego	3	3	301.96	72.7%	219.60	433.52	294.27	77.4%	227.67	452.71	(3.5%)	(4.2%)
San Francisco/San Jose	6	6	300.24	63.6%	191.05	285.73	290.06	64.0%	185.67	280.40	2.9%	1.9%
New Orleans	1	1	256.20	71.4%	182.91	278.00	211.33	74.6%	157.65	253.56	16.0%	9.6%
Austin	2	2	267.21	67.4%	180.05	324.90	276.13	64.7%	178.72	323.83	0.7%	0.3%
Northern Virginia	2	2	271.39	65.4%	177.61	289.32	244.11	67.8%	165.55	265.89	7.3%	8.8%
Philadelphia	2	2	217.69	76.8%	167.08	260.44	202.76	72.8%	147.59	228.90	13.2%	13.8%
Houston	5	5	232.08	71.7%	166.43	238.70	223.14	74.6%	166.45	231.31	—%	3.2%
Boston	2	2	235.02	64.9%	152.52	223.00	224.11	67.9%	152.09	221.78	0.3%	0.6%
San Antonio	2	2	229.79	66.3%	152.40	252.38	229.52	66.1%	151.75	252.73	0.4%	(0.1%)
Atlanta	2	2	222.74	67.3%	149.83	256.93	213.56	61.6%	131.66	227.78	13.8%	12.8%
Seattle	2	2	212.06	54.7%	116.05	159.55	210.91	52.7%	111.05	162.48	4.5%	(1.8%)
Denver	3	3	183.68	55.6%	102.11	159.71	177.37	55.3%	98.05	159.53	4.1%	0.1%
Chicago	3	3	186.39	53.0%	98.78	147.67	179.25	55.7%	99.76	145.54	(1.0%)	1.5%
Other	10	10	371.12	60.7%	225.44	350.98	351.34	58.4%	205.11	320.77	9.9%	9.4%
Domestic	76	72	352.99	69.3%	244.68	417.24	329.69	69.1%	227.73	393.64	7.4%	6.0%

International	5	5	172.01	61.0%	104.88	136.91	173.64	56.1%	97.47	139.44	7.6%	(1.8%)
All Locations	81	77	$347.48	69.0%	$239.86	$407.62	$325.14	68.6%	$223.09	$384.62	7.5%	6.0%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 60%, 36%, and 4%, respectively, of our full year 2024 room sales. The information below is derived from business mix results from the 79 comparable hotels owned as of March 31, 2025. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the first quarter, group revenue increased by 5.9% compared to 2024, driven by a 6.5% increase in average rates in part due to special events, including the inauguration in Washington, D.C. and the Super Bowl in New Orleans. In addition, transient revenue increased by 4.7% for the first quarter, reflecting the improving leisure demand on Maui and an increase in transient demand at our other resorts. Results reflect lower group room nights in the first quarter of 2025 as compared to 2024 as our properties in Maui benefited from recovery and relief group business in the first quarter of 2024, which was more than offset by the increase in group room rates.
The following are the results of our transient, group and contract business:

	Quarter ended March 31, 2025
	Transient business	Group business	Contract business
Room nights (in thousands)	1,362	1,136	193
Percent change in room nights vs. same period in 2024	(0.8%)	(0.6%)	11.4%
Rooms revenues (in millions)	$523	$365	$43
Percent change in revenues vs. same period in 2024	4.7%	5.9%	20.5%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Our next significant debt maturity is $500 million of senior notes due in June 2025. We believe we have sufficient liquidity to repay the senior notes at maturity.
Capital Resources. As of March 31, 2025, we had $428 million of cash and cash equivalents, $264 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange

Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the first quarter of 2025, we repurchased 6.3 million shares of Host Inc. common stock at an average price of $15.79 per share, exclusive of commissions, through our common share repurchase program for a total of $100 million. At March 31, 2025, we had $585 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the first quarter of 2025. As of March 31, 2025, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. In the first quarter of 2025, net cash provided by operating activities was $305 million compared to $365 million for first quarter of 2024, a decrease due to payments for condominium construction costs and increased interest payments.
Cash Used in Investing Activities. Net cash used in investing activities was $83 million for the first quarter of 2025 compared to $100 million for the first quarter of 2024. Cash used in investing activities for the first quarter of 2025 and 2024 primarily related to $146 million and $103 million of capital expenditures, respectively, as well as investments in our joint ventures. Cash provided by investing activities in 2025 included $79 million of proceeds from the repayment of a note receivable.
Cash Used in Financing Activities. In the first quarter of 2025, net cash used in financing activities was $327 million compared to $44 million for first quarter of 2024. Cash used in financing activities in both 2025 and 2024 primarily related to the payment of common stock dividends, while 2025 also included common stock repurchases. Cash provided by financing activities in first quarter of 2024 included a draw on the credit facility.
The following table summarizes significant equity transactions that have been completed through April 30, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - April	2025	Dividend payment⁽¹⁾⁽²⁾	$(349)
January - March	2025	Repurchase of 6.3 million shares of Host Inc. common stock	(100)
		Cash payments on equity transactions	$(449)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $354 million to its common OP unit holders.
(2)Includes the fourth quarter 2024 dividend that was paid in January 2025.
Debt
As of March 31, 2025, our total debt was $5.1 billion, with a weighted average interest rate of 4.7% and a weighted average maturity of 5.0 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
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
At March 31, 2025, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.8x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.5x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.1x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2025:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	439%	Minimum ratio of 150%
Total indebtedness to total assets	23%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.0x	Minimum ratio of 1.5x

For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2024.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2025, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On February 19, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on April 15, 2025 to stockholders of record on March 31, 2025. All future dividends are subject to Board approval.
Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
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

Similarly, hotels are excluded from our comparable hotel set from the date that they sustain substantial property damage or business interruption if it requires the property to be closed to hotel guests for one month or longer. In each case, these hotels are returned to the comparable hotel set when the operations of the hotel have been included in our consolidated results for one full calendar year after the hotel has reopened. Often, related to events that cause property damage and the closure of a hotel, we will collect business interruption insurance proceeds for the near-term loss of business. These proceeds are included in net gain on insurance settlements on our condensed consolidated statements of operations. Business interruption insurance gains covering lost revenues while the property was considered non-comparable also will be excluded from the comparable hotel results.
Of the 81 hotels that we owned as of March 31, 2025, 79 have been classified as comparable hotels. The operating results of the following properties that we owned as of March 31, 2025 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024, reopened in March 2025);
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
Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2024 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.

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
•Effective January 1, 2025, we exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted EBITDAre for the majority of other lodging REIT filers.

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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended March 31,
	2025	2024
Net income⁽¹⁾	$251	$272
Interest expense	57	47
Depreciation and amortization	196	180
Income taxes	(1)	(2)
EBITDA⁽¹⁾	503	497
Equity investment adjustments:
Equity in earnings of affiliates	(10)	(8)
Pro rata EBITDAre of equity investments⁽²⁾	15	15
EBITDAre⁽¹⁾	508	504
Adjustments to EBITDAre:
Net gain on property insurance settlements	—	(21)
Non-cash stock-based compensation expense⁽³⁾	6	6
Adjusted EBITDAre⁽¹⁾	$514	$489
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the quarter ended March 31, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.
(3)Effective January 1, 2025, we exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios. Prior year results have been updated to conform with the current year presentation.
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
•Effective January 1, 2025, we exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted FFO per diluted share for the majority of other lodging REIT filers.
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
(in millions, except per share amount)

	Quarter ended March 31,
	2025	2024
Net income⁽¹⁾	$251	$272
Less: Net income attributable to non-controlling interests	(3)	(4)
Net income attributable to Host Inc.	248	268
Adjustments:
Net gain on property insurance settlements	—	(21)
Depreciation and amortization	195	180
Equity investment adjustments:
Equity in earnings of affiliates	(10)	(8)
Pro rata FFO of equity investments⁽²⁾	10	9
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(3)	(2)
NAREIT FFO⁽¹⁾	440	426
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense⁽³⁾	6	6
Adjusted FFO⁽¹⁾	$446	$432

For calculation on a per share basis:⁽⁴⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	698.3	705.5
Diluted earnings per common share	$0.35	$0.38
NAREIT FFO per diluted share	$0.63	$0.60
Adjusted FFO per diluted share	$0.64	$0.61
___________
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended March 31,
	2025	2024
Number of hotels	79	79
Number of rooms	42,982	42,982
Change in comparable hotel Total RevPAR	5.8%	—
Change in comparable hotel RevPAR	7.0%	—
Operating profit margin⁽¹⁾	17.9%	19.8%
Comparable hotel EBITDA margin⁽¹⁾	31.8%	31.5%
Food and beverage profit margin⁽¹⁾	35.8%	37.6%
Comparable hotel food and beverage profit margin⁽¹⁾	36.1%	36.9%

Net income	$251	$272
Depreciation and amortization	196	180
Interest expense	57	47
Benefit for income taxes	(1)	(2)
Gain on sale of property and corporate level income/expense	9	(20)
Property transaction adjustments⁽²⁾	—	19
Non-comparable hotel results, net⁽³⁾	(8)	(20)
Comparable hotel EBITDA	$504	$476
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended March 31, 2025				Quarter ended March 31, 2024
		Adjustments				Adjustments
	GAAP Results	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$938	$(7)	$—	$931	$853	$44	$(17)	$—	$880
Food and beverage	503	(3)	—	500	473	20	(11)	—	482
Other	153	(1)	—	152	145	9	(4)	—	150
Total revenues	1,594	(11)	—	1,583	1,471	73	(32)	—	1,512
Expenses
Room	225	(2)	—	223	202	11	(3)	—	210
Food and beverage	323	(3)	—	320	295	16	(7)	—	304
Other	544	(8)	—	536	507	27	(12)	—	522
Depreciation and amortization	196	—	(196)	—	180	—	—	(180)	—
Corporate and other expenses	31	—	(31)	—	27	—	—	(27)	—
Gain on insurance settlements	(10)	10	—	—	(31)	—	10	21	—
Total expenses	1,309	(3)	(227)	1,079	1,180	54	(12)	(186)	1,036
Operating Profit - Comparable hotel EBITDA	$285	$(8)	$227	$504	$291	$19	$(20)	$186	$476
(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of March 31, 2025, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2025.

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
Interest Rate Sensitivity
As of March 31, 2025 and December 31, 2024, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of March 31, 2025, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first quarter of 2025. We currently have two foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2025. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	—	$—	—	$685
February 1, 2025 - February 28, 2025	1,306,838	16.14	1,306,838	664
March 1, 2025 - March 31, 2025	5,025,325	15.70	5,025,325	585
Total	6,332,163	$15.79	6,332,163	$585
___________
*Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2025 - January 31, 2025	7,039	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
February 1, 2025 - February 28, 2025	1,286,169	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2025 - March 31, 2025	4,941,612	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	6,234,820			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.
**    Reflects (i) 1,279,339 common OP units repurchased to fund the repurchase by Host Inc. of 1,306,838 shares of common stock as part of its publicly announced share repurchase program, and (ii) 6,830 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
***    Reflects (i) 4,919,583 common OP units repurchased to fund the repurchase by Host Inc. of 5,025,325 shares of common stock as part of its publicly announced share repurchase program, and (ii) 22,029 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

May 2, 2025	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

May 2, 2025	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.