Form 10-Q
period 2025-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2025-08-01
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2025
OR
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
As of July 30, 2025, there were 687,542,878 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2025 and December 31, 2024
(in millions, except share and per share amounts)

	June 30, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,795	$10,906
Right-of-use assets	563	559
Due from managers	83	36
Advances to and investments in affiliates	223	166
Furniture, fixtures and equipment replacement fund	279	242
Notes receivable	—	79
Other	527	506
Cash and cash equivalents	490	554
Total assets	$12,960	$13,048

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,987	$3,993
Credit facility, including the term loans of $998	994	992
Mortgage and other debt	96	98
Total debt	5,077	5,083
Lease liabilities	566	560
Accounts payable and accrued expenses	261	351
Due to managers	44	54
Other	235	223
Total liabilities	6,183	6,271

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	136	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 687.5 million shares and 699.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,290	7,462
Accumulated other comprehensive loss	(74)	(83)
Deficit	(585)	(777)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,638	6,609
Non-redeemable non-controlling interests—other consolidated partnerships	3	3
Total equity	6,641	6,612
Total liabilities, non-controlling interests and equity	$12,960	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
REVENUES
Rooms	$949	$885	$1,887	$1,738
Food and beverage	478	447	981	920
Other	159	134	312	279
Total revenues	1,586	1,466	3,180	2,937
EXPENSES
Rooms	233	214	458	416
Food and beverage	313	286	636	581
Other departmental and support expenses	375	343	739	677
Management fees	70	69	139	138
Other property-level expenses	107	101	218	205
Depreciation and amortization	195	188	391	368
Corporate and other expenses	25	29	56	56
Net gain on insurance settlements	(9)	(56)	(19)	(87)
Total operating costs and expenses	1,309	1,174	2,618	2,354
OPERATING PROFIT	277	292	562	583
Interest income	7	14	15	32
Interest expense	(58)	(50)	(115)	(97)
Other gains	22	—	26	—
Equity in earnings of affiliates	4	2	14	10
INCOME BEFORE INCOME TAXES	252	258	502	528
Provision for income taxes	(27)	(16)	(26)	(14)
NET INCOME	225	242	476	514
Less: Net income attributable to non-controlling interests	(4)	(3)	(7)	(7)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$221	$239	$469	$507
Basic earnings per common share	$0.32	$0.34	$0.68	$0.72
Diluted earnings per common share	$0.32	$0.34	$0.67	$0.72

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
NET INCOME	$225	$242	$476	$514
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	5	(6)	9	(9)
Change in fair value of derivative instruments	—	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5	(5)	9	(8)
COMPREHENSIVE INCOME	230	237	485	506
Less: Comprehensive income attributable to non-controlling interests	(4)	(3)	(7)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$226	$234	$478	$499

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions)

	Year-to-date ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$476	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	368
Amortization of finance costs, discounts and premiums, net	6	5
Non-cash stock-based compensation expense	11	11
Other gains	(26)	—
Net gain on property insurance settlements	—	(47)
Equity in earnings of affiliates	(14)	(10)
Change in due from/to managers	(58)	(40)
Distributions from investments in affiliates	9	10
Payments for inventory costs	(43)	(19)
Changes in other assets	31	38
Changes in other liabilities	(34)	(12)
Net cash provided by operating activities	749	818

INVESTING ACTIVITIES
Proceeds from sales of assets, net	63	—
Proceeds from loan receivable	79	—
Return of investments in affiliates	3	—
Advances to and investments in affiliates	(55)	(32)
Acquisitions	—	(566)
Capital expenditures:
Renewals and replacements	(189)	(147)
Return on investment	(109)	(77)
Property insurance proceeds	10	47
Net cash used in investing activities	(198)	(775)

FINANCING ACTIVITIES
Financing costs	(4)	(6)
Issuances of debt	494	590
Draws on credit facility	—	365
Repayment of credit facility	—	(365)
Repurchase/redemption of senior notes	(500)	(400)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Common stock repurchases	(205)	(50)
Dividends on common stock	(348)	(457)
Distributions and payments to non-controlling interests	(5)	(7)
Other financing activities	(14)	(22)
Net cash used in financing activities	(583)	(353)
Effects of exchange rate changes on cash held	5	(4)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27)	(314)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$771	$1,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$490	$805
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	279	242
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$771	$1,049
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2025	2024
Total interest paid	$119	$91
Income taxes paid	$7	$5

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2025 and December 31, 2024
(in millions)

	June 30, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,795	$10,906
Right-of-use assets	563	559
Due from managers	83	36
Advances to and investments in affiliates	223	166
Furniture, fixtures and equipment replacement fund	279	242
Notes receivable	—	79
Other	527	506
Cash and cash equivalents	490	554
Total assets	$12,960	$13,048

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,987	$3,993
Credit facility, including the term loans of $998	994	992
Mortgage and other debt	96	98
Total debt	5,077	5,083
Lease liabilities	566	560
Accounts payable and accrued expenses	261	351
Due to managers	44	54
Other	235	223
Total liabilities	6,183	6,271

Limited partnership interests of third parties	136	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,711	6,691
Accumulated other comprehensive loss	(74)	(83)
Total Host Hotels & Resorts, L.P. capital	6,638	6,609
Non-controlling interests—consolidated partnerships	3	3
Total capital	6,641	6,612
Total liabilities, limited partnership interests of third parties and capital	$12,960	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
REVENUES
Rooms	$949	$885	$1,887	$1,738
Food and beverage	478	447	981	920
Other	159	134	312	279
Total revenues	1,586	1,466	3,180	2,937
EXPENSES
Rooms	233	214	458	416
Food and beverage	313	286	636	581
Other departmental and support expenses	375	343	739	677
Management fees	70	69	139	138
Other property-level expenses	107	101	218	205
Depreciation and amortization	195	188	391	368
Corporate and other expenses	25	29	56	56
Net gain on insurance settlements	(9)	(56)	(19)	(87)
Total operating costs and expenses	1,309	1,174	2,618	2,354
OPERATING PROFIT	277	292	562	583
Interest income	7	14	15	32
Interest expense	(58)	(50)	(115)	(97)
Other gains	22	—	26	—
Equity in earnings of affiliates	4	2	14	10
INCOME BEFORE INCOME TAXES	252	258	502	528
Provision for income taxes	(27)	(16)	(26)	(14)
NET INCOME	225	242	476	514
Less: Net income attributable to non-controlling interests	—	—	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$225	$242	$476	$514
Basic earnings per common unit	$0.33	$0.35	$0.69	$0.73
Diluted earnings per common unit	$0.33	$0.35	$0.69	$0.73

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
NET INCOME	$225	$242	$476	$514
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	5	(6)	9	(9)
Change in fair value of derivative instruments	—	1	—	1
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	5	(5)	9	(8)
COMPREHENSIVE INCOME	230	237	485	506
Less: Comprehensive income attributable to non-controlling interests	—	—	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$230	$237	$485	$506

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2025 and 2024
(unaudited, in millions)

	Year-to-date ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$476	$514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	368
Amortization of finance costs, discounts and premiums, net	6	5
Non-cash stock-based compensation expense	11	11
Other gains	(26)	—
Net gain on property insurance settlements	—	(47)
Equity in earnings of affiliates	(14)	(10)
Change in due from/to managers	(58)	(40)
Distributions from investments in affiliates	9	10
Payments for inventory costs	(43)	(19)
Changes in other assets	31	38
Changes in other liabilities	(34)	(12)
Net cash provided by operating activities	749	818

INVESTING ACTIVITIES
Proceeds from sales of assets, net	63	—
Proceeds from loan receivable	79	—
Return of investments in affiliates	3	—
Advances to and investments in affiliates	(55)	(32)
Acquisitions	—	(566)
Capital expenditures:
Renewals and replacements	(189)	(147)
Return on investment	(109)	(77)
Property insurance proceeds	10	47
Net cash used in investing activities	(198)	(775)

FINANCING ACTIVITIES
Financing costs	(4)	(6)
Issuances of debt	494	590
Draws on credit facility	—	365
Repayment of credit facility	—	(365)
Repurchase/redemption of senior notes	(500)	(400)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Repurchase of common OP units	(205)	(50)
Distributions on common OP units	(353)	(463)
Distributions and payments to non-controlling interests	—	(1)
Other financing activities	(14)	(22)
Net cash used in financing activities	(583)	(353)
Effects of exchange rate changes on cash held	5	(4)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(27)	(314)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$771	$1,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$490	$805
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	279	242
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$771	$1,049
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2025	2024
Total interest paid	$119	$91
Income taxes paid	$7	$5

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2025, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of June 30, 2025, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2025, the results of our operations for the quarter and year-to-date ended June 30, 2025 and 2024, and cash flows for the year-to-date ended June 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.    Earnings Per Common Share (Unit)
Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. There are 8.7 million Host L.P. common units, which are convertible into 8.9 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Net income	$225	$242	$476	$514
Less: Net income attributable to non-controlling interests	(4)	(3)	(7)	(7)
Net income attributable to Host Inc.	$221	$239	$469	$507

Basic weighted average shares outstanding	692.5	704.3	695.2	704.2
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.4	1.6	1.5	1.6
Diluted weighted average shares outstanding	693.9	705.9	696.7	705.8
Basic earnings per common share	$0.32	$0.34	$0.68	$0.72
Diluted earnings per common share	$0.32	$0.34	$0.67	$0.72
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Net income	$225	$242	$476	$514
Less: Net income attributable to non-controlling interests	—	—	—	—
Net income attributable to Host L.P.	$225	$242	$476	$514

Basic weighted average units outstanding	687.0	699.0	689.7	698.9
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.4	1.5	1.5	1.5
Diluted weighted average units outstanding	688.4	700.5	691.2	700.4
Basic earnings per common unit	$0.33	$0.35	$0.69	$0.73
Diluted earnings per common unit	$0.33	$0.35	$0.69	$0.73

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
Disaggregation of Revenues. While we do not consider the following disclosure of hotel revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 10 – Geographic and Business Segment Information.
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2025	2024	2025	2024
Orlando	$132	$116	$277	$258
Florida Gulf Coast	122	120	276	288
San Diego	134	134	263	270
New York	134	103	228	175
Phoenix	92	95	216	215
Maui	104	88	216	194
San Francisco/San Jose	101	88	208	194
Washington, D.C. (Central Business District)	94	106	188	186
Miami	71	61	160	145
Oahu	49	10	99	19
Houston	36	37	78	78
Jacksonville	45	43	78	74
Boston	46	46	76	76
Los Angeles/Orange County	35	33	70	66
San Antonio	31	29	65	64
Chicago	43	42	64	63
Nashville	34	29	63	29
New Orleans	27	27	60	58
Seattle	32	31	51	50
Northern Virginia	25	27	49	49
Denver	28	29	47	48
Philadelphia	24	24	43	41
Atlanta	19	16	38	33
Austin	14	23	37	46
Other	85	80	183	170
Domestic	1,557	1,437	3,133	2,889
International	29	29	47	48
Total	$1,586	$1,466	$3,180	$2,937

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2025	December 31, 2024
Land and land improvements	$2,457	$2,457
Buildings and leasehold improvements	15,656	15,504
Furniture and equipment	2,622	2,546
Construction in progress	298	299
	21,033	20,806
Less accumulated depreciation and amortization	(10,238)	(9,900)
	$10,795	$10,906
6.    Debt
Credit Facility. As of June 30, 2025, we had $1.5 billion of available capacity under the revolver portion of our credit facility.
Senior Notes. On May 20, 2025, we issued $500 million of 5.7% Series M senior notes in an underwritten public offering for proceeds of approximately $490 million, net of de minimis original issue discount, underwriting fees and other expenses. The Series M senior notes are due in June 2032 and interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2025. The net proceeds were used to redeem all $500 million of Series E senior notes due in June 2025. The Series M senior notes are not redeemable prior to 60 days before the June 15, 2032 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series M senior notes have covenants similar to all other series of our outstanding senior notes.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	469	—	469	7
Changes in ownership and other	—	23	—	—	—	23	(24)
Other comprehensive income	—	—	9	—	—	9	—
Issuance of common stock for comprehensive stock plans, net	—	2	—	—	—	2	—
Dividends declared on common stock	—	—	—	(277)	—	(277)	—
Redemptions of limited partner interests for common stock	—	8	—	—	—	8	(8)
Distributions to non-controlling interests	—	—	—	—	—	—	(4)
Repurchase of common stock	—	(205)	—	—	—	(205)	—
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2025	$7	$7,390	$(79)	$(668)	$3	$6,653	$133
Net income	—	—	—	221	—	221	4
Changes in ownership and other	—	(9)	—	—	—	(9)	9
Other comprehensive income	—	—	5	—	—	5	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(138)	—	(138)	—
Redemptions of limited partner interests for common stock	—	8	—	—	—	8	(8)
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Repurchase of common stock	—	(105)	—	—	—	(105)	—
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	507	—	507	7
Changes in ownership and other	—	21	—	—	—	21	(21)
Other comprehensive loss	—	—	(8)	—	—	(8)	—
Issuance of common stock for comprehensive stock plans, net	—	(6)	—	—	—	(6)	—
Dividends declared on common stock	—	—	—	(283)	—	(283)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(3)
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2024	$7	$7,514	$(73)	$(712)	$4	$6,740	$200
Net income	—	—	—	239	—	239	3
Changes in ownership and other	—	30	—	—	(1)	29	(30)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(142)	—	(142)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(1)
Repurchase of common stock	—	(50)	—	—	—	(50)	—
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172
Capital of Host L.P.
As of June 30, 2025, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	469	—	—	469	7
Changes in ownership and other	—	23	—	—	23	(24)
Other comprehensive income	—	—	9	—	9	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	2	—	—	2	—
Distributions declared on common OP units	—	(277)	—	—	(277)	(4)
Redemptions of limited partner interests for common stock	—	8	—	—	8	(8)
Repurchase of common OP units	—	(205)	—	—	(205)	—
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2025	$1	$6,728	$(79)	$3	$6,653	$133
Net income	—	221	—	—	221	4
Changes in ownership and other	—	(9)	—	—	(9)	9
Other comprehensive income	—	—	5	—	5	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(138)	—	—	(138)	(2)
Redemptions of limited partner interests for common stock	—	8	—	—	8	(8)
Repurchase of common OP units	—	(105)	—	—	(105)	—
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	507	—	—	507	7
Changes in ownership and other	—	21	—	—	21	(21)
Other comprehensive loss	—	—	(8)	—	(8)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(6)	—	—	(6)	—
Distributions declared on common OP units	—	(283)	—	—	(283)	(3)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(50)	—	—	(50)	—
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2024	$1	$6,808	$(73)	$4	$6,740	$200
Net income	—	239	—	—	239	3
Changes in ownership and other	—	30	—	(1)	29	(30)
Other comprehensive loss	—	—	(5)	—	(5)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(142)	—	—	(142)	(1)
Repurchase of common OP units	—	(50)	—	—	(50)	—
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172
Share Repurchases
During the second quarter of 2025, we repurchased 6.7 million shares of Host Inc. common stock at an average price of $15.56 per share, exclusive of commissions, through our common share repurchase program for a total of $105 million. During the year-to-date ended June 30, 2025, we repurchased 13.1 million shares at an average price of $15.68 per share for a total of $205 million. As of June 30, 2025, there was $480 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
As of June 30, 2025, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during the first half of 2025.
Dividends/Distributions
On June 12, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on July 15, 2025 to stockholders of record as of June 30,

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2025. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.
8.    Dispositions
During the second quarter, we sold The Westin Cincinnati for $60 million, and we recorded a gain on sale of $21 million, which is included in other gains on the unaudited condensed consolidated statements of operations.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	June 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$—	$—	$79	$80
Financial liabilities
Senior notes (Level 1)	3,987	3,911	3,993	3,838
Credit facility (Level 2)	994	1,000	992	1,000
Mortgage debt (Level 2)	96	91	98	91
10.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting, and our other real estate investment activities (primarily our equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of June 30, 2025. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30, 2025	December 31, 2024
	2025	2024	2025	2024
United States	$1,557	$1,437	$3,133	$2,889	$10,733	$10,852
Brazil	7	5	14	11	30	27
Canada	22	24	33	37	32	27
Total	$1,586	$1,466	$3,180	$2,937	$10,795	$10,906
The CODM's primary measure of performance for our reportable segment is Earnings Before Interest Expense, Income Taxes, Depreciation and Amortization ("EBITDA"). The CODM uses EBITDA to analyze how profitable a hotel is, including reviewing how each department at the hotel performed, in comparison to budget and in comparison to prior year performance, when making capital allocation decisions. We do not allocate

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
corporate level income and expenses to segments. Our CODM does not use asset book values in assessing performance or allocating resources for our operating segments, and therefore this information is not disclosed.
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	Quarter ended June 30, 2025		Quarter ended June 30, 2024
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$949	$949	$885	$885
Food and beverage	478	478	447	447
Other	159	159	134	134
Total revenues	1,586	1,586	1,466	1,466
Expenses
Rooms	233	233	214	214
Food and beverage	313	313	286	286
Other departmental and support expenses	375	375	343	343
Management fees	70	70	69	69
Other property-level expenses	107	107	101	101
Other segment items (1)	(9)	(9)	(30)	(30)
Segment EBITDA	497	497	483	483
Adjustments and reconciling items:
Depreciation and amortization		(195)		(188)
Corporate and other expenses		(25)		(29)
Net gain on property insurance settlements		—		26
Interest income		7		14
Interest expense		(58)		(50)
Other gains		22		—
Equity in earnings of affiliates		4		2
Provision for income taxes		(27)		(16)
Consolidated Net Income		$225		$242
_____________
(1)Other segment items consist of gain on business interruption proceeds. This amount, combined with net gain on property insurance settlements, make up the amount of net gain on insurance settlements on our consolidated statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year-to-date ended June 30, 2025		Year-to-date ended June 30, 2024
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$1,887	$1,887	$1,738	$1,738
Food and beverage	981	981	920	920
Other	312	312	279	279
Total revenues	3,180	3,180	2,937	2,937
Expenses
Rooms	458	458	416	416
Food and beverage	636	636	581	581
Other departmental and support expenses	739	739	677	677
Management fees	139	139	138	138
Other property-level expenses	218	218	205	205
Other segment items (1)	(19)	(19)	(40)	(40)
Segment EBITDA	1,009	1,009	960	960
Adjustments and reconciling items:
Depreciation and amortization		(391)		(368)
Corporate and other expenses		(56)		(56)
Net gain on property insurance settlements		—		47
Interest income		15		32
Interest expense		(115)		(97)
Other gains		26		—
Equity in earnings of affiliates		14		10
Provision for income taxes		(26)		(14)
Consolidated Net Income		$476		$514

Capital Expenditures	$298	$298	$224	$224
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	June 30, 2025	December 31, 2024
Common OP units outstanding (millions)	8.7	9.2
Market price per Host Inc. common share	$15.36	$17.52
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$136	$165
Historical cost (millions)	86	90
Book value (millions) ⁽¹⁾	136	165
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
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $60 million, for which we have recorded a corresponding insurance receivable of $60 million. As of June 30, 2025, we have received $29 million of insurance proceeds related to these claims, of which $10 million reduced our receivable to $50 million, and $19 million of these proceeds were recognized as a gain on business interruption, including $9 million recognized during the second quarter of 2025, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations. Subsequent to quarter end, we received an additional $10 million of insurance proceeds, of which $5 million related to business interruption. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles.
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
Based on our analysis of legal proceedings with which we and our hotels managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2025 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended June 30,	Year-to-date ended June 30,
2025	2024	Change	2025	2024	Change
Total revenues	$1,586	$1,466	8.2%	$3,180	$2,937	8.3%
Net income	225	242	(7.0%)	476	514	(7.4%)
Operating profit	277	292	(5.1%)	562	583	(3.6%)
Operating profit margin under GAAP	17.5%	19.9%	(240)	bps	17.7%	19.9%	(220)	bps
EBITDAre⁽¹⁾	$491	$502	(2.2%)	$999	$1,006	(0.7%)
Adjusted EBITDAre⁽¹⁾	496	481	3.1%	1,010	970	4.1%
Diluted earnings per common share	0.32	0.34	(5.9%)	0.67	0.72	(6.9%)
NAREIT FFO per diluted share⁽¹⁾	0.57	0.57	—%	1.20	1.17	2.6%
Adjusted FFO per diluted share⁽¹⁾	0.58	0.57	1.8%	1.21	1.19	1.7%

Comparable Hotel Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2025	2024	Change		2025	2024	Change
Comparable hotel revenues⁽¹⁾	$1,554	$1,491	4.2%		$3,133	$2,999	4.5%
Comparable hotel EBITDA⁽¹⁾	481	480	0.2%		985	956	3.0%
Comparable hotel EBITDA margin⁽¹⁾	31.0%	32.2%	(120)	bps	31.4%	31.9%	(50)	bps
Comparable hotel Total RevPAR⁽¹⁾	$400.91	$384.71	4.2%		$406.33	$386.81	5.0%
Comparable hotel RevPAR⁽¹⁾	239.64	232.63	3.0%		240.78	229.31	5.0%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 78 comparable hotels as of June 30, 2025 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $120 million, or 8.2%, and $243 million, or 8.3%, for the second quarter and year-to-date 2025, respectively, as compared to 2024. The improvements for the quarter were driven by a 3.7% increase in room rates at our comparable hotels, primarily due to strong transient demand, coupled with increases in food and beverage revenues and ancillary spend. Second quarter and year-to-date total revenues also benefited from the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay (collectively, the "2024 Acquisitions"). Comparable hotel RevPAR increased 3.0% and 5.0% for the quarter and year-to-date 2025, respectively, primarily due to the increase in room rates and strong transient demand, along with the continuing recovery in Maui, which more than offset a decline in group demand due to planned renovation disruption and business mix shifting from group to transient in Maui.

Comparable hotel Total RevPAR increased 4.2% for the second quarter 2025 compared to 2024, due primarily to the rate increases and improvements in food and beverage revenues driven by strength in transient business. Comparable hotel Total RevPAR increased 5.0% for year-to-date 2025 compared to 2024. For the quarter, the growth was led by our Atlanta, Maui, Miami and San Francisco/San Jose markets with increases of 20.8%, 18.5%, 16.4% and 15.7%, respectively, compared to the second quarter of 2024 , driven by rate growth and strong transient demand. The San Francisco/San Jose market benefited from an improved citywide events calendar and Maui continued its recovery from the wildfires. These strong performances were partially offset by comparable hotel Total RevPAR declines in our Austin and Washington, D.C. (CBD) markets of 34.6% and 11.0%, respectively. Both markets were impacted by large-scale renovation projects at certain properties, while Austin was further impacted by the beginning of the multi-year closure of the city's convention center.
Operating profit
For the second quarter and year-to-date 2025, operating profit margin under GAAP was 17.5% and 17.7%, respectively, a decline of 240 basis points and 220 basis points compared to 2024, primarily due to a $47 million and $68 million decrease in net gains on insurance settlements recognized during the quarter and year-to-date, respectively. Comparable hotel EBITDA margin was 31.0% and 31.4%, for the second quarter and year-to-date 2025, respectively, a decline of 120 basis points and 50 basis points, due to a decrease in net gains on insurance settlements for comparable hotels of $21 million for both periods, while increases in room rates were able to offset an increase in wages expense.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income decreased $17 million and $38 million for the quarter and year-to-date 2025, respectively, as recent acquisitions, improvements in operating results and a $21 million gain on asset sales were offset by the declines in net gains on insurance settlements noted above and increases in depreciation, interest expense, and income taxes. These changes led to a decrease in diluted earnings per share of $0.02, or 5.9%, and $0.05, or 6.9%, for the quarter and year-to-date, respectively. Adjusted EBITDAre, which excludes gain on property insurance, gain on asset sale, depreciation, interest expense and taxes, increased $15 million and $40 million for the second quarter and year-to-date, respectively, as improvements in operations and earnings from our 2024 Acquisitions more than offset a decline in business interruption proceeds and wage increases. Adjusted FFO per diluted share increased $0.01, or 1.8%, for the quarter and increased $0.02, or 1.7%, for year-to-date, reflecting the changes in Adjusted EBITDAre partially offset by increases in interest expense and income taxes which are included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
During the first half of 2025, strong leisure transient demand has led to year-over-year comparable hotel RevPAR improvement of 5.0%. Results reflect the improving leisure demand on Maui and an increase in transient revenue driven by higher average rates, particularly at our resorts. Overall, year-to-date results have not reflected material impacts from recent economic policy changes; however, as anticipated, group demand declined in the second quarter due to renovation disruption and business mix shifting in Maui from group to transient.
For the remainder of the year, we expect that demand will continue to be driven by transient business, as we anticipate continued softness in short-term group bookings due to persistent uncertainty surrounding trade and economic policy. Additionally, international inbound travel continues to face headwinds from shifting global travel patterns, as evolving trade and immigration policy tempers inbound demand, while outbound travel remains elevated. Other risks to economic growth remain, including high interest rates, geopolitical instability, and labor market conditions that, while generally stable, are loosening as both labor participation and hiring momentum soften. As a result, U.S. GDP growth consensus expectations remain at 1.4% for 2025, representing a slowdown from 2.8% growth in 2024, with forecasts for the second half of the year remaining cautious.
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

Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2025 will be between 1.5% and 2.5%, reflecting an expected decline in comparable hotel RevPAR in the third quarter year-over-year and modest growth in the fourth quarter. The forecast assumes continued recovery at our Maui properties; however, the timing of Maui's full recovery remains uncertain. In addition, we continue to expect margins to decline in comparison to 2024, driven by higher wages and benefits, including increases driven by new union contracts in certain cities.
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
Strategic Initiatives
Financing Transactions. During the second quarter, we issued $500 million of 5.7% Series M senior notes for proceeds of approximately $490 million, net of de minimis original issue discount, underwriting fees and other expenses. The net proceeds were used to redeem all $500 million of Series E senior notes due in June 2025.
Dispositions. During the second quarter, we sold The Westin Cincinnati for $60 million and recorded a gain on sale of $21 million.
Capital Projects. Through the second quarter of 2025, we spent approximately $109 million on return on investment ("ROI") capital projects, $129 million on renewal and replacement projects, and $60 million on hurricane and other restoration work. This included our continuing restoration efforts at The Don CeSar following Hurricanes Helene and Milton, for which we estimate the total property reconstruction and remediation costs, including resiliency enhancements, to be approximately $100 million to $105 million of which approximately 30% relates to remediation costs. The Don CeSar reopened to guests on March 26, 2025, as part of a phased reopening, with the remaining amenities expected to re-open later this year. As of June 30, 2025, we have received total insurance proceeds of $29 million related to our claims, of which $19 million has been recognized as business interruption proceeds, including $9 million in the second quarter of 2025. Subsequent to quarter end, we received an additional $10 million of insurance proceeds, of which $5 million related to business interruption.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Approximately 53% of the total estimated costs of the program have been spent as of June 30, 2025, and we spent approximately $54 million year-to-date 2025, which is included in ROI capital projects.
For full year 2025, we expect total capital expenditures of $590 million to $660 million, consisting of ROI projects of approximately $270 million to $305 million, renewal and replacement expenditures of $250 million to $275 million, and $70 million to $80 million for the restoration work from the damage caused by Hurricanes Helene and Milton. The full year ROI project spend includes approximately $170 million to $180 million for the Hyatt transformational capital program discussed above.
Construction continued on the development of 40 condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. The mid-rise building is expected to be completed in the fourth quarter of 2025, and the villas are expected to be completed in the first half of 2026. Year-to-date 2025, we spent $43 million in development costs for this project and expect full year 2025 development costs for this project to be $75 million to $85 million.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2025	2024	Change	2025	2024	Change
Total revenues	$1,586	$1,466	8.2%	$3,180	$2,937	8.3%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,293	1,201	7.7%	2,581	2,385	8.2%
Corporate and other expenses	25	29	(13.8)%	56	56	—%
Net gain on insurance settlements	9	56	(83.9)%	19	87	(78.2)%
Operating profit	277	292	(5.1)%	562	583	(3.6)%
Interest expense	58	50	16.0%	115	97	18.6%
Other gains	22	—	N/M	26	—	N/M
Provision for income taxes	27	16	68.8%	26	14	85.7%

Host Inc.:
Net income attributable to non-controlling interests	4	3	33.3%	7	7	—%
Net income attributable to Host Inc.	221	239	(7.5)%	469	507	(7.5)%

Host L.P.:
Net income attributable to non-controlling interests	—	—	—%	—	—	—%
Net income attributable to Host L.P.	225	242	(7.0)%	476	514	(7.4)%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and net gain on insurance settlements.
N/M = Not meaningful.
Statement of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Rooms	$949	$885	7.2%	$1,887	$1,738	8.6%
Food and beverage	478	447	6.9%	981	920	6.6%
Other	159	134	18.7%	312	279	11.8%
Total revenues	$1,586	$1,466	8.2%	$3,180	$2,937	8.3%

Total revenues for the second quarter and year-to-date increased 8.2% and 8.3%, respectively compared to 2024, due to an increase in room rates driven by strong transient demand, partially offset by a decline in group demand due to planned renovation disruption and business mix shifting from group to transient on Maui. Second quarter and year-to-date total revenues also benefited from the operations of our 2024 acquisitions, including 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024, 1 Hotel Central Park acquired in July 2024, and The Ritz-Carlton O'ahu, Turtle Bay acquired in July 2024. The year-to-date improvements were partially offset by the closure of The Don CeSar, which closed in September 2024 due to Hurricanes Helene and Milton, and reopened to guests on March 26, 2025 as part of a phased reopening.
Rooms. Total rooms revenues increased $64 million, or 7.2%, and $149 million, or 8.6%, for the second quarter and year-to-date, respectively, compared to 2024, reflecting the operations of the 2024 Acquisitions and an increase at our comparable hotels of $27 million, or 3.0%, and $79 million, or 4.4%, for the second quarter and year-to-date, respectively, driven primarily by an increase in average room rate of 3.7% and 4.7%, respectively, and an increase in transient demand.
Food and beverage. Total food and beverage ("F&B") revenues increased $31 million, or 6.9%, for the quarter and $61 million, or 6.6%, year-to-date, compared to 2024, due to results of the 2024 Acquisitions and an increase in comparable F&B revenues of $18 million, or 4.0%, and $36 million, or 3.9%, for the quarter and year-to-date, respectively. The increases were driven by strong outlet revenues from our resorts, specifically our Maui resorts as the recovery continues, as well as the completion of ROI projects at several restaurant locations. For the year-to-date, F&B revenue growth was also driven by contribution growth in banquet and audio-visual revenues.
Other revenues. Total other revenues increased $25 million, or 18.7%, and $33 million, or 11.8%, for the quarter and year-to-date, respectively, compared to 2024, driven by results from the 2024 Acquisitions. Other revenues at our comparable hotels increased $18 million, or 13.1%, for the quarter and $19 million, or 6.6%, year-to-date, primarily due to an increase in spa, golf and other ancillary revenues, driven by the continued recovery on Maui, and an increase in attrition and cancellation fees during the second quarter.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2025	2024	Change	2025	2024	Change
Expenses:
Rooms	$233	$214	8.9%	$458	$416	10.1%
Food and beverage	313	286	9.4%	636	581	9.5%
Other departmental and support expenses	375	343	9.3%	739	677	9.2%
Management fees	70	69	1.4%	139	138	0.7%
Other property-level expenses	107	101	5.9%	218	205	6.3%
Depreciation and amortization	195	188	3.7%	391	368	6.3%
Total property-level operating expenses	$1,293	$1,201	7.7%	$2,581	$2,385	8.2%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. For both the second quarter and year-to-date of 2025, these expenses increased approximately 5.5% on a per available room basis compared to 2024, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 6% in 2025.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the second quarter and year-to-date 2025 compared to 2024 for rooms, food and beverage, other departmental and support, and management fees was generally due to the corresponding increases in revenues due to the 2024 Acquisitions, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as described below:
Rooms. Rooms expenses increased $19 million, or 8.9%, and $42 million, or 10.1%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $10 million, or 4.6%, and $23 million, or 5.4%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $27 million, or 9.4%, and $55 million, or 9.5%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $16 million, or 5.5%, and $31 million, or 5.2%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues increased slightly year over year as a result of increased wages and benefits.
Other departmental and support expenses. Other departmental and support expenses increased $32 million, or 9.3%, and $62 million, or 9.2%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $14 million, or 3.9%, and $25 million, or 3.6%, for the quarter and year-to-date, respectively. These increases were primarily due to higher wage expense.
Management fees. Total management fees increased $1 million, or 1.4%, and $1 million, or 0.7%, for the quarter and year-to-date, respectively. Base management fees, which generally are calculated as a percentage of total revenues, increased $2 million, or 4.8%, and $5 million, or 6.0%, for the quarter and year-to-date, respectively. At our comparable hotels, base management fees increased $1 million, or 3.1%, and $3 million, or 3.7%, for the quarter and year-to-date, respectively. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $1 million, or 3.7%, and $4 million, or 7.3%, for the quarter and year-to-date, respectively. At our comparable hotels, incentive management fees decreased $1 million, or 3.1%, and $1 million, or 2.4%, for the quarter and year-to-date, respectively.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $6 million, or 5.9%, and $13 million, or 6.3%, for the quarter and year-to-date, respectively, primarily due to increases in property taxes and increases due to the 2024 Acquisitions. Other property-level expenses at our comparable hotels remained flat for the quarter, and increased $3 million, or 1.2%, year-to-date. Other property-level expenses also were partially offset by the receipt of operating profit guarantees received from our managers related to the transformational capital programs in both 2025 and 2024.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
General and administrative costs	$20	$24	$45	$45
Non-cash stock-based compensation expense	5	5	11	11
Total	$25	$29	$56	$56

Net gain on insurance settlements. The following table details our gain on insurance settlements for property damage and business interruption, net of property damage and remediation losses, related to Hurricanes Ian, Helene and Milton, as well as the 2023 Maui wildfires, for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Property damage
Hurricane Ian	$—	$26	$—	$47
Business interruption
Hurricanes Helene/Milton	9	—	19	—
Hurricane Ian	—	9	—	19
Maui wildfires	—	21	—	21
Net gain on insurance settlements	$9	$56	$19	$87
Interest expense. Interest expense increased for the quarter and year-to-date 2025, primarily due to higher outstanding debt balances during 2025 compared to 2024, as we refinanced $400 million of senior notes in 2024 and $500 million in 2025 through the issuances of $1.8 billion of senior notes at higher interest rates, and also used the proceeds to partially fund the 2024 Acquisitions. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Cash interest expense ⁽¹⁾	$56	$47	$110	$92
Non-cash interest expense	2	3	5	5
Total interest expense	$58	$50	$115	$97
_________
(1)Including the change in accrued interest, total cash interest paid was $63 million and $52 million for the quarters ended June 30, 2025 and 2024, respectively, and $119 million and $91 million year-to-date 2025 and 2024, respectively.
Other gains. Other gains include the $21 million gain on sale of The Westin Cincinnati during the second quarter of 2025.
Equity in earnings of affiliates. Equity in earnings of affiliates increased $2 million and $4 million for the quarter and year-to-date, respectively, primarily due to improved operations at our non-consolidated properties and an increase in sales at our Maui timeshare joint venture.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the second quarter and year-to-date of 2025, we recorded a net income tax provision of $27 million and $26 million, respectively, primarily due to the profitability of hotel operations retained by the TRS. The increase for both the quarter and year-to-date, as compared to 2024, is also due to the recognition of federal income tax credits related to the installation of a co-generation plant at one of our properties in 2024.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended June 30, 2025 and 2024, respectively, on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of June 30, 2025		Quarter ended June 30, 2025				Quarter ended June 30, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$539.89	75.7%	$408.45	$732.84	$519.87	69.5%	$361.34	$629.52	13.0%	16.4%
Maui	3	1,580	626.40	70.6%	442.40	723.40	676.16	55.2%	373.09	610.68	18.6%	18.5%
Florida Gulf Coast	4	1,529	471.48	71.2%	335.60	755.64	439.08	69.3%	304.42	685.54	10.2%	10.2%
Jacksonville	1	446	591.43	83.3%	492.44	1,100.34	550.05	86.4%	475.21	1,051.33	3.6%	4.7%
Oahu (1)	2	876	483.12	83.1%	401.38	608.74	467.67	84.0%	392.89	636.30	2.2%	(4.3%)
Phoenix	3	1,545	374.07	71.6%	267.76	659.33	381.00	73.9%	281.53	672.33	(4.9%)	(1.9%)
New York	3	2,720	409.04	89.7%	366.84	542.26	386.90	86.9%	336.30	482.84	9.1%	12.3%
Orlando	2	2,448	400.73	71.1%	285.05	592.11	362.78	70.4%	255.42	520.59	11.6%	13.7%
Nashville	2	721	359.88	84.2%	303.14	507.51	372.01	87.9%	327.05	513.45	(7.3%)	(1.2%)
Los Angeles/Orange County	3	1,067	300.14	78.6%	235.89	361.04	289.81	80.4%	233.00	347.78	1.2%	3.8%
San Diego	3	3,294	302.46	78.9%	238.56	448.16	294.68	83.0%	244.53	448.79	(2.4%)	(0.1%)
Washington, D.C. (CBD)	5	3,245	331.57	69.4%	230.04	319.10	325.59	77.2%	251.26	358.58	(8.4%)	(11.0%)
Boston	2	1,496	329.47	82.3%	271.06	337.00	304.22	87.2%	265.32	338.20	2.2%	(0.4%)
Philadelphia	2	810	256.55	85.5%	219.35	325.22	258.20	85.1%	219.67	331.95	(0.1%)	(2.0%)
Northern Virginia	2	916	280.77	67.8%	190.41	297.05	274.53	77.0%	211.30	323.51	(9.9%)	(8.2%)
San Francisco/San Jose	6	4,162	244.24	72.4%	176.83	266.41	228.30	69.3%	158.29	230.28	11.7%	15.7%
New Orleans	1	1,333	201.72	66.0%	133.12	217.44	198.40	73.9%	146.60	223.37	(9.2%)	(2.7%)
Houston	5	1,942	223.43	66.8%	149.18	207.36	214.28	71.7%	153.58	211.57	(2.9%)	(2.0%)
Chicago	3	1,562	271.79	78.9%	214.31	303.52	279.14	76.4%	213.15	300.37	0.5%	1.0%
Seattle	2	1,315	249.43	77.6%	193.66	268.21	256.89	74.5%	191.36	258.07	1.2%	3.9%
Atlanta	2	810	217.16	68.3%	148.32	258.74	206.36	60.3%	124.39	214.15	19.2%	20.8%
San Antonio	2	1,512	231.54	61.1%	141.42	222.13	217.72	61.9%	134.72	211.25	5.0%	5.1%
Austin	2	767	228.65	48.7%	111.26	214.94	256.35	73.4%	188.25	328.50	(40.9%)	(34.6%)
Denver	3	1,342	209.77	71.2%	149.35	231.44	206.20	74.1%	152.71	233.83	(2.2%)	(1.0%)
Other	8	2,551	263.11	72.5%	190.77	295.27	263.12	68.8%	181.12	283.88	5.3%	4.0%
Domestic	73	41,027	329.25	73.9%	243.28	408.01	316.70	74.6%	236.22	390.93	3.0%	4.4%

International	5	1,499	198.72	70.5%	140.01	205.53	203.66	65.8%	133.98	212.97	4.5%	(3.5%)
All Locations	78	42,526	$324.87	73.8%	$239.64	$400.91	$313.17	74.3%	$232.63	$384.71	3.0%	4.2%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Comparable Hotel Results by Location

	As of June 30, 2025		Year-to-date ended June 30, 2025				Year-to-date ended June 30, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$599.00	79.8%	$478.27	$826.47	$582.35	75.7%	$441.05	$748.58	8.4%	10.4%
Maui	3	1,580	655.80	72.8%	477.53	755.82	674.26	60.5%	407.90	674.38	17.1%	12.1%
Florida Gulf Coast	4	1,529	559.53	76.3%	427.18	928.82	540.32	75.5%	407.72	860.17	4.8%	8.0%
Jacksonville	1	446	561.58	75.7%	425.07	965.27	540.90	75.5%	408.26	912.76	4.1%	5.8%
Oahu (1)	2	876	483.39	83.4%	403.28	617.09	452.37	83.0%	375.51	603.93	7.4%	2.2%
Phoenix	3	1,545	441.07	76.4%	337.14	774.12	438.15	77.6%	339.94	763.44	(0.8%)	1.4%
New York	3	2,720	371.30	84.4%	313.21	462.74	350.14	80.5%	281.95	409.14	11.1%	13.1%
Orlando	2	2,448	418.44	72.2%	302.25	625.94	385.51	72.3%	278.78	579.09	8.4%	8.1%
Nashville	2	721	342.91	82.3%	282.25	479.52	343.99	80.9%	278.21	449.95	1.5%	6.6%
Los Angeles/Orange County	3	1,067	305.62	78.9%	241.11	364.68	294.25	77.6%	228.40	341.24	5.6%	6.9%
San Diego	3	3,294	302.22	75.8%	229.13	440.88	294.48	80.2%	236.10	450.75	(3.0%)	(2.2%)
Washington, D.C. (CBD)	5	3,245	329.87	68.7%	226.66	320.93	302.50	72.0%	217.86	314.69	4.0%	2.0%
Boston	2	1,496	288.08	73.6%	212.12	280.32	269.16	77.5%	208.70	279.99	1.6%	0.1%
Philadelphia	2	810	238.28	81.1%	193.36	293.01	232.64	78.9%	183.63	280.42	5.3%	4.5%
Northern Virginia	2	916	276.19	66.6%	184.04	293.21	260.28	72.4%	188.42	294.70	(2.3%)	(0.5%)
San Francisco/San Jose	6	4,162	270.28	68.0%	183.90	276.02	257.95	66.7%	171.98	255.34	6.9%	8.1%
New Orleans	1	1,333	229.88	68.7%	157.87	247.55	204.89	74.2%	152.12	238.46	3.8%	3.8%
Houston	5	1,942	227.88	69.2%	157.76	222.95	218.79	73.1%	160.01	221.44	(1.4%)	0.7%
Chicago	3	1,562	237.69	66.0%	156.86	226.03	237.03	66.0%	156.45	222.96	0.3%	1.4%
Seattle	2	1,315	234.08	66.2%	155.07	214.18	237.85	63.6%	151.21	210.28	2.6%	1.9%
Atlanta	2	810	219.91	67.8%	149.07	257.84	210.00	61.0%	128.02	220.97	16.4%	16.7%
San Antonio	2	1,512	230.63	63.7%	146.88	237.17	223.81	64.0%	143.24	231.99	2.5%	2.2%
Austin	2	767	250.94	58.0%	145.46	269.61	265.62	69.1%	183.49	326.16	(20.7%)	(17.3%)
Denver	3	1,342	198.40	63.4%	125.86	195.77	193.88	64.7%	125.38	196.68	0.4%	(0.5%)
Other	8	2,551	313.94	67.4%	211.66	329.73	305.92	63.5%	194.30	305.57	8.9%	7.9%
Domestic	73	41,027	340.70	71.9%	245.09	414.86	324.65	71.9%	233.45	394.45	5.0%	5.2%

International	5	1,499	186.40	65.7%	122.54	171.41	189.84	61.0%	115.73	176.21	5.9%	(2.7%)
All Locations	78	42,526	$335.72	71.7%	$240.78	$406.33	$320.61	71.5%	$229.31	$386.81	5.0%	5.0%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2025	2024	Quarter ended June 30, 2025				Quarter ended June 30, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$539.89	75.7%	$408.45	$732.84	$519.87	69.5%	$361.34	$629.52	13.0%	16.4%
Maui	3	3	626.40	70.6%	442.40	723.40	676.16	55.2%	373.09	610.68	18.6%	18.5%
Florida Gulf Coast	5	5	463.61	70.4%	326.40	709.67	441.33	72.2%	318.58	699.93	2.5%	1.4%
Jacksonville	1	1	591.43	83.3%	492.44	1,100.34	550.05	86.4%	475.21	1,051.33	3.6%	4.7%
Oahu	2	1	483.12	83.1%	401.38	608.74	216.03	96.5%	208.36	243.55	92.6%	149.9%
Phoenix	3	3	374.07	71.6%	267.76	659.33	381.00	73.9%	281.53	672.33	(4.9%)	(1.9%)
New York	3	2	409.04	89.7%	366.84	542.26	362.54	86.9%	315.07	456.84	16.4%	18.7%
Orlando	2	2	400.73	71.1%	285.05	592.11	362.78	70.4%	255.42	520.59	11.6%	13.7%
Nashville	2	2	359.88	84.2%	303.14	507.51	377.43	88.2%	332.78	520.89	(8.9%)	(2.6%)
Los Angeles/Orange County	3	3	300.14	78.6%	235.89	361.04	289.81	80.4%	233.00	347.78	1.2%	3.8%
San Diego	3	3	302.46	78.9%	238.56	448.16	294.68	83.0%	244.53	448.79	(2.4%)	(0.1%)
Washington, D.C. (CBD)	5	5	331.57	69.4%	230.04	319.10	325.59	77.2%	251.26	358.58	(8.4%)	(11.0%)
Boston	2	2	329.47	82.3%	271.06	337.00	304.22	87.2%	265.32	338.20	2.2%	(0.4%)
Philadelphia	2	2	256.55	85.5%	219.35	325.22	258.20	85.1%	219.67	331.95	(0.1%)	(2.0%)
Northern Virginia	2	2	280.77	67.8%	190.41	297.05	274.53	77.0%	211.30	323.51	(9.9%)	(8.2%)
San Francisco/San Jose	6	6	244.24	72.4%	176.83	266.41	228.30	69.3%	158.29	230.28	11.7%	15.7%
New Orleans	1	1	201.72	66.0%	133.12	217.44	198.40	73.9%	146.60	223.37	(9.2%)	(2.7%)
Houston	5	5	223.43	66.8%	149.18	207.36	214.28	71.7%	153.58	211.57	(2.9%)	(2.0%)
Chicago	3	3	271.79	78.9%	214.31	303.52	279.14	76.4%	213.15	300.37	0.5%	1.0%
Seattle	2	2	249.43	77.6%	193.66	268.21	256.89	74.5%	191.36	258.07	1.2%	3.9%
Atlanta	2	2	217.16	68.3%	148.32	258.74	206.36	60.3%	124.39	214.15	19.2%	20.8%
San Antonio	2	2	231.54	61.1%	141.42	222.13	217.72	61.9%	134.72	211.25	5.0%	5.1%
Austin	2	2	228.65	48.7%	111.26	214.94	256.35	73.4%	188.25	328.50	(40.9%)	(34.6%)
Denver	3	3	209.77	71.2%	149.35	231.44	206.20	74.1%	152.71	233.83	(2.2%)	(1.0%)
Other	9	10	281.32	71.4%	200.88	307.38	267.11	69.3%	185.14	283.33	8.5%	8.5%
Domestic	75	74	330.65	73.7%	243.80	408.52	310.33	74.6%	231.38	383.57	5.4%	6.5%

International	5	5	198.72	70.5%	140.01	205.53	203.66	65.8%	133.98	212.97	4.5%	(3.5%)
All Locations	80	79	$326.28	73.6%	$240.22	$401.52	$307.00	74.3%	$227.95	$377.61	5.4%	6.3%

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2025	2024	Year-to-date ended June 30, 2025				Year-to-date ended June 30, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$599.00	79.8%	$478.27	$826.47	$582.35	75.7%	$441.05	$748.58	8.4%	10.4%
Maui	3	3	655.80	72.8%	477.53	755.82	674.26	60.5%	407.90	674.38	17.1%	12.1%
Florida Gulf Coast	5	5	543.85	69.9%	380.32	811.16	527.47	76.5%	403.65	841.52	(5.8%)	(3.6%)
Jacksonville	1	1	561.58	75.7%	425.07	965.27	540.90	75.5%	408.26	912.76	4.1%	5.8%
Oahu	2	1	483.39	83.4%	403.28	617.09	212.05	97.0%	205.74	239.89	96.0%	157.2%
Phoenix	3	3	441.07	76.4%	337.14	774.12	438.15	77.6%	339.94	763.44	(0.8%)	1.4%
New York	3	2	371.30	84.4%	313.21	462.74	328.99	80.5%	264.68	387.16	18.3%	19.5%
Orlando	2	2	418.44	72.2%	302.25	625.94	385.51	72.3%	278.78	579.09	8.4%	8.1%
Nashville	2	2	342.91	82.3%	282.25	479.52	377.43	88.2%	332.78	520.89	(15.2%)	(7.9%)
Los Angeles/Orange County	3	3	305.62	78.9%	241.11	364.68	294.25	77.6%	228.40	341.24	5.6%	6.9%
San Diego	3	3	302.22	75.8%	229.13	440.88	294.48	80.2%	236.10	450.75	(3.0%)	(2.2%)
Washington, D.C. (CBD)	5	5	329.87	68.7%	226.66	320.93	302.50	72.0%	217.86	314.69	4.0%	2.0%
Boston	2	2	288.08	73.6%	212.12	280.32	269.16	77.5%	208.70	279.99	1.6%	0.1%
Philadelphia	2	2	238.28	81.1%	193.36	293.01	232.64	78.9%	183.63	280.42	5.3%	4.5%
Northern Virginia	2	2	276.19	66.6%	184.04	293.21	260.28	72.4%	188.42	294.70	(2.3%)	(0.5%)
San Francisco/San Jose	6	6	270.28	68.0%	183.90	276.02	257.95	66.7%	171.98	255.34	6.9%	8.1%
New Orleans	1	1	229.88	68.7%	157.87	247.55	204.89	74.2%	152.12	238.46	3.8%	3.8%
Houston	5	5	227.88	69.2%	157.76	222.95	218.79	73.1%	160.01	221.44	(1.4%)	0.7%
Chicago	3	3	237.69	66.0%	156.86	226.03	237.03	66.0%	156.45	222.96	0.3%	1.4%
Seattle	2	2	234.08	66.2%	155.07	214.18	237.85	63.6%	151.21	210.28	2.6%	1.9%
Atlanta	2	2	219.91	67.8%	149.07	257.84	210.00	61.0%	128.02	220.97	16.4%	16.7%
San Antonio	2	2	230.63	63.7%	146.88	237.17	223.81	64.0%	143.24	231.99	2.5%	2.2%
Austin	2	2	250.94	58.0%	145.46	269.61	265.62	69.1%	183.49	326.16	(20.7%)	(17.3%)
Denver	3	3	198.40	63.4%	125.86	195.77	193.88	64.7%	125.38	196.68	0.4%	(0.5%)
Other	9	10	322.83	66.0%	213.23	329.30	305.62	63.8%	195.13	302.05	9.3%	9.0%
Domestic	75	74	341.42	71.5%	244.24	412.86	319.57	71.8%	229.57	388.56	6.4%	6.3%

International	5	5	186.40	65.7%	122.54	171.41	189.84	61.0%	115.73	176.21	5.9%	(2.7%)
All Locations	80	79	$336.49	71.3%	$240.04	$404.56	$315.65	71.5%	$225.54	$381.09	6.4%	6.2%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 60%, 36%, and 4%, respectively, of our full year 2024 room sales. The information below is derived from business mix results from the 78 comparable hotels owned as of June 30, 2025. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the second quarter and year-to-date 2025, transient revenue increased by 6.8% and 5.8%, respectively, reflecting strong transient demand and improving leisure demand on Maui, which led to an increase in average rates of 5.1% and 5.3% for the quarter and year-to-date, respectively. Group revenue decreased by 4.9% for the second quarter, as anticipated, as a result of planned renovation disruption from the Hyatt Transformational Capital Program and business mix shifting from group to transient in Maui, as well as softness in short-term group demand which is expected to continue for the remainder of the year. Year-to-date, group revenue increased 0.6% compared to 2024, benefiting from special events in the first quarter of 2025.
The following are the results of our transient, group and contract business:

	Quarter ended June 30, 2025			Year-to-date ended June 30, 2025
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,560	1,091	208	2,909	2,224	397
Percent change in room nights vs. same period in 2024	1.6%	(6.1%)	14.6%	0.5%	(3.3%)	12.9%
Rooms revenues (in millions)	$563	$321	$45	$1,084	$685	$88
Percent change in revenues vs. same period in 2024	6.8%	(4.9%)	21.7%	5.8%	0.6%	21.0%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. As a REIT, Host Inc. is required to distribute to its stockholders at least 90% of its taxable income, excluding net capital gain, on an annual basis. Our next significant debt maturity is $400 million of senior notes due in February 2026. We believe we have sufficient liquidity to repay the senior notes at maturity.
Capital Resources. As of June 30, 2025, we had $490 million of cash and cash equivalents, $279 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the second quarter of 2025, we repurchased 6.7 million shares of Host Inc. common stock at an average price of $15.56 per share, exclusive of commissions, through our common share repurchase program for a total of $105 million. At June 30, 2025, we had $480 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the second quarter of 2025. As of June 30, 2025, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2025, net cash provided by operating activities was $749 million compared to $818 million for year-to-date in 2024. The decrease was due to payments for condominium inventory and increased interest payments which offset cash from improved operations at our properties.
Cash Used in Investing Activities. Net cash used in investing activities was $198 million for year-to-date in 2025 compared to $775 million for year-to-date in 2024. Cash used in investing activities year-to-date in 2025 and 2024 primarily related to $298 million and $224 million of capital expenditures, respectively, as well as investments in our joint ventures, while 2024 also included the acquisition of two hotels. Cash provided by investing activities in 2025 included proceeds from the sale of one hotel and the repayment of a note receivable.

Cash Used in Financing Activities. Year-to-date in 2025, net cash used in financing activities was $583 million compared to $353 million for year-to-date in 2024. Cash used in financing activities in both 2025 and 2024 primarily related to the payment of common stock dividends, common stock repurchases, and the repayment of senior notes. Cash provided by financing activities year-to-date in both 2025 and 2024 included the issuance of new senior notes.
The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed through July 30, 2025 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
May	2025	Issuance of $500 million 5.7% Series M senior notes	$490
		Total issuances	$490
The following table summarizes significant debt repayments that have been completed through July 30, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt Repayments
May	2025	Repayment of $500 million 4% Series E senior notes	$(500)
		Total cash repayments	$(500)
The following table summarizes significant equity transactions that have been completed through July 30, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - July	2025	Dividend payment⁽¹⁾⁽²⁾	$(486)
January - June	2025	Repurchase of 13.1 million shares of Host Inc. common stock	(205)
		Cash payments on equity transactions	$(691)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $492 million to its common OP unit holders.
(2)Includes the fourth quarter 2024 dividend that was paid in January 2025.
Debt
As of June 30, 2025, our total debt was $5.1 billion, with a weighted average interest rate of 4.9% and a weighted average maturity of 5.4 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
Senior Notes. On May 20, 2025, we issued $500 million of 5.7% Series M senior notes in an underwritten public offering for proceeds of approximately $490 million, net of de minimis original issue discount, underwriting fees and other expenses. The Series M senior notes are due in June 2032, and interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing December 15, 2025. The net proceeds were used to redeem all $500 million of Series E senior notes due in June 2025. The Series M senior notes are not redeemable prior to 60 days before the June 15, 2032 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series M senior notes have covenants similar to all other series of our outstanding senior notes.
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
At June 30, 2025, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.8x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.3x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	6.9x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2025:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	442%	Minimum ratio of 150%
Total indebtedness to total assets	23%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.8x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2024.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2025, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
Investors should consider the non-controlling interests in the Host L.P. common OP units when analyzing dividend payments by Host Inc. to its stockholders, as these Host L.P. common OP unitholders share, on a pro rata basis, in amounts being distributed by Host L.P. to all of its common OP unitholders. For example, if Host Inc. paid a $1 per share dividend on its common stock, it would be based on the payment of a $1.021494 per common OP unit distribution by Host L.P. to Host Inc., as well as to the other unaffiliated Host L.P. common OP unitholders.
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On June 12, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on July 15, 2025 to stockholders of record on June 30, 2025. All future dividends are subject to Board approval.

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
The hotel business is capital-intensive, and renovations are a regular part of the business. Generally, hotels under renovation remain comparable hotels. A large-scale capital project would cause a hotel to be excluded from our comparable hotel set if it requires the entire property to be closed to hotel guests for one month or longer.
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
Of the 80 hotels that we owned as of June 30, 2025, 78 have been classified as comparable hotels. The operating results of the following properties that we owned as of June 30, 2025 are excluded from comparable hotel results for these periods:
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Net income⁽¹⁾	$225	$242	$476	$514
Interest expense	58	50	115	97
Depreciation and amortization	195	188	391	368
Income taxes	27	16	26	14
EBITDA⁽¹⁾	505	496	1,008	993
Gain on dispositions⁽²⁾	(21)	—	(21)	—
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(2)	(14)	(10)
Pro rata EBITDAre of equity investments⁽³⁾	11	8	26	23
EBITDAre⁽¹⁾	491	502	999	1,006
Adjustments to EBITDAre:
Net gain on property insurance settlements	—	(26)	—	(47)
Non-cash stock-based compensation expense⁽⁴⁾	5	5	11	11
Adjusted EBITDAre⁽¹⁾	$496	$481	$1,010	$970
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended June 30, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Reflects the sale of one hotel in 2025.
(3)Unrealized gains of our unconsolidated investments are not recognized in our EBITDAre, Adjusted EBITDAre, NAREIT FFO or Adjusted FFO until they have been realized by the unconsolidated partnership.
(4)Effective January 1, 2025, we exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios. Prior year results have been updated to conform with the current year presentation.
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
(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Net income⁽¹⁾	$225	$242	$476	$514
Less: Net income attributable to non-controlling interests	(4)	(3)	(7)	(7)
Net income attributable to Host Inc.	221	239	469	507
Adjustments:
Gain on dispositions⁽²⁾	(21)	—	(21)	—
Net gain on property insurance settlements	—	(26)	—	(47)
Depreciation and amortization	195	187	390	367
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(2)	(14)	(10)
Pro rata FFO of equity investments⁽³⁾	6	4	16	13
Consolidated partnership adjustments:
FFO adjustments for non-controlling interests of Host L.P.	(2)	(3)	(5)	(5)
NAREIT FFO⁽¹⁾	395	399	835	825
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense⁽⁴⁾	5	5	11	11
Adjusted FFO⁽¹⁾	$400	$404	$846	$836

For calculation on a per share basis:⁽[5]⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	693.9	705.9	696.7	705.8
Diluted earnings per common share	$0.32	$0.34	$0.67	$0.72
NAREIT FFO per diluted share	$0.57	$0.57	$1.20	$1.17
Adjusted FFO per diluted share	$0.58	$0.57	$1.21	$1.19
___________
(1-4)Refer to the corresponding footnote on the Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(5)Diluted earnings per common share, NAREIT FFO per diluted share and Adjusted FFO per diluted share are adjusted for the effects of dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans, preferred OP units held by non-controlling limited partners and other non-controlling interests that have the option to convert their limited partner interests to common OP units. No effect is shown for securities if they are anti-dilutive.
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2025	2024	2025	2024
Number of hotels	78	78	78	78
Number of rooms	42,526	42,526	42,526	42,526
Change in comparable hotel Total RevPAR	4.2%	—	5.0%	—
Change in comparable hotel RevPAR	3.0%	—	5.0%	—
Operating profit margin⁽¹⁾	17.5%	19.9%	17.7%	19.9%
Comparable hotel EBITDA margin⁽¹⁾	31.0%	32.2%	31.4%	31.9%
Food and beverage profit margin⁽¹⁾	34.5%	36.0%	35.2%	36.8%
Comparable hotel food and beverage profit margin⁽¹⁾	34.7%	35.6%	35.4%	36.3%

Net income	$225	$242	$476	$514
Depreciation and amortization	195	188	391	368
Interest expense	58	50	115	97
Provision for income taxes	27	16	26	14
Gain on sale of property and corporate level income/expense	(8)	(13)	1	(33)
Property transaction adjustments⁽²⁾	(2)	16	(2)	35
Non-comparable hotel results, net⁽³⁾	(14)	(19)	(22)	(39)
Comparable hotel EBITDA	$481	$480	$985	$956
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended June 30, 2025					Quarter ended June 30, 2024
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$949	$(4)	$(16)	$—	$929	$885	$33	$(16)	$—	$902
Food and beverage	478	(1)	(7)	—	470	447	14	(9)	—	452
Other	159	—	(4)	—	155	134	8	(5)	—	137
Total revenues	1,586	(5)	(27)	—	1,554	1,466	55	(30)	—	1,491
Expenses
Room	233	(1)	(3)	—	229	214	8	(3)	—	219
Food and beverage	313	(1)	(5)	—	307	286	11	(6)	—	291
Other	552	(1)	(14)	—	537	513	20	(11)	—	522
Depreciation and amortization	195	—	—	(195)	—	188	—	—	(188)	—
Corporate and other expenses	25	—	—	(25)	—	29	—	—	(29)	—
Net gain on insurance settlements	(9)	—	9	—	—	(56)	—	9	26	(21)
Total expenses	1,309	(3)	(13)	(220)	1,073	1,174	39	(11)	(191)	1,011
Operating Profit - Comparable hotel EBITDA	$277	$(2)	$(14)	$220	$481	$292	$16	$(19)	$191	$480

	Year-to-date ended June 30, 2025					Year-to-date ended June 30, 2024
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$1,887	$(7)	$(23)	$—	$1,857	$1,738	$73	$(33)	$—	$1,778
Food and beverage	981	(2)	(10)	—	969	920	33	(20)	—	933
Other	312	(1)	(4)	—	307	279	18	(9)	—	288
Total revenues	3,180	(10)	(37)	—	3,133	2,937	124	(62)	—	2,999
Expenses
Room	458	(2)	(5)	—	451	416	18	(6)	—	428
Food and beverage	636	(1)	(9)	—	626	581	27	(13)	—	595
Other	1,096	(5)	(20)	—	1,071	1,020	44	(23)	—	1,041
Depreciation and amortization	391	—	—	(391)	—	368	—	—	(368)	—
Corporate and other expenses	56	—	—	(56)	—	56	—	—	(56)	—
Net gain on insurance settlements	(19)	—	19	—	—	(87)	—	19	47	(21)
Total expenses	2,618	(8)	(15)	(447)	2,148	2,354	89	(23)	(377)	2,043
Operating Profit - Comparable hotel EBITDA	$562	$(2)	$(22)	$447	$985	$583	$35	$(39)	$377	$956

(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of June 30, 2025, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of June 30, 2025.
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
Interest Rate Sensitivity
As of June 30, 2025 and December 31, 2024, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of June 30, 2025, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada and a minority investment in a joint venture in India), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first half of 2025. We currently have two foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2025. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	—	$—	—	$585
May 1, 2025 - May 31, 2025	1,729,130	15.22	1,729,130	558
June 1, 2025 - June 30, 2025	5,016,964	15.68	5,016,964	480
Total	6,746,094	$15.56	6,746,094	$480
___________
*Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2025 - April 30, 2025	22,286	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 1, 2025 - May 31, 2025	1,781,102	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
June 1, 2025 - June 30, 2025	5,272,230	***	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	7,075,618			—	—
___________
*    Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.
**    Reflects (i) 1,692,746 common OP units repurchased to fund the repurchase by Host Inc. of 1,729,130 shares of common stock as part of its publicly announced share repurchase program, and (ii) 88,356 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
***    Reflects (i) 4,911,398 common OP units repurchased to fund the repurchase by Host Inc. of 5,016,964 shares of common stock as part of its publicly announced share repurchase program, and (ii) 360,832 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.

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

4.12
Tenth Supplemental Indenture, dated May 20, 2025, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on May 20, 2025).

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

August 1, 2025	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

August 1, 2025	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.