Form 10-Q
period 2025-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2025-11-07
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2025
OR
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
As of November 5, 2025, there were 687,689,481 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2025 and December 31, 2024
(in millions, except share and per share amounts)

	September 30, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,670	$10,906
Right-of-use assets	561	559
Assets held for sale	32	—
Due from managers	101	36
Advances to and investments in affiliates	217	166
Furniture, fixtures and equipment replacement fund	205	242
Notes receivable	114	79
Other	601	506
Cash and cash equivalents	539	554
Total assets	$13,040	$13,048

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,988	$3,993
Credit facility, including the term loans of $999 and $998, respectively	995	992
Mortgage and other debt	96	98
Total debt	5,079	5,083
Lease liabilities	564	560
Accounts payable and accrued expenses	260	351
Due to managers	60	54
Other	264	223
Total liabilities	6,227	6,271

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	149	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 687.7 million shares and 699.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,284	7,462
Accumulated other comprehensive loss	(67)	(83)
Deficit	(563)	(777)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,661	6,609
Non-redeemable non-controlling interests—other consolidated partnerships	3	3
Total equity	6,664	6,612
Total liabilities, non-controlling interests and equity	$13,040	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
REVENUES
Rooms	$826	$825	$2,713	$2,563
Food and beverage	364	365	1,345	1,285
Other	141	129	453	408
Total revenues	1,331	1,319	4,511	4,256
EXPENSES
Rooms	222	216	680	632
Food and beverage	278	267	914	848
Other departmental and support expenses	357	345	1,096	1,022
Management fees	52	55	191	193
Other property-level expenses	103	108	321	313
Depreciation and amortization	196	197	587	565
Corporate and other expenses	27	25	83	81
Net gain on insurance settlements	(5)	(29)	(24)	(116)
Total operating costs and expenses	1,230	1,184	3,848	3,538
OPERATING PROFIT	101	135	663	718
Interest income	7	11	22	43
Interest expense	(60)	(59)	(175)	(156)
Other gains	122	1	148	1
Equity in earnings of affiliates	2	2	16	12
INCOME BEFORE INCOME TAXES	172	90	674	618
Provision for income taxes	(9)	(6)	(35)	(20)
NET INCOME	163	84	639	598
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(9)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$161	$82	$630	$589
Basic earnings per common share	$0.23	$0.12	$0.91	$0.84
Diluted earnings per common share	$0.23	$0.12	$0.91	$0.84

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
NET INCOME	$163	$84	$639	$598
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	2	8	(7)
Change in fair value of derivative instruments	1	1	1	2
Amounts reclassified from other comprehensive income	7	—	7	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7	3	16	(5)
COMPREHENSIVE INCOME	170	87	655	593
Less: Comprehensive income attributable to non-controlling interests	(2)	(2)	(9)	(9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$168	$85	$646	$584

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions)

	Year-to-date ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$639	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	587	565
Amortization of finance costs, discounts and premiums, net	9	7
Non-cash stock-based compensation expense	16	17
Other gains	(148)	(1)
Net gain on property insurance settlements	—	(76)
Equity in earnings of affiliates	(16)	(12)
Change in due from/to managers	(60)	51
Distributions from investments in affiliates	15	14
Property insurance proceeds - remediation costs	—	4
Payments for inventory costs	(67)	(36)
Changes in other assets	(7)	(14)
Changes in other liabilities	(1)	50
Net cash provided by operating activities	967	1,167

INVESTING ACTIVITIES
Proceeds from sales of assets, net	121	—
Proceeds from (issuance of) loan receivable	79	(6)
Return of investments in affiliates	3	1
Advances to and investments in affiliates	(65)	(42)
Acquisitions	—	(1,503)
Capital expenditures:
Renewals and replacements	(270)	(211)
Return on investment	(184)	(164)
Property insurance proceeds	16	74
Net cash used in investing activities	(300)	(1,851)

FINANCING ACTIVITIES
Financing costs	(4)	(12)
Issuances of debt	494	1,279
Draws on credit facility	—	890
Repayment of credit facility	—	(890)
Repurchase/redemption of senior notes	(500)	(400)
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Common stock repurchases	(205)	(107)
Dividends on common stock	(486)	(598)
Distributions and payments to non-controlling interests	(7)	(9)
Other financing activities	(13)	(22)
Net cash provided by (used in) financing activities	(723)	129
Effects of exchange rate changes on cash held	4	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(52)	(557)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$746	$806

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$539	$564
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	205	240
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$746	$806
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2025	2024
Total interest paid	$170	$131
Income taxes paid	$9	$6
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of Washington Marriott at Metro Center in August 2025, we issued a $114 million loan to the buyer. The proceeds received from the sale are net of this loan.
In 2024, non-cash consideration for the acquisition of The Ritz-Carlton O'ahu, Turtle Bay included the assumption of hotel level liabilities of approximately $15 million, consisting primarily of advanced deposits received from guests for future stays that were retained by the seller.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2025 and December 31, 2024
(in millions)

	September 30, 2025	December 31, 2024
	unaudited
ASSETS
Property and equipment, net	$10,670	$10,906
Right-of-use assets	561	559
Assets held for sale	32	—
Due from managers	101	36
Advances to and investments in affiliates	217	166
Furniture, fixtures and equipment replacement fund	205	242
Notes receivable	114	79
Other	601	506
Cash and cash equivalents	539	554
Total assets	$13,040	$13,048

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,988	$3,993
Credit facility, including the term loans of $999 and $998, respectively	995	992
Mortgage and other debt	96	98
Total debt	5,079	5,083
Lease liabilities	564	560
Accounts payable and accrued expenses	260	351
Due to managers	60	54
Other	264	223
Total liabilities	6,227	6,271

Limited partnership interests of third parties	149	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,727	6,691
Accumulated other comprehensive loss	(67)	(83)
Total Host Hotels & Resorts, L.P. capital	6,661	6,609
Non-controlling interests—consolidated partnerships	3	3
Total capital	6,664	6,612
Total liabilities, limited partnership interests of third parties and capital	$13,040	$13,048

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
REVENUES
Rooms	$826	$825	$2,713	$2,563
Food and beverage	364	365	1,345	1,285
Other	141	129	453	408
Total revenues	1,331	1,319	4,511	4,256
EXPENSES
Rooms	222	216	680	632
Food and beverage	278	267	914	848
Other departmental and support expenses	357	345	1,096	1,022
Management fees	52	55	191	193
Other property-level expenses	103	108	321	313
Depreciation and amortization	196	197	587	565
Corporate and other expenses	27	25	83	81
Net gain on insurance settlements	(5)	(29)	(24)	(116)
Total operating costs and expenses	1,230	1,184	3,848	3,538
OPERATING PROFIT	101	135	663	718
Interest income	7	11	22	43
Interest expense	(60)	(59)	(175)	(156)
Other gains	122	1	148	1
Equity in earnings of affiliates	2	2	16	12
INCOME BEFORE INCOME TAXES	172	90	674	618
Provision for income taxes	(9)	(6)	(35)	(20)
NET INCOME	163	84	639	598
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$162	$83	$638	$597
Basic earnings per common unit	$0.24	$0.12	$0.93	$0.86
Diluted earnings per common unit	$0.24	$0.12	$0.93	$0.85

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
NET INCOME	$163	$84	$639	$598
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	2	8	(7)
Change in fair value of derivative instruments	1	1	1	2
Amounts reclassified from other comprehensive income	7	—	7	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	7	3	16	(5)
COMPREHENSIVE INCOME	170	87	655	593
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$169	$86	$654	$592

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2025 and 2024
(unaudited, in millions)

	Year-to-date ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$639	$598
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	587	565
Amortization of finance costs, discounts and premiums, net	9	7
Non-cash stock-based compensation expense	16	17
Other gains	(148)	(1)
Net gain on property insurance settlements	—	(76)
Equity in earnings of affiliates	(16)	(12)
Change in due from/to managers	(60)	51
Distributions from investments in affiliates	15	14
Property insurance proceeds - remediation costs	—	4
Payments for inventory costs	(67)	(36)
Changes in other assets	(7)	(14)
Changes in other liabilities	(1)	50
Net cash provided by operating activities	967	1,167

INVESTING ACTIVITIES
Proceeds from sales of assets, net	121	—
Proceeds from (issuance of) loan receivable	79	(6)
Return of investments in affiliates	3	1
Advances to and investments in affiliates	(65)	(42)
Acquisitions	—	(1,503)
Capital expenditures:
Renewals and replacements	(270)	(211)
Return on investment	(184)	(164)
Property insurance proceeds	16	74
Net cash used in investing activities	(300)	(1,851)

FINANCING ACTIVITIES
Financing costs	(4)	(12)
Issuances of debt	494	1,279
Draws on credit facility	—	890
Repayment of credit facility	—	(890)
Repurchase/redemption of senior notes	(500)	(400)
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Repurchase of common OP units	(205)	(107)
Distributions on common OP units	(492)	(606)
Distributions and payments to non-controlling interests	(1)	(1)
Other financing activities	(13)	(22)
Net cash provided by (used in) financing activities	(723)	129
Effects of exchange rate changes on cash held	4	(2)
NET DECREASE IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	(52)	(557)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$746	$806

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2025 and 2024
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$539	$564
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	205	240
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$746	$806
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2025	2024
Total interest paid	$170	$131
Income taxes paid	$9	$6
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of Washington Marriott at Metro Center in August 2025, we issued a $114 million loan to the buyer. The proceeds received from the sale are net of this loan.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2025, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of September 30, 2025, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2025, the results of our operations for the quarter and year-to-date ended September 30, 2025 and 2024, and cash flows for the year-to-date ended September 30, 2025 and 2024. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Income Taxes
Effective July 4, 2025, the One Big Beautiful Bill Act was approved, resulting in certain changes to U.S. tax legislation that will impact us and our stockholders. Key provisions include a permanent extension of the 20% deduction for qualified REIT dividends, an increase in the REIT asset test limit for taxable REIT subsidiaries from 20% to 25%, and a modification to the base on which the interest deduction limit applies by excluding depreciation, amortization and depletion from adjusted taxable income.
3.    Earnings Per Common Share (Unit)
Basic earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders) by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding. Diluted earnings per common share (unit) is computed by dividing net income attributable to common stockholders (unitholders), as adjusted for potentially dilutive securities, by the weighted average number of shares of Host Inc. common stock or Host L.P. common units outstanding plus other potentially dilutive securities. Dilutive securities may include shares granted under comprehensive stock plans or the Host L.P. common units distributed to Host Inc. to support such shares granted, and other non-controlling interests that have the option to convert their limited partner interests to Host L.P. common units. No effect is shown for any securities that are anti-dilutive. There are 8.6 million Host L.P. common units, which are convertible into 8.8 million Host Inc. common shares, that are not included in Host Inc.’s calculation of earnings per share as their effect is not dilutive. The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Net income	$163	$84	$639	$598
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(9)
Net income attributable to Host Inc.	$161	$82	$630	$589

Basic weighted average shares outstanding	687.5	700.9	692.6	703.1
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.0	1.5	1.9	1.6
Diluted weighted average shares outstanding	689.5	702.4	694.5	704.7
Basic earnings per common share	$0.23	$0.12	$0.91	$0.84
Diluted earnings per common share	$0.23	$0.12	$0.91	$0.84

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The calculation of Host L.P. basic and diluted earnings per unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Net income	$163	$84	$639	$598
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)	(1)
Net income attributable to Host L.P.	$162	$83	$638	$597

Basic weighted average units outstanding	681.8	695.5	687.0	697.7
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.9	1.4	1.9	1.6
Diluted weighted average units outstanding	683.7	696.9	688.9	699.3
Basic earnings per common unit	$0.24	$0.12	$0.93	$0.86
Diluted earnings per common unit	$0.24	$0.12	$0.93	$0.85
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2025	2024	2025	2024
San Diego	$124	$138	$387	$408
Orlando	95	96	372	354
New York	122	110	350	285
Florida Gulf Coast	63	69	339	357
Maui	98	83	314	277
San Francisco/San Jose	93	85	301	279
Phoenix	59	53	275	268
Washington, D.C. (Central Business District)	65	79	253	265
Miami	42	41	202	186
Oahu	51	31	150	50
Boston	42	44	118	120
Jacksonville	34	33	112	107
Chicago	46	44	110	107
Houston	30	34	108	112
Los Angeles/Orange County	35	37	105	103
Nashville	29	29	92	58
San Antonio	26	25	91	89
Seattle	36	36	87	86
New Orleans	18	22	78	80
Denver	29	31	76	79
Northern Virginia	22	23	71	72
Philadelphia	23	23	66	64
Atlanta	16	13	54	46
Austin	12	16	49	62
Other	93	99	276	269
Domestic	1,303	1,294	4,436	4,183
International	28	25	75	73
Total	$1,331	$1,319	$4,511	$4,256

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2025	December 31, 2024
Land and land improvements	$2,431	$2,457
Buildings and leasehold improvements	15,620	15,504
Furniture and equipment	2,633	2,546
Construction in progress	313	299
	20,997	20,806
Less accumulated depreciation and amortization	(10,327)	(9,900)
	$10,670	$10,906
6.    Investments in Affiliates
In September 2025, the Asia/Pacific joint venture, in which we own a 25% interest, sold its 36% share in two separate joint ventures in India to the existing shareholders thereof, representing our exit from our Asia investment. Our portion of the net proceeds to be received is approximately INR 1,550 million ($17 million), and we recorded a loss on sale of approximately $1 million, which includes the reclassification of a net loss due to foreign currency translation of $7 million that had been recognized previously in other comprehensive income (loss).

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	630	1	631	8
Changes in ownership and other	—	9	—	—	—	9	(9)
Other comprehensive income	—	—	16	—	—	16	—
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(416)	—	(416)	—
Redemptions of limited partner interests for common stock	—	10	—	—	—	10	(10)
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(5)
Repurchase of common stock	—	(205)	—	—	—	(205)	—
Balance, September 30, 2025	$7	$7,284	$(67)	$(563)	$3	$6,664	$149

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136
Net income	—	—	—	161	1	162	1
Changes in ownership and other	—	(14)	—	—	—	(14)	15
Other comprehensive income	—	—	7	—	—	7	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(139)	—	(139)	—
Redemptions of limited partner interests for common stock	—	2	—	—	—	2	(2)
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(1)
Balance, September 30, 2025	$7	$7,284	$(67)	$(563)	$3	$6,664	$149

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
Net income	—	—	—	589	1	590	8
Changes in ownership and other	—	26	—	—	(1)	25	(24)
Other comprehensive loss	—	—	(5)	—	—	(5)	—
Dividends declared on common stock	—	—	—	(424)	—	(424)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(6)
Repurchase of common stock	—	(107)	—	—	—	(107)	—
Balance, September 30, 2024	$7	$7,454	$(75)	$(674)	$3	$6,715	$167

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2024	$7	$7,500	$(78)	$(615)	$3	$6,817	$172
Net income	—	—	—	82	1	83	1
Changes in ownership and other	—	5	—	—	(1)	4	(3)
Other comprehensive income	—	—	3	—	—	3	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(141)	—	(141)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(3)
Repurchase of common stock	—	(57)	—	—	—	(57)	—
Balance, September 30, 2024	$7	$7,454	$(75)	$(674)	$3	$6,715	$167
Capital of Host L.P.
As of September 30, 2025, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	630	—	1	631	8
Changes in ownership and other	—	9	—	—	9	(9)
Other comprehensive income	—	—	16	—	16	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(416)	—	—	(416)	(5)
Redemptions of limited partner interests for common stock	—	10	—	—	10	(10)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(205)	—	—	(205)	—
Balance, September 30, 2025	$1	$6,727	$(67)	$3	$6,664	$149

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136
Net income	—	161	—	1	162	1
Changes in ownership and other	—	(14)	—	—	(14)	15
Other comprehensive income	—	—	7	—	7	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(139)	—	—	(139)	(1)
Redemptions of limited partner interests for common stock	—	2	—	—	2	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Balance, September 30, 2025	$1	$6,727	$(67)	$3	$6,664	$149

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
Net income	—	589	—	1	590	8
Changes in ownership and other	—	26	—	(1)	25	(24)
Other comprehensive loss	—	—	(5)	—	(5)	—
Distributions declared on common OP units	—	(424)	—	—	(424)	(6)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(107)	—	—	(107)	—
Balance, September 30, 2024	$1	$6,786	$(75)	$3	$6,715	$167

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2024	$1	$6,891	$(78)	$3	$6,817	$172
Net income	—	82	—	1	83	1
Changes in ownership and other	—	5	—	(1)	4	(3)
Other comprehensive income	—	—	3	—	3	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(141)	—	—	(141)	(3)
Repurchase of common OP units	—	(57)	—	—	(57)	—
Balance, September 30, 2024	$1	$6,786	$(75)	$3	$6,715	$167
Share Repurchases
There were no share repurchases during the third quarter of 2025. For the year-to-date ended September 30, 2025, we repurchased 13.1 million shares at an average price of $15.68 per share for a total of $205 million. As of September 30, 2025, there was $480 million available for repurchase under our common share repurchase program.
Issuance of Common Stock
As of September 30, 2025, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during year-to-date 2025.
Dividends/Distributions
On September 11, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2025 to stockholders of record as of September 30, 2025. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.    Dispositions
During the third quarter of 2025, we sold the Washington Marriott at Metro Center for $177 million, including $2 million of FF&E funds retained by us and a $114 million loan we provided to the buyer. We recorded a gain on sale of $122 million, which is included in other gains on the unaudited condensed consolidated statements of operations. The loan, which is included in notes receivable on our unaudited condensed consolidated balance sheet, has an initial interest rate of 6.5% and an initial scheduled maturity of August 28, 2027, which date may be extended by up to 12 months by the exercise of two 6-month extensions, each of which provides for an increase to the interest rate.
As of September 30, 2025, The St. Regis Houston is classified as held for sale, as it is under contract, subject to customary closing conditions, and we consider it probable that we will consummate such sale in the fourth quarter; however, there can be no assurances that we will complete the transaction.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	September 30, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$114	$114	$79	$80
Financial liabilities
Senior notes (Level 1)	3,988	3,958	3,993	3,838
Credit facility (Level 2)	995	1,000	992	1,000
Mortgage debt (Level 2)	96	92	98	91
10.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting, and our other real estate investment activities (primarily our equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of September 30, 2025. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30, 2025	December 31, 2024
	2025	2024	2025	2024
United States	$1,303	$1,294	$4,436	$4,183	$10,608	$10,852
Brazil	6	6	20	17	31	27
Canada	22	19	55	56	31	27
Total	$1,331	$1,319	$4,511	$4,256	$10,670	$10,906

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
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	Quarter ended September 30, 2025		Quarter ended September 30, 2024
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$826	$826	$825	$825
Food and beverage	364	364	365	365
Other	141	141	129	129
Total revenues	1,331	1,331	1,319	1,319
Expenses
Rooms	222	222	216	216
Food and beverage	278	278	267	267
Other departmental and support expenses	357	357	345	345
Management fees	52	52	55	55
Other property-level expenses	103	103	108	108
Other segment items (1)	(5)	(5)	—	—
Segment EBITDA	324	324	328	328
Adjustments and reconciling items:
Depreciation and amortization		(196)		(197)
Corporate and other expenses		(27)		(25)
Net gain on property insurance settlements		—		29
Interest income		7		11
Interest expense		(60)		(59)
Other gains		122		1
Equity in earnings of affiliates		2		2
Provision for income taxes		(9)		(6)
Consolidated Net Income		$163		$84
_____________
(1)Other segment items consist of gain on business interruption proceeds. This amount, combined with net gain on property insurance settlements, make up the amount of net gain on insurance settlements on our consolidated statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year-to-date ended September 30, 2025		Year-to-date ended September 30, 2024
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$2,713	$2,713	$2,563	$2,563
Food and beverage	1,345	1,345	1,285	1,285
Other	453	453	408	408
Total revenues	4,511	4,511	4,256	4,256
Expenses
Rooms	680	680	632	632
Food and beverage	914	914	848	848
Other departmental and support expenses	1,096	1,096	1,022	1,022
Management fees	191	191	193	193
Other property-level expenses	321	321	313	313
Other segment items (1)	(24)	(24)	(40)	(40)
Segment EBITDA	1,333	1,333	1,288	1,288
Adjustments and reconciling items:
Depreciation and amortization		(587)		(565)
Corporate and other expenses		(83)		(81)
Net gain on property insurance settlements		—		76
Interest income		22		43
Interest expense		(175)		(156)
Other gains		148		1
Equity in earnings of affiliates		16		12
Provision for income taxes		(35)		(20)
Consolidated Net Income		$639		$598

Capital Expenditures	$454	$454	$375	$375
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	September 30, 2025	December 31, 2024
Common OP units outstanding (millions)	8.6	9.2
Market price per Host Inc. common share	$17.02	$17.52
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$149	$165
Historical cost (millions)	86	90
Book value (millions) ⁽¹⁾	149	165
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the balance sheets consists of the third-party partnership interest of one majority-owned partnership.
12.    Contingencies
While many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively, the most significant damage sustained during the storms occurred at The Don CeSar, which reopened to guests on March 26, 2025, and all amenities reopened by the third quarter of 2025.
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $61 million, for which we have recorded a corresponding insurance receivable of $61 million. As of September 30, 2025, we have received $40 million of insurance proceeds related to these claims, of which $16 million reduced our receivable to $45 million. The remaining $24 million of these proceeds were recognized as a gain on business interruption, including $5 million recognized during the third quarter of 2025, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles.
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
Based on our analysis of legal proceedings with which we and our hotels' managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2025 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
Forward-Looking Statements
In this quarterly report on Form 10-Q, we make forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “expect,” “may,” “intend,” “predict,” “project,” “plan,” “will,” “estimate” and other similar terms and phrases, including references to assumptions and forecasts of future results. Forward-looking statements are based on management’s current expectations and assumptions and are not guarantees of future performance. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from those anticipated at the time the forward-looking statements are made.
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
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will continue to suppress international travel to the United States generally or decrease the labor pool, and risks that the current travel imbalance (i.e., elevated international U.S. outbound travel combined with a decrease in inbound travel to the U.S.) may remain elevated relative to historic levels;
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
•future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of the U.S. government shutdown which began on October 1, 2025, all of which could materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs (see also Part II, Item 1A. for further information on the risks relating to the U.S. federal government shutdown);
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

Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended September 30,	Year-to-date ended September 30,
2025	2024	Change	2025	2024	Change
Total revenues	$1,331	$1,319	0.9%	$4,511	$4,256	6.0%
Net income	163	84	94.0%	639	598	6.9%
Operating profit	101	135	(25.2%)	663	718	(7.7%)
Operating profit margin under GAAP	7.6%	10.2%	(260)	bps	14.7%	16.9%	(220)	bps
EBITDAre⁽¹⁾	$314	$353	(11.0%)	$1,313	$1,359	(3.4%)
Adjusted EBITDAre⁽¹⁾	319	330	(3.3%)	1,329	1,300	2.2%
Diluted earnings per common share	0.23	0.12	91.7%	0.91	0.84	8.3%
NAREIT FFO per diluted share⁽¹⁾	0.34	0.36	(5.6%)	1.54	1.53	0.7%
Adjusted FFO per diluted share⁽¹⁾	0.35	0.36	(2.8%)	1.56	1.55	0.6%

Comparable Hotel Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2025	2024	Change		2025	2024	Change
Comparable hotel revenues⁽¹⁾	$1,293	$1,282	0.9%		$4,388	$4,245	3.4%
Comparable hotel EBITDA⁽¹⁾	309	313	(1.3%)		1,283	1,258	2.0%
Comparable hotel EBITDA margin⁽¹⁾	23.9%	24.4%	(50)	bps	29.2%	29.6%	(40)	bps
Comparable hotel Total RevPAR⁽¹⁾	$335.42	$332.67	0.8%		$383.54	$369.71	3.7%
Comparable hotel RevPAR⁽¹⁾	208.07	207.58	0.2%		229.95	222.10	3.5%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 76 comparable hotels as of September 30, 2025 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $12 million, or 0.9%, and $255 million, or 6.0%, for the third quarter and year-to-date 2025, respectively, as compared to 2024. For the quarter, growth was moderate as continued strength in transient rates was mostly offset by weakness in group demand. Year-to-date, strong short-term transient demand has driven the RevPAR gains, while we continue to see increased out-of-room spend driving food and beverage and other revenues. The third quarter and year-to-date total revenues also benefited from the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay (collectively, the "2024 Acquisitions"), partially offset by the 2025 dispositions of The Westin Cincinnati and Washington Marriott at Metro Center (collectively, the "2025 Dispositions"). Comparable hotel RevPAR increased 0.2% and 3.5% for the quarter and year-to-date 2025, respectively, primarily due to the increase in room rates and strong transient demand, along with the continuing recovery in Maui, which collectively offset a decline in group demand due to difficult comparisons to prior year due to the timing of holidays and planned renovation disruption.

Comparable hotel Total RevPAR increased 0.8% and 3.7% for the third quarter and year-to-date of 2025, respectively, compared to 2024. For the quarter, the growth was led by our Atlanta, Maui and Oahu markets, with increases of 20.1%, 18.6% and 10.4%, respectively, compared to the third quarter of 2024. The outperformance in Atlanta compared to last year is primarily due to the completion of planned renovations that impacted the results in 2024, while Oahu saw increases in both rate and occupancy driven by strong group bookings, and Maui continued its recovery from the wildfires. These strong performances were partially offset by comparable hotel Total RevPAR declines in our Austin and New Orleans markets of 30.5% and 16.4%, respectively. Both markets were impacted by large-scale renovation projects at certain properties, while Austin was further impacted by the multi-year closure of the city's convention center that started earlier in 2025. At some of our larger markets, comparable hotel Total RevPAR increases in New York and San Francisco of 9.1% and 8.6%, respectively, due to strong citywides and transient demand, offset decreases in our Washington, D.C. and San Diego markets, of 12.9% and 9.9%, respectively, with both markets affected by large-scale renovation projects at certain properties.
Operating profit
For the third quarter and year-to-date 2025, operating profit margin under GAAP was 7.6% and 14.7%, respectively, a decline of 260 basis points and 220 basis points compared to the same periods in 2024, primarily due to a $24 million and $92 million decrease in net gains on insurance settlements recognized during the quarter and year-to-date, respectively. Comparable hotel EBITDA margin was 23.9% and 29.2%, for the third quarter and year-to-date 2025, respectively, a decline of 50 basis points and 40 basis points. Both the third quarter and year-to-date 2025 were affected by an increase in wages expense. Year-to-date growth in room rates was able to offset those increases, but was further affected by a decrease in net gains on insurance settlements for comparable hotels of $21 million.
Net income, Adjusted EBITDAre and Adjusted FFO per share
Net income increased $79 million and $41 million for the quarter and year-to-date 2025, respectively, as recent acquisitions, improvements in operating results and a $122 million gain on asset sales in the third quarter offset the declines in net gains on insurance settlements noted above and increases in interest expense and income taxes. These changes led to an increase in diluted earnings per share of $0.11, or 91.7%, and $0.07, or 8.3%, for the quarter and year-to-date, respectively. Adjusted EBITDAre, which excludes gain on property insurance, gain on asset sale, depreciation, interest expense and taxes, decreased $11 million for the third quarter and increased $29 million year-to-date. For the quarter, improvements in revenues were offset by wage increases, while year-to-date exceeded 2024 as stronger improvements in room rates and earnings from the 2024 Acquisitions more than offset the decline in business interruption proceeds and wage increases. Adjusted FFO per diluted share decreased $0.01, or 2.8%, for the quarter and increased $0.01, or 0.6%, year-to-date, reflecting the changes in Adjusted EBITDAre, further reduced by increases in interest expense and income taxes, which are included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
During year-to-date 2025, strong leisure transient demand has led to year-over-year comparable hotel RevPAR improvement of 3.5%. Results reflect the improving leisure demand on Maui and an increase in transient revenue driven by higher average rates, particularly at our resorts. Overall, year-to-date results have not reflected material impacts from recent economic policy changes, including heightened tariffs; however, as anticipated, group demand declined in the third quarter primarily due to renovation disruption and a shift in the timing of holidays.
For the fourth quarter, we expect that demand will continue to be driven by transient business, as we anticipate continued softness in short-term group bookings due to persistent uncertainty surrounding trade and U.S. economic policy. Additionally, international inbound travel continues to face headwinds from shifting global travel patterns, as evolving trade and immigration policy tempers inbound demand, while outbound travel remains elevated. Broader risks to economic growth remain, including the economic effects of the ongoing government shutdown that began on October 1, 2025, high interest rates, geopolitical instability, and a labor market that, while not deteriorating sharply, appears increasingly stagnant as both labor participation and hiring momentum plateau. Despite these pressures, U.S. GDP growth consensus expectations for 2025 have been revised up to 1.9%, reflecting resilience in consumer spending and tech-driven investment. Nonetheless, this still represents a slowdown from 2.8% growth in 2024, and the outlook for the final quarter of 2025 remains cautious.

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
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2025 will be approximately 3.0%, reflecting modest growth in the fourth quarter and the assumption of limited impacts from the government shutdown, which are comparable to what was experienced in October. In addition, we continue to expect margins to decline in comparison to 2024, driven by higher wages and benefits, including increases driven by new union contracts in certain cities.
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
Strategic Initiatives
Dispositions. During the third quarter, we sold the Washington Marriott at Metro Center for $177 million, including $2 million of FF&E funds retained by us, and provided a $114 million loan to the buyer. We recorded a gain on sale of $122 million.
In September 2025, the Asia/Pacific joint venture, in which we own a 25% interest, sold its 36% share in two separate joint ventures in India to the existing shareholders thereof, representing our exit from our Asia investment. Our portion of the net proceeds to be received is approximately INR 1,550 million ($17 million).
Capital Projects. Through the third quarter of 2025, we spent approximately $184 million on return on investment ("ROI") capital projects, $200 million on renewal and replacement projects, and $70 million on hurricane and other restoration work. This included our restoration efforts at The Don CeSar following Hurricanes Helene and Milton, for which we estimate the total property reconstruction and remediation costs, including resiliency enhancements, to be approximately $105 million, of which approximately 30% relates to remediation costs. The Don CeSar reopened to guests on March 26, 2025, as part of a phased reopening, with the final amenities reopened during the third quarter. As of September 30, 2025, we have received total insurance proceeds of $40 million related to our claims, of which $24 million has been recognized as business interruption proceeds, including $5 million in the third quarter of 2025.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Approximately 65% of the total estimated costs of the program have been spent as of September 30, 2025, and we spent approximately $104 million year-to-date 2025, which is included in ROI capital projects. During the third quarter of 2025, we substantially completed the transformational renovations at the Hyatt Regency Washington on Capitol Hill, including rooms, public space, and food and beverage outlets.
We reached an agreement with Marriott International to complete a second transformational capital program at four properties over a four-year period. These portfolio investments are designed to better position the assets to compete in their respective markets and enhance long-term performance. We expect to spend between $300 million and $350 million through 2029. In exchange, Marriott has provided enhanced owner priority returns on the agreed upon investments and operating profit guarantees of approximately $22 million, including $1 million in each of the third and fourth quarters of 2025, to offset expected business disruption.
For full year 2025, we expect total capital expenditures of $605 million to $640 million, consisting of ROI projects of approximately $280 million to $295 million, renewal and replacement expenditures of $250 million to $265 million, and $75 million to $80 million for the restoration work from the damage caused by Hurricanes Helene and Milton.

The full year ROI project spend includes approximately $190 million to $195 million for the Marriott and Hyatt transformational capital programs discussed above.
Construction continued on the development of 40 condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. The mid-rise building is expected to be completed in the fourth quarter of 2025, and the villas are expected to be completed in the first half of 2026. Year-to-date 2025, we spent $67 million in development costs for this project and expect full year 2025 development costs for this project to be $80 million to $85 million.
Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2025	2024	Change	2025	2024	Change
Total revenues	$1,331	$1,319	0.9%	$4,511	$4,256	6.0%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,208	1,188	1.7%	3,789	3,573	6.0%
Corporate and other expenses	27	25	8.0%	83	81	2.5%
Net gain on insurance settlements	5	29	(82.8)%	24	116	(79.3)%
Operating profit	101	135	(25.2)%	663	718	(7.7)%
Interest expense	60	59	1.7%	175	156	12.2%
Other gains	122	1	N/M	148	1	N/M
Provision for income taxes	9	6	50.0%	35	20	75.0%

Host Inc.:
Net income attributable to non-controlling interests	2	2	—%	9	9	—%
Net income attributable to Host Inc.	161	82	96.3%	630	589	7.0%

Host L.P.:
Net income attributable to non-controlling interests	1	1	—%	1	1	—%
Net income attributable to Host L.P.	162	83	95.2%	638	597	6.9%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less corporate and other expenses and net gain on insurance settlements.
N/M = Not meaningful.

Statements of Operations Results and Trends
Hotel Sales Overview
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2025	2024	Change	2025	2024	Change
Revenues:
Rooms	$826	$825	0.1%	$2,713	$2,563	5.9%
Food and beverage	364	365	(0.3%)	1,345	1,285	4.7%
Other	141	129	9.3%	453	408	11.0%
Total revenues	$1,331	$1,319	0.9%	$4,511	$4,256	6.0%

Total revenues for the third quarter and year-to-date increased 0.9% and 6.0%, respectively, compared to 2024, due to an increase in room rates driven by strong transient demand and continued strength in out-of-room spend, partially offset by a decline in group demand due to planned renovation disruption. Third quarter and year-to-date total revenues also benefited from the operations of our 2024 Acquisitions. These improvements more than offset the negative impact on revenues resulting from our 2025 Dispositions and the closure of The Don CeSar from September 2024 to March 2025 due to Hurricanes Helene and Milton.
Rooms. Total rooms revenues increased $1 million, or 0.1%, and $150 million, or 5.9%, for the third quarter and year-to-date, respectively, compared to 2024, reflecting the increase at our comparable hotels of $2 million, or 0.3%, and $81 million, or 3.2%, for the third quarter and year-to-date, respectively, due primarily to an increase in average room rate of 3.0% and 4.3%, respectively, driven by transient demand. For the third quarter, total rooms revenue was negatively impacted by the 2025 Dispositions (which occurred in June and August of 2025), while year-to-date benefitted from the 2024 Acquisitions.
Food and beverage. Total food and beverage ("F&B") revenues decreased $1 million, or 0.3%, for the quarter and increased $60 million, or 4.7%, year-to-date, compared to 2024. The third quarter decline was due to a decrease in comparable F&B revenues of $1 million, or 0.3%, as an increase in F&B outlet revenue from strong transient demand was able to mostly offset the decline in banquet and AV revenues from lower group business. Year-to-date, F&B revenues reflect the results of the 2024 Acquisitions and an increase in comparable F&B revenues of $35 million, or 2.7%, driven by strong outlet revenues from our resorts, specifically our Maui resorts as the recovery continues, as well as the completion of ROI projects at several restaurant locations.
Other revenues. Total other revenues increased $12 million, or 9.3%, and $45 million, or 11.0%, for the quarter and year-to-date, respectively, compared to 2024, due to the results from the 2024 Acquisitions and the increase at our comparable hotels of $10 million, or 7.9%, and $27 million, or 6.5%, for the quarter and year-to-date, respectively. This growth was primarily due to an increase in spa, golf and other ancillary revenues, boosted by the continued recovery on Maui.

Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2025	2024	Change	2025	2024	Change
Expenses:
Rooms	$222	$216	2.8%	$680	$632	7.6%
Food and beverage	278	267	4.1%	914	848	7.8%
Other departmental and support expenses	357	345	3.5%	1,096	1,022	7.2%
Management fees	52	55	(5.5)%	191	193	(1.0)%
Other property-level expenses	103	108	(4.6)%	321	313	2.6%
Depreciation and amortization	196	197	(0.5)%	587	565	3.9%
Total property-level operating expenses	$1,208	$1,188	1.7%	$3,789	$3,573	6.0%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. These expenses increased approximately 4% and 5% on a per available room basis for the quarter and year-to-date, respectively, compared to 2024, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 6% in 2025.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increase in expenses for the third quarter and year-to-date 2025 compared to 2024 for rooms, food and beverage, and other departmental and support was generally due to the corresponding increases in revenues due to the 2024 Acquisitions, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as described below:
Rooms. Rooms expenses increased $6 million, or 2.8%, and $48 million, or 7.6%, for the quarter and year-to-date, respectively. Our comparable hotels rooms expenses increased $6 million, or 2.8%, and $29 million, or 4.6%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $11 million, or 4.1%, and $66 million, or 7.8%, for the quarter and year-to-date, respectively. For our comparable hotels, F&B expenses increased $8 million, or 3.1%, and $40 million, or 4.7%, for the quarter and year-to-date, respectively. Overall, F&B costs as a percentage of revenues increased year over year as a result of increased wages and benefits.
Other departmental and support expenses. Other departmental and support expenses increased $12 million, or 3.5%, and $74 million, or 7.2%, for the quarter and year-to-date, respectively. On a comparable hotel basis, other departmental and support expenses increased $9 million, or 2.8%, and $35 million, or 3.4%, for the quarter and year-to-date, respectively. These increases were primarily due to higher wage expense.
Management fees. Total management fees decreased $3 million, or 5.5%, and $2 million, or 1.0%, for the quarter and year-to-date, respectively. Base management fees, which generally are calculated as a percentage of total revenues, decreased $1 million, or 2.7%, for the quarter and increased $4 million, or 3.3%, year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $2 million, or 11.1%, and $6 million, or 8.2%, for the quarter and year-to-date, respectively, due to disruption from planned renovations.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $5 million, or 4.6%, for the quarter due to higher operating profit guarantees received from our hotel managers related to the transformational capital programs in 2025 as compared to 2024, reflecting the timing of projects included in the programs. Year-to-date, other property-level expenses increased $8 million, or 2.6%, primarily due to increases in property taxes and increases due to the 2024 Acquisitions. Other property-level expenses at our comparable hotels decreased $5 million, or 5.3%, and $3 million, or 1.0% for the quarter and year-to-date, respectively.
Other Income and Expense
Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
General and administrative costs	$22	$19	$67	$64
Non-cash stock-based compensation expense	5	6	16	17
Total	$27	$25	$83	$81
Net gain on insurance settlements. The following table details our gain on insurance settlements for property damage and business interruption, net of property damage and remediation losses, related to Hurricanes Ian, Helene and Milton, as well as the 2023 Maui wildfires, for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Property damage
Hurricane Ian	$—	$25	$—	$72
Other	—	4	—	4
Business interruption
Hurricanes Helene/Milton	5	—	24	—
Hurricane Ian	—	—	—	19
Maui wildfires	—	—	—	21
Net gain on insurance settlements	$5	$29	$24	$116
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

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Cash interest expense ⁽¹⁾	$56	$57	$166	$149
Non-cash interest expense	4	2	9	7
Total interest expense	$60	$59	$175	$156
_________
(1)Including the change in accrued interest, total cash interest paid was $51 million and $40 million for the quarters ended September 30, 2025 and 2024, respectively, and $170 million and $131 million year-to-date 2025 and 2024, respectively.

Other gains. Other gains include the $122 million gain on sale of the Washington Marriott at Metro Center during the third quarter of 2025 and the $21 million gain on sale of The Westin Cincinnati during the second quarter of 2025.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the third quarter and year-to-date of 2025, we recorded a net income tax provision of $9 million and $35 million, respectively, primarily due to the profitability of hotel operations retained by the TRS. The increase for year-to-date, as compared to 2024, is also due to the recognition of federal income tax credits related to the installation of a co-generation plant at one of our properties in 2024.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended September 30, 2025 and 2024, respectively, on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of September 30, 2025		Quarter ended September 30, 2025				Quarter ended September 30, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$611.54	69.9%	$427.23	$675.34	$626.00	57.0%	$356.87	$569.42	19.7%	18.6%
Jacksonville	1	446	516.44	72.4%	374.11	826.86	500.84	71.6%	358.59	805.21	4.3%	2.7%
Oahu (1)	2	876	481.95	83.8%	403.71	620.81	458.26	81.6%	373.80	562.08	8.0%	10.4%
Miami	2	1,038	387.67	59.1%	229.04	433.63	366.49	59.2%	216.89	414.64	5.6%	4.6%
Florida Gulf Coast	4	1,529	375.39	42.7%	160.16	350.93	321.25	55.6%	178.55	382.02	(10.3%)	(8.1%)
New York	3	2,720	400.99	88.9%	356.36	487.87	379.23	87.5%	331.84	447.06	7.4%	9.1%
Phoenix	3	1,545	262.62	61.9%	162.56	410.51	269.17	54.5%	146.75	374.60	10.8%	9.6%
Nashville	2	721	330.15	77.6%	256.22	449.68	335.61	80.5%	270.28	435.21	(5.2%)	3.3%
Orlando	2	2,448	346.50	53.4%	185.18	421.34	312.21	60.3%	188.39	426.35	(1.7%)	(1.2%)
Los Angeles/Orange County	3	1,067	308.01	76.7%	236.26	354.62	303.51	81.9%	248.54	369.47	(4.9%)	(4.0%)
San Diego	3	3,294	302.44	76.9%	232.44	410.75	305.38	84.2%	257.27	455.83	(9.7%)	(9.9%)
Boston	2	1,496	297.49	79.6%	236.86	303.04	301.09	84.4%	253.98	316.86	(6.7%)	(4.4%)
Washington, D.C. (CBD)	4	2,786	265.42	56.6%	150.31	232.09	263.04	67.1%	176.54	266.46	(14.9%)	(12.9%)
Philadelphia	2	810	231.56	83.9%	194.39	301.51	236.34	83.7%	197.75	298.37	(1.7%)	1.1%
Northern Virginia	2	916	254.61	72.4%	184.39	268.82	246.97	74.3%	183.58	272.79	0.4%	(1.5%)
Chicago	3	1,562	275.28	83.7%	230.39	323.52	284.56	79.3%	225.77	302.96	2.0%	6.8%
Seattle	2	1,315	278.57	82.7%	230.37	292.94	278.67	84.2%	234.60	295.93	(1.8%)	(1.0%)
San Francisco/San Jose	6	4,162	228.63	74.7%	170.68	243.57	221.47	71.4%	158.03	224.25	8.0%	8.6%
Atlanta	2	810	205.50	69.2%	142.11	218.67	193.10	62.3%	120.29	182.01	18.1%	20.1%
Houston	4	1,710	195.20	61.2%	119.37	163.15	195.95	69.7%	136.51	186.16	(12.6%)	(12.4%)
San Antonio	2	1,512	207.97	58.2%	121.08	186.09	201.02	56.3%	113.14	179.56	7.0%	3.6%
Denver	3	1,342	213.29	74.8%	159.43	230.23	212.74	82.1%	174.65	252.81	(8.7%)	(8.9%)
New Orleans	1	1,333	150.07	58.8%	88.31	151.18	161.65	68.4%	110.53	180.91	(20.1%)	(16.4%)
Austin	2	769	205.41	41.4%	85.07	157.45	206.04	60.4%	124.50	226.42	(31.7%)	(30.5%)
Other	8	2,551	301.73	70.5%	212.81	327.45	301.01	68.5%	206.27	323.59	3.2%	1.2%
Domestic	71	40,338	302.35	69.5%	210.04	340.12	293.19	71.7%	210.08	338.13	—%	0.6%

International	5	1,499	214.10	72.3%	154.77	206.87	206.99	67.6%	140.02	183.91	10.5%	12.5%
All Locations	76	41,837	$299.07	69.6%	$208.07	$335.42	$290.27	71.5%	$207.58	$332.67	0.2%	0.8%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Comparable Hotel Results by Location

	As of September 30, 2025		Year-to-date ended September 30, 2025				Year-to-date ended September 30, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$641.29	71.8%	$460.58	$728.70	$658.69	59.3%	$390.76	$639.14	17.9%	14.0%
Jacksonville	1	446	546.80	74.6%	407.90	918.63	527.92	74.2%	391.58	876.65	4.2%	4.8%
Oahu (1)	2	876	482.90	83.5%	403.43	618.34	454.33	82.5%	374.93	589.86	7.6%	4.8%
Miami	2	1,038	541.24	72.8%	394.28	694.08	521.24	70.2%	365.80	636.48	7.8%	9.1%
Florida Gulf Coast	4	1,529	518.80	65.0%	337.19	734.07	480.88	68.8%	330.77	699.62	1.9%	4.9%
New York	3	2,720	381.66	85.9%	327.75	471.21	360.45	82.9%	298.70	421.87	9.7%	11.7%
Phoenix	3	1,545	389.03	71.5%	278.30	651.58	393.86	69.8%	275.08	632.88	1.2%	3.0%
Nashville	2	721	338.77	80.7%	273.48	469.46	341.19	80.8%	275.55	445.00	(0.8%)	5.5%
Orlando	2	2,448	398.78	65.9%	262.80	556.99	363.77	68.3%	248.43	527.80	5.8%	5.5%
Los Angeles/Orange County	3	1,067	306.41	78.2%	239.47	361.29	297.47	79.1%	235.16	350.72	1.8%	3.0%
San Diego	3	3,294	302.30	76.2%	230.25	430.73	298.26	81.5%	243.21	452.45	(5.3%)	(4.8%)
Boston	2	1,496	291.42	75.7%	220.46	287.97	280.49	79.8%	223.91	292.37	(1.5%)	(1.5%)
Washington, D.C. (CBD)	4	2,786	312.81	63.6%	198.84	290.96	289.60	69.6%	201.45	300.31	(1.3%)	(3.1%)
Philadelphia	2	810	235.96	82.1%	193.71	295.87	233.93	80.5%	188.37	286.45	2.8%	3.3%
Northern Virginia	2	916	268.51	68.6%	184.16	284.99	255.73	73.0%	186.80	287.34	(1.4%)	(0.8%)
Chicago	3	1,562	252.43	72.0%	181.64	258.88	255.00	70.5%	179.73	249.82	1.1%	3.6%
Seattle	2	1,315	251.35	71.8%	180.44	240.72	254.22	70.5%	179.21	239.04	0.7%	0.7%
San Francisco/San Jose	6	4,162	255.37	70.3%	179.44	265.08	245.14	68.2%	167.30	244.90	7.3%	8.2%
Atlanta	2	810	214.99	68.2%	146.72	244.64	204.24	61.4%	125.42	207.89	17.0%	17.7%
Houston	4	1,710	209.62	68.2%	142.92	198.42	203.11	73.9%	150.03	205.12	(4.7%)	(3.3%)
San Antonio	2	1,512	223.44	61.8%	138.18	219.96	216.80	61.4%	133.13	214.38	3.8%	2.6%
Denver	3	1,342	203.98	67.2%	137.17	207.38	201.25	70.5%	141.92	215.52	(3.3%)	(3.8%)
New Orleans	1	1,333	205.67	65.4%	134.43	215.07	191.16	72.3%	138.16	219.14	(2.7%)	(1.9%)
Austin	2	769	238.80	52.4%	125.10	231.79	247.35	66.2%	163.68	292.67	(23.6%)	(20.8%)
Other	8	2,551	309.70	68.5%	212.05	328.96	304.18	65.2%	198.32	311.62	6.9%	5.6%
Domestic	71	40,338	328.28	71.1%	233.53	390.93	314.22	71.8%	225.74	376.74	3.4%	3.8%

International	5	1,499	196.33	67.9%	133.40	183.36	196.00	63.2%	123.88	178.79	7.7%	2.6%
All Locations	76	41,837	$323.76	71.0%	$229.95	$383.54	$310.48	71.5%	$222.10	$369.71	3.5%	3.7%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2025	2024	Quarter ended September 30, 2025				Quarter ended September 30, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$611.54	69.9%	$427.23	$675.34	$626.00	57.0%	$356.87	$569.42	19.7%	18.6%
Jacksonville	1	1	516.44	72.4%	374.11	826.86	500.84	71.6%	358.59	805.21	4.3%	2.7%
Oahu	2	2	481.95	83.8%	403.71	620.81	386.23	82.6%	318.97	462.52	26.6%	34.2%
Miami	2	2	387.67	59.1%	229.04	433.63	366.49	59.2%	216.89	414.64	5.6%	4.6%
Florida Gulf Coast	5	5	372.69	46.3%	172.40	369.38	332.00	57.0%	189.13	403.96	(8.8%)	(8.6%)
New York	3	3	400.99	88.9%	356.36	487.87	378.23	87.7%	331.88	441.73	7.4%	10.4%
Phoenix	3	3	262.62	61.9%	162.56	410.51	269.17	54.5%	146.75	374.60	10.8%	9.6%
Nashville	2	2	330.15	77.6%	256.22	449.68	335.61	80.5%	270.28	435.21	(5.2%)	3.3%
Orlando	2	2	346.50	53.4%	185.18	421.34	312.21	60.3%	188.39	426.35	(1.7%)	(1.2%)
Los Angeles/Orange County	3	3	308.01	76.7%	236.26	354.62	303.51	81.9%	248.54	369.47	(4.9%)	(4.0%)
San Diego	3	3	302.44	76.9%	232.44	410.75	305.38	84.2%	257.27	455.83	(9.7%)	(9.9%)
Boston	2	2	297.49	79.6%	236.86	303.04	301.09	84.4%	253.98	316.86	(6.7%)	(4.4%)
Washington, D.C. (CBD)	4	5	260.24	57.4%	149.50	227.53	261.33	69.0%	180.29	265.21	(17.1%)	(14.2%)
Philadelphia	2	2	231.56	83.9%	194.39	301.51	236.34	83.7%	197.75	298.37	(1.7%)	1.1%
Northern Virginia	2	2	254.61	72.4%	184.39	268.82	246.97	74.3%	183.58	272.79	0.4%	(1.5%)
Chicago	3	3	275.28	83.7%	230.39	323.52	284.56	79.3%	225.77	302.96	2.0%	6.8%
Seattle	2	2	278.57	82.7%	230.37	292.94	278.67	84.2%	234.60	295.93	(1.8%)	(1.0%)
San Francisco/San Jose	6	6	228.63	74.7%	170.68	243.57	221.47	71.4%	158.03	224.25	8.0%	8.6%
Atlanta	2	2	205.50	69.2%	142.11	218.67	193.10	62.3%	120.29	182.01	18.1%	20.1%
Houston	5	5	204.97	58.2%	119.28	164.24	207.33	66.6%	138.07	189.00	(13.6%)	(13.1%)
San Antonio	2	2	207.97	58.2%	121.08	186.09	201.02	56.3%	113.14	179.56	7.0%	3.6%
Denver	3	3	213.29	74.8%	159.43	230.23	212.74	82.1%	174.65	252.81	(8.7%)	(8.9%)
New Orleans	1	1	150.07	58.8%	88.31	151.18	161.65	68.4%	110.53	180.91	(20.1%)	(16.4%)
Austin	2	2	205.41	41.4%	85.07	157.45	206.04	60.4%	124.50	226.42	(31.7%)	(30.5%)
Other	9	10	353.05	67.2%	237.21	361.71	325.57	69.7%	226.89	348.53	4.5%	3.8%
Domestic	74	76	305.68	69.0%	210.84	341.26	293.06	71.6%	209.71	336.55	0.5%	1.4%

International	5	5	214.10	72.3%	154.77	206.87	206.99	67.6%	140.02	183.91	10.5%	12.5%
All Locations	79	81	$302.34	69.1%	$208.89	$336.63	$290.24	71.4%	$207.30	$331.32	0.8%	1.6%

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2025	2024	Year-to-date ended September 30, 2025				Year-to-date ended September 30, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$641.29	71.8%	$460.58	$728.70	$658.69	59.3%	$390.76	$639.14	17.9%	14.0%
Jacksonville	1	1	546.80	74.6%	407.90	918.63	527.92	74.2%	391.58	876.65	4.2%	4.8%
Oahu	2	2	482.90	83.5%	403.43	618.34	286.14	90.3%	258.41	343.46	56.1%	80.0%
Miami	2	2	541.24	72.8%	394.28	694.08	521.24	70.2%	365.80	636.48	7.8%	9.1%
Florida Gulf Coast	5	5	500.78	62.0%	310.25	662.29	474.03	70.0%	331.62	694.60	(6.4%)	(4.7%)
New York	3	3	381.66	85.9%	327.75	471.21	347.40	83.0%	288.45	406.46	13.6%	15.9%
Phoenix	3	3	389.03	71.5%	278.30	651.58	393.86	69.8%	275.08	632.88	1.2%	3.0%
Nashville	2	2	338.77	80.7%	273.48	469.46	355.57	84.0%	298.70	474.17	(8.4%)	(1.0%)
Orlando	2	2	398.78	65.9%	262.80	556.99	363.77	68.3%	248.43	527.80	5.8%	5.5%
Los Angeles/Orange County	3	3	306.41	78.2%	239.47	361.29	297.47	79.1%	235.16	350.72	1.8%	3.0%
San Diego	3	3	302.30	76.2%	230.25	430.73	298.26	81.5%	243.21	452.45	(5.3%)	(4.8%)
Boston	2	2	291.42	75.7%	220.46	287.97	280.49	79.8%	223.91	292.37	(1.5%)	(1.5%)
Washington, D.C. (CBD)	4	5	309.88	65.0%	201.57	290.56	289.07	71.0%	205.24	298.07	(1.8%)	(2.5%)
Philadelphia	2	2	235.96	82.1%	193.71	295.87	233.93	80.5%	188.37	286.45	2.8%	3.3%
Northern Virginia	2	2	268.51	68.6%	184.16	284.99	255.73	73.0%	186.80	287.34	(1.4%)	(0.8%)
Chicago	3	3	252.43	72.0%	181.64	258.88	255.00	70.5%	179.73	249.82	1.1%	3.6%
Seattle	2	2	251.35	71.8%	180.44	240.72	254.22	70.5%	179.21	239.04	0.7%	0.7%
San Francisco/San Jose	6	6	255.37	70.3%	179.44	265.08	245.14	68.2%	167.30	244.90	7.3%	8.2%
Atlanta	2	2	214.99	68.2%	146.72	244.64	204.24	61.4%	125.42	207.89	17.0%	17.7%
Houston	5	5	221.02	65.5%	144.79	203.16	215.18	70.9%	152.65	210.55	(5.1%)	(3.5%)
San Antonio	2	2	223.44	61.8%	138.18	219.96	216.80	61.4%	133.13	214.38	3.8%	2.6%
Denver	3	3	203.98	67.2%	137.17	207.38	201.25	70.5%	141.92	215.52	(3.3%)	(3.8%)
New Orleans	1	1	205.67	65.4%	134.43	215.07	191.16	72.3%	138.16	219.14	(2.7%)	(1.9%)
Austin	2	2	238.80	52.4%	125.10	231.79	247.35	66.2%	163.68	292.67	(23.6%)	(20.8%)
Other	9	10	332.51	66.4%	220.82	339.56	312.71	65.8%	205.79	317.66	7.3%	6.9%
Domestic	74	76	329.75	70.7%	233.06	388.90	310.56	71.7%	222.80	370.84	4.6%	4.9%

International	5	5	196.33	67.9%	133.40	183.36	196.00	63.2%	123.88	178.79	7.7%	2.6%
All Locations	79	81	$325.30	70.6%	$229.61	$381.82	$306.99	71.4%	$219.32	$364.14	4.7%	4.9%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 60%, 36%, and 4%, respectively, of our full year 2024 room sales. The information below is derived from business mix results from the 76 comparable hotels owned as of September 30, 2025, which excludes one hotel that was held-for-sale. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the third quarter and year-to-date 2025, transient revenue increased by 1.7% and 4.6%, respectively, reflecting an increase in average rates of 3.0% and 4.6% for the quarter and year-to-date, respectively, driven by strong transient demand and improving leisure demand on Maui. As anticipated, group revenue decreased by 4.7% and 0.9% for the third quarter and year-to-date, respectively, as a result of planned renovation disruption from the Hyatt Transformational Capital

Program and business mix shifting from group to transient in Maui in the first half of the year. In addition, the decline for the third quarter was also affected by a shift in the timing of holidays.
The following are the results of our transient, group and contract business:

	Quarter ended September 30, 2025			Year-to-date ended September 30, 2025
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,535	928	219	4,383	3,127	616
Percent change in room nights vs. same period in 2024	(1.2%)	(7.8%)	11.6%	—%	(4.7%)	12.5%
Rooms revenues (in millions)	$507	$249	$46	$1,571	$926	$134
Percent change in revenues vs. same period in 2024	1.7%	(4.7%)	14.5%	4.6%	(0.9%)	18.8%
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
Capital Resources. As of September 30, 2025, we had $539 million of cash and cash equivalents, $205 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. There were no share repurchases during the third quarter of 2025. At September 30, 2025, we had $480 million available for repurchase under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the third quarter of 2025. As of September 30, 2025, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2025, net cash provided by operating activities was $967 million compared to $1,167 million for year-to-date in 2024. The decrease was due to payments for condominium inventory and increased interest payments, which offset increases in cash from improved operations at our properties.
Cash Used in Investing Activities. Net cash used in investing activities was $300 million for year-to-date in 2025 compared to $1,851 million for year-to-date in 2024. Cash used in investing activities year-to-date in 2025 and 2024 included $454 million and $375 million of capital expenditures, respectively, as well as investments in our joint ventures, while 2024 also included the acquisition of four hotels for approximately $1.5 billion. Cash provided by investing activities in 2025 included proceeds from the sale of two hotels and the repayment of a note receivable.

The following table summarizes significant dispositions that have been completed through November 5, 2025 (in millions):

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions/Return of Investments in Affiliates
September	2025	Disposition of Asia/Pacific joint venture's interest in the India JV⁽²⁾	$17	$17
August	2025	Disposition of Washington Marriott at Metro Center⁽³⁾	59	177
June	2025	Disposition of The Westin Cincinnati	58	60
February	2025	Receipt of The Camby, Autograph Collection note receivable⁽⁴⁾	79	—
		Total	$213	$254
___________
(1)Proceeds are net of transfer taxes, other sales costs, and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)Represents Host's portion to be received from the Asia/Pacific joint venture's sale of a 36% share in seven hotels and an office building in India for approximately INR 6.2 billion ($70 million).
(3)In connection with the sale of Washington Marriott at Metro Center, we issued a loan to the purchaser with a principal balance of $114 million. The disposition proceeds shown are net of the loan and $2 million of FF&E funds retained by us.
(4)In connection with the sale of The Camby, Autograph Collection, we issued a loan to the purchaser. The loan was repaid in February 2025.
Cash Provided by (Used in) Financing Activities. Year-to-date in 2025, net cash used in financing activities was $723 million compared to cash provided by financing activities of $129 million for year-to-date in 2024. Cash used in financing activities in both 2025 and 2024 primarily related to the payment of common stock dividends, common stock repurchases, and the repayment of senior notes. Cash provided by financing activities year-to-date in both 2025 and 2024 included the proceeds from the issuance of new senior notes.
The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed through November 5, 2025 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
May	2025	Issuance of $500 million 5.7% Series M senior notes	$490
		Total issuances	$490
The following table summarizes significant debt repayments that have been completed through November 5, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt Repayments
May	2025	Repayment of $500 million 4% Series E senior notes	$(500)
		Total cash repayments	$(500)
The following table summarizes significant equity transactions that have been completed through November 5, 2025 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - October	2025	Dividend payment⁽¹⁾⁽²⁾	$(623)
January - June	2025	Repurchase of 13.1 million shares of Host Inc. common stock	(205)
		Cash payments on equity transactions	$(828)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $631 million to its common OP unit holders.
(2)Includes the fourth quarter 2024 dividend that was paid in January 2025.

Debt
As of September 30, 2025, our total debt was $5.1 billion, with a weighted average interest rate of 4.9% and a weighted average maturity of 5.2 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
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
At September 30, 2025, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.8x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.3x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	6.9x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2025:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	446%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	6.8x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2024.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2025, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On September 11, 2025, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on October 15, 2025 to stockholders of record on September 30, 2025. All future dividends are subject to Board approval.
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

Of the 79 hotels that we owned as of September 30, 2025, 76 have been classified as comparable hotels. The operating results of the following properties that we owned, and that were not classified as held-for-sale, as of September 30, 2025 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024, reopened in March 2025);
•Alila Ventana Big Sur (business disruption due to the collapse of a portion of Highway 1, causing closure of the hotel beginning in March 2024, reopened in May 2024); and
•Operations related to the development and sale of condominium units on a development parcel adjacent to Four Seasons Resort Orlando at Walt Disney World® Resort.
At September 30, 2025, The St. Regis Houston is classified as held-for-sale. Therefore, the results of this hotel are excluded from comparable hotel operating statistics and results.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Net income⁽¹⁾	$163	$84	$639	$598
Interest expense	60	59	175	156
Depreciation and amortization	196	197	587	565
Income taxes	9	6	35	20
EBITDA⁽¹⁾	428	346	1,436	1,339
Gain on dispositions⁽²⁾	(122)	—	(143)	—
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(2)	(16)	(12)
Pro rata EBITDAre of equity investments⁽³⁾	10	9	36	32
EBITDAre⁽¹⁾	314	353	1,313	1,359
Adjustments to EBITDAre:
Net gain on property insurance settlements	—	(29)	—	(76)
Non-cash stock-based compensation expense⁽⁴⁾	5	6	16	17
Adjusted EBITDAre⁽¹⁾	$319	$330	$1,329	$1,300
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended September 30, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Reflects the sale of two hotels in 2025, and the sale of the Asia/Pacific joint venture's interest in two separate joint ventures in India in the third quarter of 2025, representing our exit from our Asia investment.
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
(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Net income⁽¹⁾	$163	$84	$639	$598
Less: Net income attributable to non-controlling interests	(2)	(2)	(9)	(9)
Net income attributable to Host Inc.	161	82	630	589
Adjustments:
Gain on dispositions⁽²⁾	(122)	—	(143)	—
Net gain on property insurance settlements	—	(29)	—	(76)
Depreciation and amortization	196	197	586	564
Equity investment adjustments:
Equity in earnings of affiliates	(2)	(2)	(16)	(12)
Pro rata FFO of equity investments⁽³⁾	4	5	20	18
Consolidated partnership adjustments:
FFO adjustments for non-controlling partnerships	(1)	(1)	(1)	(1)
FFO adjustments for non-controlling interests of Host L.P.	(1)	(2)	(6)	(7)
NAREIT FFO⁽¹⁾	235	250	1,070	1,075
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense⁽⁴⁾	5	6	16	17
Adjusted FFO⁽¹⁾	$240	$256	$1,086	$1,092

For calculation on a per share basis:⁽[5]⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	689.5	702.4	694.5	704.7
Diluted earnings per common share	$0.23	$0.12	$0.91	$0.84
NAREIT FFO per diluted share	$0.34	$0.36	$1.54	$1.53
Adjusted FFO per diluted share	$0.35	$0.36	$1.56	$1.55
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2025	2024	2025	2024
Number of hotels	76	76	76	76
Number of rooms	41,837	41,837	41,837	41,837
Change in comparable hotel Total RevPAR	0.8%	—	3.7%	—
Change in comparable hotel RevPAR	0.2%	—	3.5%	—
Operating profit margin⁽¹⁾	7.6%	10.2%	14.7%	16.9%
Comparable hotel EBITDA margin⁽¹⁾	23.9%	24.4%	29.2%	29.6%
Food and beverage profit margin⁽¹⁾	23.6%	26.8%	32.0%	34.0%
Comparable hotel food and beverage profit margin⁽¹⁾	24.1%	26.6%	32.4%	33.7%

Net income	$163	$84	$639	$598
Depreciation and amortization	196	197	587	565
Interest expense	60	59	175	156
Provision for income taxes	9	6	35	20
Gain on sale of property and corporate level income/expense	(104)	(18)	(103)	(51)
Property transaction adjustments⁽²⁾	—	(3)	(13)	21
Non-comparable hotel results, net⁽³⁾	(15)	(12)	(37)	(51)
Comparable hotel EBITDA	$309	$313	$1,283	$1,258
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended September 30, 2025					Quarter ended September 30, 2024
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$826	$(6)	$(18)	$—	$802	$825	$(8)	$(17)	$—	$800
Food and beverage	364	(2)	(7)	—	355	365	—	(9)	—	356
Other	141	(1)	(4)	—	136	129	2	(5)	—	126
Total revenues	1,331	(9)	(29)	—	1,293	1,319	(6)	(31)	—	1,282
Expenses
Room	222	(2)	(2)	—	218	216	(1)	(3)	—	212
Food and beverage	278	(2)	(7)	—	269	267	1	(7)	—	261
Other	512	(5)	(10)	—	497	508	(3)	(9)	—	496
Depreciation and amortization	196	—	—	(196)	—	197	—	—	(197)	—
Corporate and other expenses	27	—	—	(27)	—	25	—	—	(25)	—
Net gain on insurance settlements	(5)	—	5	—	—	(29)	—	—	29	—
Total expenses	1,230	(9)	(14)	(223)	984	1,184	(3)	(19)	(193)	969
Operating Profit - Comparable hotel EBITDA	$101	$—	$(15)	$223	$309	$135	$(3)	$(12)	$193	$313

	Year-to-date ended September 30, 2025					Year-to-date ended September 30, 2024
		Adjustments					Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$2,713	$(41)	$(41)	$—	$2,631	$2,563	$37	$(50)	$—	$2,550
Food and beverage	1,345	(12)	(17)	—	1,316	1,285	25	(29)	—	1,281
Other	453	(4)	(8)	—	441	408	20	(14)	—	414
Total revenues	4,511	(57)	(66)	—	4,388	4,256	82	(93)	—	4,245
Expenses
Room	680	(9)	(8)	—	663	632	11	(9)	—	634
Food and beverage	914	(9)	(15)	—	890	848	21	(19)	—	850
Other	1,608	(26)	(30)	—	1,552	1,528	29	(33)	—	1,524
Depreciation and amortization	587	—	—	(587)	—	565	—	—	(565)	—
Corporate and other expenses	83	—	—	(83)	—	81	—	—	(81)	—
Net gain on insurance settlements	(24)	—	24	—	—	(116)	—	19	76	(21)
Total expenses	3,848	(44)	(29)	(670)	3,105	3,538	61	(42)	(570)	2,987
Operating Profit - Comparable hotel EBITDA	$663	$(13)	$(37)	$670	$1,283	$718	$21	$(51)	$570	$1,258

(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of September 30, 2025, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of September 30, 2025.
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
Interest Rate Sensitivity
As of September 30, 2025 and December 31, 2024, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of September 30, 2025, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2025, two foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($73 million), and we received $1.1 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into two new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2026. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

PART II. OTHER INFORMATION
Item 1A.     Risk Factors
For an enterprise as large and complex as we are, a wide range of factors could materially affect future results and performance. In addition to the other information set forth in this report, you should carefully consider the factors disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, which could materially affect our business, operations and financial condition. Other than as set forth below, there have not been any material changes to the risk factors as previously disclosed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.
A prolonged U.S. federal government shutdown could materially and adversely affect our business, operations and financial condition and the price of shares of Host Inc.'s common stock.
A prolonged disruption in the operations of the U.S. federal government as a result of the shutdown that began on October 1, 2025, as well as potential future disruption resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, operations and financial condition. The federal government shutdown has resulted in the furlough of federal employees, reduced availability of government services and the suspension or delay of activities by key agencies that regulate or interact with our business or the customers of our hotels, such as the government agencies that oversee air travel, including the Federal Aviation Administration. This may impact government related travel and leisure travel, generally due to air traffic delays and closures of parks or other tourism destinations, resulting in a decrease in demand at our hotels.
In addition, the uncertainty caused by the government shutdown and prolonged budget negotiation may adversely affect the broader U.S. economy, investor confidence and capital markets. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the price, liquidity or trading volume of our securities. Accordingly, the current federal government shutdown and the uncertainty regarding the continuity of government operations could have a material adverse effect on our business, operations and financial condition and the price of shares of Host Inc.'s common stock.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2025 - July 31, 2025	—	$—	—	$480
August 1, 2025 - August 31, 2025	—	—	—	480
September 1, 2025 - September 30, 2025	—	—	—	480
Total	—	$—	—	$480

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2025 - July 31, 2025	14,297	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2025 - August 31, 2025	4,211	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2025 - September 30, 2025	100,000	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	118,508			—	—
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

10.17*
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of September 15, 2025, by and among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto.

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2025 and 2024, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

November 7, 2025	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

November 7, 2025	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.