Form 10-K
period 2025-12-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2026-02-25
CIK 1070750, 1061937

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
For the fiscal year ended December 31, 2025
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

Maryland (Host Hotels & Resorts, Inc.)	53-0085950 (Host Hotels & Resorts, Inc.)
Delaware (Host Hotels & Resorts, L.P.)	52-2095412 (Host Hotels & Resorts, L.P.)
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
4747 Bethesda Ave, Suite 1300 Bethesda, Maryland	20814
(Address of Principal Executive Offices)	(Zip Code)
(240) 744-1000
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

	Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Host Hotels & Resorts, Inc.	Common Stock, $.01 par value (687,802,181 shares outstanding as of February 20, 2026)	HST	The Nasdaq Stock Market LLC
Host Hotels & Resorts, L.P.	None	None	None
Securities registered pursuant to Section 12(g) of the Act:
Host Hotels & Resorts, Inc.    None
Host Hotels & Resorts, L.P.    Units of limited partnership interest 682,283,862 units outstanding as of February 20, 2026)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Host Hotels & Resorts, Inc.    Yes ☐    No ☒
Host Hotels & Resorts, L.P.    Yes ☐    No ☒
The aggregate market value of common shares held by non-affiliates of Host Hotels & Resorts, Inc. (based on the closing sale price on the NASDAQ Stock Market) on June 30, 2025 was $10,405,713,884.
Documents Incorporated by Reference
Portions of Host Hotels & Resorts, Inc.’s definitive proxy statement to be filed with the Securities and Exchange Commission and delivered to stockholders in connection with its annual meeting of stockholders to be held on May 20, 2026 are incorporated by reference into Part III of this Form 10-K.

Auditor Name: KPMG LLP	Auditor Location: McLean, VA	Audit Firm ID: 185

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the fiscal year ended December 31, 2025 of Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Unless stated otherwise or the context otherwise requires, references to “Host Inc.” mean Host Hotels & Resorts, Inc., a Maryland corporation, and references to “Host L.P.” mean Host Hotels & Resorts, L.P., a Delaware limited partnership, and its consolidated subsidiaries. We use the terms “we” or “our” or “the company” to refer to Host Inc. and Host L.P. together, unless the context indicates otherwise. We use the term Host Inc. to specifically refer to Host Hotels & Resorts, Inc. and the term Host L.P. to specifically refer to Host Hotels & Resorts, L.P. (and its consolidated subsidiaries) in cases where it is important to distinguish between Host Inc. and Host L.P. Host Inc. owns properties and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2025. The remaining partnership interests are owned by various unaffiliated limited partners. As the sole general partner of Host L.P., Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
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
The substantive difference between the filings of Host Inc. and Host L.P. is that Host Inc. is a REIT with public stock, while Host L.P. is a partnership with no publicly traded equity. In the financial statements, this difference primarily is reflected in the equity (or partners’ capital for Host L.P.) section of the consolidated balance sheets and in the consolidated statements of equity (or partners’ capital) and in the consolidated statements of operations and comprehensive income with respect to the manner in which income is allocated to non-controlling interests. Income allocable to the holders of approximately 1% of the OP units is reflected as income allocable to non-controlling interests at Host Inc. and within net income at Host L.P. Also, earnings per share generally will be slightly less than the earnings per OP unit, as each Host Inc. common share is the equivalent of 0.97895 OP units (instead of 1 OP unit). Apart from these differences, the financial statements of Host Inc. and Host L.P. are nearly identical.
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
This report also includes separate Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of Host Inc. and Host L.P. in order to establish that the Chief Executive Officer and the Chief Financial Officer of Host Inc. and the Chief Executive Officer and the Chief Financial Officer of Host Inc. as the general partner of Host L.P. have made the requisite certifications and that Host Inc. and Host L.P. are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and 18 U.S.C. §1350.
ii

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
iii

PART I
Forward-Looking Statements
Our disclosure and analysis in this 2025 Annual Report on Form 10-K and in Host Inc.’s 2025 Annual Report to Stockholders contain some forward-looking statements that set forth anticipated results based on management’s plans and assumptions. From time to time, we also provide forward-looking statements in other materials we release to the public. Such statements give our current expectations or forecasts of future events; they do not relate strictly to historical or current facts. We have tried, wherever possible, to identify each such statement by using words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “target,” “forecast” and similar expressions in connection with any discussion of future operating or financial performance. In particular, these forward-looking statements include those relating to future actions, future acquisitions or dispositions, future capital expenditures plans, future performance or results of current and anticipated expenses, interest rates, foreign exchange rates or the outcome of contingencies, such as legal proceedings or insurance gains/losses.
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
Item 1. Business
We are the largest publicly traded lodging REIT, with a geographically diverse portfolio of luxury and upper-upscale hotels. As of February 20, 2026, our consolidated lodging portfolio consists of 76 primarily luxury and upper-upscale hotels containing approximately 41,700 rooms, with substantially all located in the United States (five of the hotels are located outside of the U.S. in Brazil and Canada). In addition, we own non-controlling interests in seven domestic joint ventures that focus on the lodging industry, see " - Other Real Estate Interests" for a further description.
Host Inc. was incorporated as a Maryland corporation in 1998 and operates as a self-managed and self-administered REIT. Host Inc. owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of the partnership interests (“OP units”) as of December 31, 2025. The remaining partnership interests are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
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
For 2026, we will continue our disciplined approach to capital allocation and intend to take advantage of our strong balance sheet and overall scale. We are constantly evaluating potential acquisitions of iconic upper-upscale and luxury properties that we believe have sustainable competitive advantages. Similarly, we intend to continue our capital recycling program with strategic and opportunistic dispositions. This may include the sale of assets where we believe an opportunistic sale will secure a realized return on our investment, the potential for growth is constrained or hotels with significant capital expenditure requirements that we do not believe would generate an adequate return.
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
We believe that a disciplined and proactive approach to addressing critical environmental, social and governance topics enables us to create long-term value for our stockholders and helps us to optimize our portfolio and human capital investments, while maintaining our position as a global sustainability leader. Our management approach is driven by people, culture, policies, targets and performance monitoring to improve the value from our investments of time, talent and financial resources. This approach directly supports Host’s business strategy and goals.
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
The charts below detail our third-party verified Total Energy Consumption and Total Water Consumption for 2022 through 2024, the last three fiscal years for which data is available(1). Total Energy Consumption increased from 2023 to 2024 due to the return to normal operations at properties impacted by weather events in 2023, partially offset by efficiency investments. Total Water Consumption decreased from 2023 to 2024 primarily due to decreased occupancy across our Maui resorts, following the wildfires. The increases in both Total Water Consumption and Total Energy Consumption from 2022 to 2023 reflect occupancy increases at our hotels.

___________
(1)Energy and water metrics relate to our consolidated hotels owned for the entire year presented.
Our latest Corporate Responsibility Report, which was issued in August 2025, details our CR program and responsible investment strategy; along with our environmental, social and governance performance and our 2030 environmental and social targets that serve as the interim milestone in our roadmap to achieve our aspirational vision of becoming a net positive company by 2050. The Corporate Responsibility Report also includes Task Force on Climate-Related Financial Disclosures (TCFD) and full SASB disclosures, as well as an EEO-1 report. The contents of our Corporate Responsibility Report are not incorporated by reference into this Form 10-K and do not form a part of this Form 10-K.
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
Lodging supply growth generally is driven by overall lodging demand, as extended periods of strong demand growth tend to encourage new development. However, the rate of supply growth also is influenced by several additional factors, including the availability of capital, interest rates, construction costs and unique market considerations. The relatively long lead-time required to complete the development of hotels makes supply growth easier to forecast than demand growth but increases the volatility of the cyclical behavior of the lodging industry, as new supply may be planned during an upcycle but may open for business in a weaker economy. Therefore, as illustrated in the charts below for the U.S. lodging industry, at different points in the cycle, demand growth may accelerate when supply growth is very low, or supply may accelerate while demand growth is slowing. Additionally, conversions of properties from independent properties to upscale or luxury brands caused an increase in the supply for upscale and luxury properties in 2025, although overall hotel supply growth remained low. Online short-term rentals are a source of non-traditional supply for the industry, in both urban and resort destinations, including as a flexible option for apartment buildings and vacation homes. Though not reported through official industry statistics, the impact on the hotel industry and the availability of these outlets is more variable than typical changes in supply from hotel construction and tends to be very market specific. Local legislation has the potential to limit supply growth for these online short-term rentals in many top markets, though the growth of professional management for legal rentals remains a key trend.
Our portfolio primarily consists of upper upscale and luxury hotels and, accordingly, its performance is best understood in comparison to the luxury and upper upscale categories rather than the entire industry. The charts below detail the historical supply, demand and revenue per available room (“RevPAR”) growth for the U.S. lodging industry and for the U.S. luxury and upper upscale categories for 2020 to 2025.
U.S. Lodging Industry Supply, Demand and RevPAR Growth

U.S. Lodging Industry Supply, Demand and RevPAR Growth
Supply
Demand
RevPAR
35yr Avg Supply
35yr Avg Supply 1.5%
58.3%
30.4%
5.2%
1.9%
0.6%
-0.3%
-47.7%
-4.0%
-36.0%
4.8%
37.5%
1.7%
10.6%
0.2%
0.9%
0.5%
0.6%
0.7%
-0.5%
0.7%
0.4%
2020
2021
2022
2023
2024
2025
2026F
Source: CoStar
Note: 2020, 2021, 2022 Demand and RevPAR are not to scale

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth

U.S. Luxury and Upper Upscale Supply, Demand and RevPAR Growth
Supply
Demand
RevPAR
35yr Avg Supply
67.4%
52.3%
7.7%
3.2%
2.1%
2.2%
-61.1%
35yr Avg
Supply
2.2%
-15.0%
-61.6%
16.6%
70.1%
6.5%
39.0%
1.8%
7.6%
3.2%
4.8%
2.2%
1.8%
0.9%
1.2%
2020
2021
2022
2023
2024
2025
2026F
Source: CoStar
Note: 2020, 2021, 2022 Demand and RevPAR are not to scale

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

Managers and Operational Agreements
All our hotels are managed by third parties pursuant to management or operating agreements, with some of such hotels also subject to separate franchise or license agreements addressing matters pertaining to operations under the designated brand. The specific terms and conditions of these management or operating agreements vary depending upon whether the manager owns the hotel brand, whether the property is subject to a separate franchise or license agreement, the identity of the third-party manager, the location of the hotel and many other factors. Under these management or operating agreements, the managers have sole responsibility and exclusive authority for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, securing reservations, procuring inventories, supplies and services, providing periodic inspection and consultation visits to the hotels by the managers’ technical and operational experts and promoting and publicizing the hotels. The managers employ all managerial and other employees for the hotels, review hotel operations with a focus on improving revenues and managing expenses, review the maintenance of the hotels, prepare reports, budgets and projections, and provide other administrative and accounting support services to the hotels. These support services include planning and policy services, financial services, employee staffing and training, corporate executive management and certain in-house legal services. We have certain approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.
General Terms and Provisions – Agreements governing our hotels that are managed by brand owners (Marriott, Hyatt, Hilton, 1 Hotels and AccorHotels) typically include the terms described below:
•Term and fees for operational services. The initial term of our management and operating agreements range from 10 to 50 years. At certain hotels there are one or more renewal terms, typically exercisable at the option of the manager. Certain of our management agreements condition the manager’s right to exercise options for specified renewal terms upon the satisfaction of specified economic performance criteria. The manager typically receives compensation in the form of a base management fee, which in most instances is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment in the hotel.
•Chain or system programs and services. Managers provide chain or system programs and services generally that are furnished on a centralized basis. Such services may include the development and operation of certain computer systems and reservation services, regional or other centralized management and administrative services, marketing and sales programs and services, training and other personnel services, and other centralized or regional services as may be determined to be more efficiently performed on a centralized, regional or group basis rather than on an individual hotel basis. Costs and expenses incurred in providing these chain or system programs and services generally are allocated on a cost reimbursement basis among all hotels managed by the manager or its affiliates or that otherwise benefit from these services.
•Working capital and fixed asset supplies. We are required to provide working capital for each hotel and to fund the cost of certain fixed asset supplies (for example, linen, china, glassware, silver and uniforms). We also are responsible for providing funds to meet the cash needs for hotel operations if at any time cash available at the hotel is insufficient to meet the financial requirements of that hotel, such as occurred during the COVID-19 pandemic. For certain hotels, the working capital accounts which would otherwise be maintained by the managers for each of such hotels are maintained on a pooled basis, with managers being authorized to make withdrawals from such pooled account as otherwise contemplated with respect to working capital in accordance with the provisions of the management or operating agreements.
•Furniture, fixtures and equipment replacements. We are required to provide the managers with all furniture, fixtures and equipment (“FF&E”) necessary for the operation of the hotels (including funding any required FF&E replacements). On an annual basis, the managers prepare budgets for FF&E to be acquired and certain routine repairs and maintenance to be performed in the next year and an estimate of the necessary funds, which budgets are subject to our review and approval. For purposes of funding such expenditures, a specified percentage (typically 4-5%) of the gross revenues of each hotel is deposited by the manager into an escrow or reserve account in our name, to which the manager has access. For certain hotels, we have negotiated flexibility with the manager that reduces the funding commitment required as follows:
◦For certain of our Marriott-managed hotels, we have entered into an agreement with Marriott to allow for such expenditures to be funded from one pooled reserve account, rather than periodic reserve fund contributions being deposited into separate reserve accounts at each of the subject hotels, with the minimum required balance maintained on an ongoing basis in that pooled reserve account being significantly less than the amount that would have been maintained otherwise in such separate hotel reserve accounts. Upon sale, a hotel-level reserve account would typically be funded (either by the purchaser or by us, as the seller) in the full amount of the reserve balance associated with the subject hotel.
◦For certain other hotels periodic reserve fund contributions, which otherwise would be deposited into reserve accounts maintained by managers at each hotel, are distributed to us and we are responsible for providing funding of expenditures which otherwise would be funded from reserve accounts for each of the subject hotels. Upon sale, a hotel-level reserve account would typically be funded (either by the purchaser or by us, as the seller) in the full amount of the reserve balance associated with the subject hotel.
•Building alterations, improvements and renewals. Generally, managers are required to prepare an annual estimate of the expenditures necessary for major repairs, alterations, improvements, renewals and replacements to the structural, mechanical, electrical, heating, ventilating, air conditioning, plumbing and elevators of each hotel, along with alterations and improvements to the hotel as are required, in the manager’s reasonable judgment, to keep the hotel in a competitive, efficient and economical operating condition that is consistent with brand standards. We generally have approval rights over such budgets and expenditures, which we review and approve based on our manager’s recommendations and on our judgment. Expenditures for these major repairs and improvements affecting the hotel building typically are funded directly by owners but may also be funded from the FF&E reserve account.
•Treatment of additional owner funding. As additional owner funding becomes necessary, whether due to the need for additional cash at the hotels, for expenditures generally funded from the FF&E replacement funds, or for any major repairs or improvements to the hotel building, which may be required to be funded directly by owners, most of our agreements provide for an economic benefit to us through an impact on the calculation of incentive management fees payable to our managers. One approach frequently utilized at some of our Marriott-managed hotels is to provide such owner funding through loans, which are repaid, with interest, from operational revenues, with the repayment amounts reducing operating profit available for payment of incentive management fees. Another approach that is used at many of our hotels is to treat such owner funding as an increase to our investment in the hotel, resulting in an increase to the owner’s priority return with a corresponding reduction to the amount of operating profit available for payment of incentive management fees.
•Territorial protections. Certain management and operating agreements impose restrictions for a specified period which limit the manager and its affiliates from owning, operating or licensing a hotel of the same brand within a specified area. The area restrictions vary with each hotel, from city blocks in urban areas to up to a multi-mile radius from the hotel in other areas.
•Sale of the hotel. Subject to specific agreements as to certain hotels (see below under “Special Termination Rights”), we generally are limited in our ability to sell, lease or otherwise transfer such hotels by the requirement that the transferee assumes the related management or operating agreements and meets specified other conditions, including the condition that the transferee not be a competitor of the manager.
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

•Special Termination Rights. In addition to any performance-based or other termination rights set forth in our management and operating agreements, we have specific negotiated termination rights as to certain management and operating agreements. While the brand affiliation of a hotel may increase its value, the ability to dispose of a property unencumbered by a management or operating agreement or brand affiliation, also can increase the value for prospective purchasers. These termination rights can take several different forms, including termination of agreements upon sale that leave the property unencumbered by any management or operating agreement; termination upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; or termination without sale or other conditions, which may require the payment of a fee.
In addition to hotels managed by brand owners, we have both branded hotels and non-branded hotels operated by independent managers. Our management agreements with independent managers, while similar in operational scope to agreements with our brand managers, typically have shorter initial terms, no renewal rights, more flexible termination rights, and more limited system-wide services.
License and Franchise Agreements
Many of our hotels managed by independent managers are affiliated with the Marriott or Hilton brand through the use of a license or franchise agreement. These franchise or licensing agreements allow us to engage independent managers to operate our hotels under the applicable brand names and to participate in the brands’ reservation and loyalty-rewards systems. These franchise or license agreements address matters pertaining to the use of the designated brand, including the rights to use trademarks, service marks and logos, matters relating to the compliance with certain brand standards and policies which we are required to maintain, and the provision of certain system programs (including reservations) and centralized services. The term of these license agreements generally are 20 years. Licensors receive compensation in the form of license fees, generally a specified percentage, typically 5%, of gross revenues attributable to room sales and, in certain instances, a certain percentage, typically 2%, of gross revenues attributable to food and beverage sales. The hotel also pays the franchise or licensor certain system fees and reimbursable expenses.
Operating Structure
Host Inc. operates through an umbrella partnership structure in which substantially all its assets are owned by Host L.P., of which Host Inc. is the sole general partner and holds approximately 99% of the OP units as of December 31, 2025. A REIT is a corporation that has elected to be treated as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), and that meets certain ownership, organizational and operating requirements set forth under the Code. In general, by payments of dividends to stockholders, a REIT is permitted to reduce or eliminate federal income taxes at the corporate level. Each OP unit owned by unaffiliated limited partners other than Host Inc. is redeemable, at the option of the limited partner, for an amount of cash equal to the market value of one share of Host Inc. common stock multiplied by the current conversion factor of 1.021494. Host Inc. has the right to acquire any OP unit offered for redemption directly from the limited partner in exchange for 1.021494 shares of Host Inc. common stock instead of Host L.P. redeeming such OP unit for cash. Additionally, for every share of common stock issued by Host Inc., Host L.P. will issue 0.97895 OP units to Host Inc. in exchange for the consideration received from the issuance of the common stock. As of December 31, 2025, unaffiliated limited partners owned 9.4 million OP units, which were convertible into 9.6 million Host Inc. common shares.

Assuming that all OP units held by unaffiliated limited partners were converted into common shares, there would have been 697.4 million common shares of Host Inc. outstanding at December 31, 2025.
Our operating structure is as follows:

Host Hotels & Resorts, Inc.
99%
Other OP Unitholders
1%
Host Hotels & Resorts, L.P.
REIT Leases
100%
Unconsolidated Joint Ventures (percentage ownership varies). See "Other Real Estate Interests."
Taxable REIT Subsidiaries
Management Agreements
Third-Party Hotel Managers

As a REIT, certain tax laws limit the amount of “non-qualifying” income that Host Inc. and Host L.P. can earn, including income derived directly from the operation of hotels. As a result, we lease substantially all our consolidated hotels to certain of our subsidiaries designated as taxable REIT subsidiaries (“TRS”) for federal income tax purposes. Our TRS are subject to federal and state corporate income tax and are not limited as to the amount of non-qualifying income they can generate, but they are limited in terms of their value as a percentage of the total value of our assets. Our TRS enter into agreements with third parties to manage the operations of the hotels. Our TRS also may own assets engaging in activities that produce non-qualifying income, such as the development of timeshare or condominium units and the generation of asset management fees, subject to certain restrictions. In general, the difference between the hotels’ net operating cash flow and the aggregate rents paid to Host L.P. is retained or incurred by our TRS as taxable income or loss. Accordingly, the net effect of the TRS leases is that a portion of the net operating cash flow from our hotels is subject to federal, state and, if applicable, foreign corporate income tax.
Our Consolidated Hotel Portfolio
As of February 20, 2026, we owned a portfolio of 76 hotels, of which 71 are in the United States and five are located in Brazil and Canada. Our consolidated hotels located outside the United States collectively have approximately 1,500 rooms. Approximately 2% of our hotel revenues in 2025, 2024 and 2023 were attributed to the operations of these five foreign hotels.
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
Revenues earned at our hotels consist of three broad categories: rooms, food and beverage, and other revenues. While approximately 60% of our hotel revenues in 2025 were generated from rooms sales, the majority of our properties feature a variety of amenities that help drive demand and profitability. Our hotels typically include meeting and banquet facilities, a variety of restaurants and lounges, swimming pools, exercise facilities and/or spas, gift shops and parking facilities, the combination of which enable them to serve business, leisure and group travelers.
Our consolidated portfolio includes 29 hotels that have more than 500 rooms. The average age of our properties is 38 years, although substantially all of them have benefited from significant renovations or major additions, as well as regularly scheduled renewal and replacement expenditures and other capital improvements. In our consolidated portfolio, approximately 89% of our hotels, by room count, are managed by their own brand managers, and 11% are managed by independent managers as a franchise or as an independent brand.
By Brand. The following table details our consolidated hotel portfolio by brand as of February 20, 2026:

Brand	Number of Hotels	Rooms	Percentage of 2025 Hotel Revenues ⁽¹⁾
Marriott:
Marriott	25	18,579	35.3%
Ritz-Carlton	6	2,367	12.2%
Autograph Collection	1	223	0.3%
Tribute Portfolio	1	173	0.4%
JW Marriott	4	1,909	3.3%
AC Hotels	1	165	0.2%
W	1	424	0.6%
Luxury Collection	1	645	3.4%
Westin	7	3,516	6.9%
Sheraton	1	370	0.3%
Total Marriott	48	28,371	62.9%
Hyatt:
Alila	1	59	0.8%
Andaz	1	320	1.9%
Grand Hyatt	4	3,638	6.6%
Hyatt Place	1	426	0.6%
Hyatt Regency	6	3,870	6.6%
Total Hyatt	13	8,313	16.5%
Hilton:
Curio	3	814	1.9%
Embassy Suites	2	961	1.7%
Total Hilton	5	1,775	3.6%
AccorHotels:
Swissôtel	1	662	1.0%
Fairmont	1	450	2.6%
ibis	1	256	0.1%
Novotel	1	149	0.1%
Total AccorHotels	4	1,517	3.8%
1 Hotel	3	882	5.6%
Other/Independent	3	819	1.6%
	76	41,677	94.0%
___________
(1)Sold hotels accounted for 6% of our hotel revenues. No individual hotel contributed more than 6% of hotel revenues in 2025. Hotels that are not considered upper upscale or luxury constitute approximately 1% of our hotel revenues. This table excludes revenues from sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort, which represented 2% of total revenues in 2025.

By Location. The following table details the locations and numbers of rooms at our consolidated hotels as of February 20, 2026:

Location	Rooms	Location	Rooms
Arizona		Hawaii
AC Hotel Scottsdale North	165	Andaz Maui at Wailea Resort	320
The Phoenician, A Luxury Collection Resort, Scottsdale	645	Fairmont Kea Lani, Maui	450
The Westin Kierland Resort & Spa	735	Hyatt Place Waikiki Beach	426
California		Hyatt Regency Maui Resort and Spa	810
Alila Ventana Big Sur	59	The Ritz-Carlton O'ahu, Turtle Bay	450
Axiom Hotel	152	Illinois
Coronado Island Marriott Resort & Spa ⁽¹⁾	300	Embassy Suites by Hilton Chicago Downtown Magnificent Mile	455
Grand Hyatt San Francisco	669	Swissôtel Chicago	662
Hyatt Regency San Francisco Airport	790	The Westin Chicago River North	445
Manchester Grand Hyatt San Diego ⁽¹⁾	1,628	Louisiana
Marina del Rey Marriott ⁽¹⁾	370	New Orleans Marriott	1,333
Marriott Marquis San Diego Marina ⁽¹⁾	1,366	Maryland
San Francisco Marriott Fisherman's Wharf	285	Gaithersburg Marriott Washingtonian Center	284
San Francisco Marriott Marquis ⁽¹⁾	1,500	Massachusetts
Santa Clara Marriott ⁽¹⁾	766	Boston Marriott Copley Place ⁽¹⁾	1,145
The Ritz-Carlton, Marina del Rey ⁽¹⁾	304	The Westin Waltham Boston	351
The Westin South Coast Plaza, Costa Mesa ⁽²⁾	393	Minnesota
Colorado		Minneapolis Marriott City Center	585
Denver Marriott Tech Center	605	New Jersey
Denver Marriott West ⁽¹⁾	305	Newark Liberty International Airport Marriott ⁽¹⁾	591
The Westin Denver Downtown	432	Sheraton Parsippany Hotel	370
Florida		New York
1 Hotel South Beach	433	1 Hotel Central Park	234
Baker's Cay Resort Key Largo, Curio Collection by Hilton	200	New York Marriott Downtown	515
Hyatt Regency Coconut Point Resort and Spa	462	New York Marriott Marquis	1,971
Miami Marriott Biscayne Bay	605	Pennsylvania
Orlando World Center Marriott	2,004	Philadelphia Airport Marriott ⁽¹⁾	419
Tampa Airport Marriott ⁽¹⁾	298	The Logan Philadelphia, Curio Collection by Hilton	391
The Don CeSar	348	Tennessee
The Ritz-Carlton, Amelia Island	446	1 Hotel Nashville	215
The Ritz-Carlton, Naples	474	Embassy Suites by Hilton Nashville Downtown	506
The Ritz-Carlton Naples, Tiburón	295	Texas
The Singer Oceanfront Resort, Curio Collection by Hilton	223	Hotel Van Zandt	319
Georgia		Houston Airport Marriott at George Bush Intercontinental ⁽¹⁾⁽³⁾	573
The Alida, Savannah, a Tribute Portfolio Hotel	173	Houston Marriott Medical Center/Museum District ⁽¹⁾	398
Grand Hyatt Atlanta in Buckhead	439	Hyatt Regency Austin	450
JW Marriott Atlanta Buckhead	371	JW Marriott Houston by The Galleria	516

Texas (cont.)		Washington, D.C. (cont.)
San Antonio Marriott Rivercenter ⁽¹⁾	1,000	Hyatt Regency Washington on Capitol Hill	840
San Antonio Marriott Riverwalk	512	JW Marriott Washington, DC	777
The Laura Hotel, Houston Downtown, Autograph Collection	223	The Westin Georgetown, Washington D.C.	269
Virginia		Brazil
Hyatt Regency Reston	518	ibis Rio de Janeiro Parque Olimpico	256
The Ritz-Carlton, Tysons Corner ⁽¹⁾	398	JW Marriott Hotel Rio de Janeiro	245
Washington		Novotel Rio de Janeiro Parque Olimpico	149
The Westin Seattle	891	Canada
W Seattle	424	Calgary Marriott Downtown Hotel	388
Washington, D.C.		Marriott Downtown at CF Toronto Eaton Centre ⁽¹⁾	461
Grand Hyatt Washington	902	Total	41,677
___________
(1)The land on which this hotel is built is leased from a third party under one or more lease agreements.
(2)The land, building and improvements are leased from a third party under a long-term lease agreement.
(3)This property is not wholly owned.

By Market Location: With our geographically diverse portfolio, no individual market represents more than 9% of total hotel revenues. The following chart summarizes the composition of our consolidated hotels as of February 20, 2026 by each market location based on its percentage of 2025 hotel revenues:

Revenues By Market Location [1]

New York 9%
San Diego 8%
Florida Gulf Coast 7%
Maui 7%
San Francisco/San Jose 7%
Phoenix 6%
Orlando 5%
Washington, D.C. (Central Business District) 5%
Miami 5%
Oahu 3%
Boston 3%
Chicago 2%
Jacksonville 2%
Houston 2%
Los Angeles/Orange County 2%
Nashville 2%
San Antonio 2%
Seattle 2%
New Orleans 2%
Northern Virginia 2%
Denver 2%
Philadelphia 1%
Atlanta 1%
Austin 1%
Other 4%
International 2%

(1)Based on our 2025 hotel revenues; sold hotels accounted for 6% of our hotel revenues. This table excludes revenues from sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort, which represented 2% of total revenues in 2025.
Other Real Estate Interests
We own non-controlling interests in several entities that, as of February 20, 2026, owned, or owned an interest in, 90 properties and a vacation ownership development. Due to the ownership structure and economic or participating rights of our partners, we do not consolidate the operations of the properties owned by these entities and they are included in equity in earnings in our consolidated results of operations. Our investments in these entities include the following:
Noble Joint Venture. While our primary focus is the upper-upscale and luxury chain scales, we also seek opportunities to elevate our growth profile through investment in select service hotels, extended stay hotels and new development deals. Accordingly, in 2022, we entered into definitive agreements with Noble Investment Group, LLC, a leading private hospitality asset manager in the upscale, select service and extended stay chain scales, and certain other entities and persons related to Noble Investment Group, LLC, to acquire a minority equity interest in Noble Management Holdings, LLC and Noble Investment Holdings, LLC representing 49% of (a) the net fee income of the Noble Investment Group business in respect of existing and future Noble Investment Group funds and other revenue-based activities, (b) 40% of the gross carried interest earned on Noble Fund V (as defined below), and (c) proceeds earned by the general partner on commitments to future funds. As part of our investment, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P. ("Noble Fund V"), which represents a 21.15% ownership interest in the fund. As of December 31, 2025, we have funded $144 million to Noble Fund V and funded an additional $23 million subsequent to year end. Additionally, through a co-investment of Noble Fund V, we have committed an additional $30 million of which we have funded $29 million. Noble Fund V and the co-investment currently own 87 select service and extended stay hotels and 17 land sites to be developed. In December 2025, we entered into an omnibus amendment to the definitive agreements with the Noble parties, under which, amongst other items, we made a commitment to fund an amount equal to 10% of Noble Hospitality Fund VI, L.P. (“Noble Fund VI”), regardless of the ultimate size of Noble Fund VI.
Additionally, under the omnibus agreement, the previous put right of Noble Investment Group, LLC and our call right that would have been enabled in 2026 upon certain triggers being met, has been replaced with an exercise window in 2030 under which we have the ability to acquire up to 100% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. If we do not exercise our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise a put right to cause us to purchase up to an additional 26% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC at a fixed price of $56 million.
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
Harbor Beach Joint Venture. We own a 49.9% interest in a joint venture with R/V-C Association that owns the 650-room Fort Lauderdale Marriott Harbor Beach Resort & Spa in Florida. The joint venture has a $176 million mortgage loan outstanding on the hotel that is non-recourse to us.
Asia/Pacific Joint Venture. We have a 25% interest in a joint venture with RECO Hotels JV Private Limited, an affiliate of the Government of Singapore Investment Corporation Pte Ltd. In 2025, the joint venture sold its 36% share in two separate joint ventures in India to the existing shareholders thereof, representing our exit from our Asia investment.
For additional information see Part II Item 8. “Financial Statements and Supplementary Data – Note 4. Investments in Affiliates.”
Competition
The lodging industry is highly competitive. Competition often is specific to individual markets and is based on several factors, including location, brand, guest facilities and amenities, level of service, room rates and the quality of accommodations. The lodging industry is viewed as consisting of six different categories, each of which caters to a discrete set of customer tastes and needs: luxury, upper upscale, upscale, upper midscale, midscale and economy. The classification of a hotel is based on lodging industry standards, which take into consideration many factors, such as guest facilities and amenities, level of service and quality of accommodations. Most of our hotels operate in urban and resort markets either as luxury properties under such brand names as 1 Hotels®, Alila®, Andaz®, Fairmont®, Grand Hyatt®, JW Marriott®, Ritz-Carlton®, The Don Cesar®, The Luxury Collection® and W®, or as upper upscale properties under such brand names as Autograph Collection®, Curio – A Collection by Hilton®, Embassy Suites by Hilton ®, Hyatt Regency®, Marriott®, Marriott Marquis®, Swissôtel®, Tribute Portfolio® and Westin®.1 While our hotels compete primarily with other hotels in the luxury and upper upscale category, they also may compete with hotels in other lower-tier categories. A recent source of supply for the lodging industry has been the rapid growth of online short-term rentals, including as a flexible option for apartment buildings. Our hotels also may compete with these short-term rentals in certain markets. In addition, many management contracts for our hotels do not prohibit our managers from converting, franchising or developing other hotels in our markets. As a result, our hotels compete with other hotels that our managers may own, invest in, manage or franchise.
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

Seasonality
Our hotel sales traditionally have experienced moderate seasonality, which varies based on the individual hotel and the region. Hotel sales for our consolidated portfolio were approximately 27%, 26%, 22% and 25% for the first, second, third and fourth calendar quarters, respectively, in 2025.
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
Human Capital Resources
As of February 20, 2026, we had 162 employees, all of whom work in the United States. The current average tenure of our employees is approximately 14 years, and the voluntary and total turnover rates in 2025 were 4% and 5%, respectively. Our human capital objectives include encouraging individual contributions, reinforcing Host’s EPIC values and culture, maximizing employee engagement and retention and minimizing organizational disruption through succession action plans. Our employees are given the opportunity to participate in training and education programs such as external training, professional certifications, executive and leadership coaching, continuing education and professional memberships. Additionally, all employees receive annual performance reviews that incorporate our EPIC values and our competencies, which include adaptability, communication, teamwork and complete thinking. We encourage regular and ongoing feedback tied to performance and career development. To track our progress against our human capital objectives, we conduct employee surveys to obtain feedback on various topics, informing how we execute on specific programs.
As of December 31, 2025, our total workforce consists of 45% men and 55% women, with 54% of management positions held by men and 46% of management positions held by women. Our workforce also consists of 37% minorities, with 21% of management positions held by minorities.
The number of employees referenced above does not include the hotel employees of our three hotels in Brazil, which, while technically Host employees, are under the direct supervision and control of our third-party hotel manager in Brazil. The employees at all of our U.S. and Canadian hotels are employees of our third-party hotel managers, who are responsible for hiring and maintaining employees.
Although we do not manage employees at our consolidated hotels, we still are subject to many of the costs and risks generally associated with the hotel labor force. Employees of our third-party hotel managers at 19 of our hotels, representing approximately 27% of our total room count, are covered by collective bargaining agreements that are subject to review and renewal on a regular basis. For a discussion of these relationships, see Part I Item 1A. “Risk Factors—We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.” None of Host’s employees are covered by collective bargaining agreements.

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
The performance of the lodging industry traditionally has been affected by the strength of the general economy and, specifically, growth in gross domestic product. Because lodging industry demand typically follows the general economy, the lodging industry is highly cyclical, which contributes to potentially large fluctuations in our financial condition and our results of operations. Changes in travel patterns of both business and leisure travelers, particularly during periods of economic contraction or low levels of economic growth, may create difficulties for the industry over the long-term and adversely affect our results of operations. In addition, the majority of our hotels are classified as luxury or upper upscale and generally target business and high-end leisure travelers. In periods of economic difficulties, certain business and leisure travelers may seek to reduce travel costs by limiting travel or seeking to reduce the cost of their trips. Consequently, our hotels may be more susceptible to a decrease in revenues during an economic downturn, as compared to hotels in other categories that have lower room rates. Other circumstances affecting the lodging industry which may affect our performance and the forecasts we make include:
•the effect on lodging demand of changes in national and local economic and business conditions, including concerns about U.S. economic growth, unemployment rates, and the potential for an economic recession in the United States or globally, or as a result of recent economic uncertainty due to trade disputes, tariffs, and other protection measures, the recent high level of inflation, elevated interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar;
•factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023 and Southern California wildfires in 2025, extreme weather events, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024, or extreme precipitation, pandemics and other public health crises, such as the COVID-19 pandemic, or the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
•risks that U.S. immigration policies and border closings, visa processing times, travel restrictions or advisories, changes in energy prices or changes in foreign exchange rates will continue to suppress international travel to the United States generally or decrease the labor pool, and risks that the current travel imbalance (i.e., elevated international U.S. outbound travel combined with a decrease in inbound travel to the United States) may remain elevated relative to historic levels;
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
•the impact of future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of potential U.S. government shutdowns, such as the shutdown from October 1, 2025 through November 12, 2025, the furlough of federal employees, and potential future disruption resulting from the failure of the U.S. Congress to enact appropriations bills or raise the federal debt ceiling, all of which could reduce the availability of government services and result in the suspension or delay of activities by key agencies that oversee air travel; the occurrence of any of these events may impact government related travel and leisure travel generally due to air traffic delays and the closures of parks or other tourism destinations, resulting in a decrease in demand at our hotels and which could also materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
•operating risks associated with the hotel business, including the effect of labor stoppages or strikes, increasing operating or labor costs, including increased labor costs in the recent inflationary environment, the ability of our managers to adequately staff our hotels as a result of shortages in labor supply, including due to changes in immigration laws or increased enforcement, and severance and furlough payments to hotel employees or changes in workplace rules that affect labor costs;
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
In addition, the U.S. economy has experienced high rates of inflation, which has increased our operating expenses due to higher wages and costs. The rate of inflation may remain elevated or increase in the future, resulting in further increases to our operating expenses. Although the short-term nature of hotel bookings generally allows our managers to compensate to a certain extent for inflationary effects by increasing room rates at our hotels, sustained inflation could have a negative impact on the demand for lodging. Moreover, an inflationary environment can increase the costs of hotel renovations and the purchasing power of our cash resources can decline, which can have an adverse impact on our business or financial results. In addition, our interest expense has increased due to higher interest rates on the senior notes we issued in 2024 and 2025
We cannot assure you that adverse changes in the general economy or other circumstances that affect the lodging industry will not have an adverse effect on the hotel revenues or earnings at our hotels. Our efforts to mitigate the risks associated with these adverse changes may not be successful and our business and growth could be adversely affected. A reduction in our revenues or earnings because of the above risks may reduce our working capital, impact our long-term business strategy and impact the value of our assets and our ability to meet certain covenants in our existing debt agreements. In addition, we may incur impairment expense in the future, which expense will affect negatively our results of operations. We can provide no assurance that any impairment expense recognized will not be material to our results of operations.

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
•changes in market perception of our growth potential, including rating agency downgrades by Moody’s Investors Service, Standard & Poor’s Ratings Services or Fitch Ratings; if our credit ratings were to be downgraded, our access to capital and the cost of debt financing would be negatively impacted, particularly if we were downgraded to below an investment grade rating;
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
•periodic total or partial closures due to renovations and facility improvements; and
•force majeure events, such as natural disasters or extreme weather, which may result in an uninsured loss or a loss in excess of insured limits.
We have significant indebtedness and may incur additional indebtedness.
As of December 31, 2025, we and our subsidiaries had total indebtedness of approximately $5.1 billion. Our indebtedness requires us to commit a significant portion of our annual cash flow from operations to debt service payments, which reduces the availability of our cash flow to fund working capital, capital expenditures, expansion efforts, dividends and distributions and other general corporate needs. Additionally, our substantial indebtedness could:
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
We are, and may in the future become, party to agreements and instruments that place restrictions on us and on our subsidiaries. For instance, the covenants in the documents governing the terms of our senior notes and our credit facility restrict, among other things, our ability to:
•incur additional indebtedness in excess of certain thresholds and without satisfying certain financial metrics; and
•under our credit facility, make acquisitions, investments, pay dividends and make distributions without satisfying certain financial metrics concerning leverage, fixed charge coverage and unsecured interest coverage.
The restrictive covenants in our senior notes and credit facility may reduce our flexibility in conducting our operations. Failure to comply with these restrictive covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all or a substantial portion of our indebtedness. For a detailed description of the covenants and restrictions imposed by the documents governing our indebtedness, see Part II Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition.”
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
•Any new construction involves the possibility of construction delays and cost overruns that may increase project costs, including increased costs due to shortages of supplies as a result of supply chain disruptions, trade disputes tariffs or other trade protection measures, immigration issues and policy changes, labor unrest or shortages, or other inflationary pressures.
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
Approximately 64% of our hotels (as measured by 2025 hotel revenues) are managed or franchised by Marriott International. We rely on Marriott’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage and maintain our hotel operations efficiently, effectively, profitably and in compliance with the terms, responsibilities and duties of our management agreements and all applicable laws and regulations. Any adverse developments in Marriott’s business and affairs or financial condition could impair its ability to manage our hotels and could have a material adverse effect on us.
We are subject to risks associated with the employment of hotel personnel, particularly with hotels that employ unionized labor.
Our third-party managers are responsible for hiring, maintaining and managing the labor force at each of our hotels. We do not directly employ or manage employees at our consolidated hotels (other than employing, but not managing, directing or supervising, the employees at our three hotels in Brazil). However, we remain subject to many of the costs and risks generally associated with the hotel labor force, particularly at those hotels with unionized labor. From time to time, hotel operations may be disrupted because of strikes, lockouts, public demonstrations or other negative actions and publicity. In June 2026, the collective bargaining agreement in New York City will expire. Three of our hotels are subject to the collective bargaining agreement: the New York Marriott Marquis, the New York Marriott Downtown, and 1 Hotel Central Park. Those negotiations potentially could result in disruptions in operations and additional costs. We also may incur increased legal costs and indirect labor costs because of disputes involving our third-party managers and their labor force. The resolution of labor disputes or re-negotiated labor contracts could lead to increased labor costs, which is a significant component of our hotel operating costs, either by increases in wages or benefits or by changes in work rules that raise hotel operating costs. As we are not the employer nor bound by any collective bargaining agreement, we do not negotiate with any labor organization, and it is the responsibility of each hotel’s manager to enter into such labor contracts. Our ability, if any, to have any meaningful impact on the outcome of these negotiations is restricted by and dependent on the management agreement covering a specific hotel and we may have little or no ability to control the outcome of these negotiations.

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
Hotels in the following cities and states represented approximately 65% of our 2025 hotel revenues: New York, Washington, D.C., San Diego, San Francisco, Phoenix, Florida and Hawaii. An economic downturn, an increase in hotel supply in these cities and markets, natural disasters, weather events, terrorist attacks, health epidemics, or similar events in any one of these cities and markets likely would cause a decline in hotel demand and adversely affect occupancy rates, the financial performance of our hotels in these cities and markets and our overall results of operations. For example, lodging demand in Maui, one of our largest markets by revenues, has been significantly impacted by the wildfires that occurred in August 2023, and the effect on lodging demand is expected to continue in 2026. Additionally, a majority of our hotels in Florida were affected by Hurricane Ian in 2022 and a significant number of our hotels in Florida were affected by Hurricanes Helene and Milton in September and October 2024, respectively. The threat of terrorism also may negatively impact hotel occupancy and average daily rate, due to resulting disruptions in business and leisure travel patterns and concerns about travel safety. Hotels in major metropolitan areas, such as the major cities that represent our largest markets, may be particularly adversely affected due to concerns about travel safety.
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
We carry insurance coverage for property, business interruption, terrorism, and other risks with respect to all our hotels and other properties. We also carry, or in certain instances cause our hotel managers to carry, general liability insurance with respect to all our hotels and other properties. Certain coverages related to hotel managers’ employer status, such as worker's compensation, are insured under the hotel manager’s policies. These policies offer coverage features and insured limits that we believe are customary for similar types of properties. Generally, our “all-risk” property policies provide coverage that is available on a per-occurrence basis and that, for each occurrence, has an overall limit, as well as various sub-limits, on the insurance proceeds we can receive. Sub-limits exist for certain types of claims, such as service interruption, debris removal, expediting costs, landscaping replacement, and certain natural disasters such as earthquakes, floods and hurricanes, and may be subject to annual aggregate coverage limits. The dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit. In this regard, hotels in certain of our markets, including California, Florida, Hawaii, Houston, New Orleans and Seattle, are particularly susceptible to damage from natural disasters and the applicable sub-limits are significantly lower than the total value of the hotels we own in these markets and other states where natural disasters are possible. Recovery under the applicable policies also is subject to substantial deductibles, either fixed or as a percentage of total insured value, self-insurance retentions, or insurance issued by a "captive insurer" affiliated with Host Inc. There is no assurance that this insurance, where maintained, will fully fund the re-building or restoration of a hotel that is impacted by an earthquake, hurricane, wildfire or other natural disaster, or a terrorism event, or will fully fund the income lost as a result of the damage. Intensifying natural disasters and extreme weather events, including due to climate change, coupled with the current economic climate have directly affected the availability of insurance, increased premiums and deductibles, and reduced amounts that insurers are willing to underwrite. As a result, we may need to self-insure more of our exposures and look for alternative means of risk transfer in order to mitigate increasing insurance costs.
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
Our third-party hotel managers are dependent on information technology networks and systems, including the internet, to access, process, transmit and store proprietary and customer information. These complex networks include reservation systems, vacation exchange systems, hotel management systems, customer databases, call centers, administrative systems, and third-party vendor systems. These systems require the collection and retention of large volumes of personally identifiable information of hotel guests, including credit card numbers and passport numbers. Our hotel managers may store and process such customer information as well as proprietary information both on systems located at the hotels that we own and other hotels that they operate and manage, their corporate locations and at third-party owned facilities, including, for example, in a third-party hosted cloud environment. These information networks and systems are vulnerable to numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of systems and information such as system, network or internet failures; computer hacking or operational disruption (e.g., due to ransomware or data extortion); cyber-terrorism; viruses, worms or other malicious software programs; social engineering (e.g., phishing); employee error, negligence, malfeasance or fraud; and misconfigurations, "bugs" or other known or unknown vulnerabilities in software and hardware.
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
In addition to the information technologies and systems of our managers used to operate our hotels, we have our own corporate technologies and systems that are used to access, store, transmit, and manage or support a variety of our business processes and proprietary information. There can be no assurance that the security measures we, our managers or third-party providers have taken to protect systems and information will be fully implemented, complied with or effective in detecting or preventing failures, inadequacies or interruptions in system services or that system security will not be breached through physical or electronic break-ins, computer viruses, and attacks by hackers or insiders. This is particularly so because cyberattack methodologies change frequently and are often not recognized until launched. We, our managers and third-party providers may be unable to identify, investigate or remediate cyber events or incidents because attackers are increasingly using sophisticated techniques and tools (including artificial intelligence (AI) and machine learning) that can avoid detection, circumvent security controls, and even remove or obfuscate forensic evidence. Further, we and third parties, including our third-party managers, continue to adopt AI, which poses new security challenges. The introduction of AI, particularly generative AI, may also result in new or expanded risks and liabilities, including due to enhanced governmental or regulatory scrutiny, litigation, copyright infringement, compliance issues, ethical concerns, security risks relating to private and/or confidential information, as well as other factors that could adversely affect our business, reputation, and financial results. If we or our third-party managers experience an actual or perceived breach or a privacy or security incident because of the use of generative AI, we may lose valuable intellectual property and confidential information, and our reputation, or the reputation of our third-party managers, and the public perception of the effectiveness of our security measures could be harmed. The use of AI can also lead to unintended consequences, including generating content that appears correct but is factually inaccurate, misleading or otherwise flawed, or that results in unintended biases and discriminatory outcomes, which could harm our reputation (or the reputation of our third-party managers) and business, lead to legal liability and expose us to risks related to inaccuracies or errors in the output of such technologies.
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
We are subject to various physical, operational and financial risks associated with natural disasters and the physical effects of climate change, including more frequent or severe storms, droughts, hurricanes, flooding, earthquakes, wildfires, power shortages or outages and extreme temperatures, any of which could have a material adverse effect on our hotels, operations and business including, but not limited to, by damaging properties, by increasing the costs associated with our properties, or by decreasing the attractiveness of certain locations. For example, lodging demand in Maui, one of our largest markets by revenues, has been significantly impacted by the wildfires that occurred in August 2023, and a significant number of our hotels in Florida were affected by Hurricanes Helene and Milton in September and October 2024, respectively. Over time, our coastal markets are expected to continue to experience increases in storm intensity and rising sea levels causing damage to our hotels. As a result, we could become subject to significant losses and/or repair costs that may or may not be fully covered by insurance. Other markets such as Arizona may experience prolonged variations in temperature or precipitation that may limit access to the water needed to operate our hotels or significantly increase energy costs, which may subject those hotels to additional regulatory burdens, such as limitations on water usage or stricter energy efficiency standards. Climate change also may affect our business by increasing the cost of (or making unavailable) property insurance on terms we find acceptable in areas vulnerable to such events, increasing operating costs at our hotels, such as the cost of water or energy, and requiring us to expend funds as we seek to repair and protect our hotels against such risks. In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our properties. There can be no assurance that climate change will not have a material adverse effect on our hotels, operations or business.
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
A REIT may own up to 100% of the equity interests of an entity that is a regular C corporation for federal income tax purposes if the entity is a TRS. A TRS may own assets and earn gross income that would not be considered as qualifying assets or as qualifying gross income if owned or earned directly by a REIT, including revenues from hotel operations. Both the REIT and its C corporation subsidiary must jointly elect to treat such C corporation subsidiary as a TRS. A C corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of its stock or securities automatically will be treated as a TRS. No more than 20% of the total value of a REIT’s assets may consist of stock or securities of one or more TRS. Beginning after the calendar year ending December 31, 2025, the 20% threshold will increase to 25%.
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
We have in the past issued and may in the future issue additional shares of common stock to raise the capital necessary to finance hotel acquisitions, fund capital expenditures, refinance debt or for other corporate purposes. Sales of a substantial number of shares of Host Inc.’s common stock, or the perception that sales could occur, could affect adversely prevailing market prices for Host Inc.’s common stock. In addition, limited partners of Host L.P. who redeem their OP units and receive, at Host Inc.’s election, shares of Host Inc. common stock will be able to sell those shares freely. As of December 31, 2025, there are approximately 9.4 million Host L.P. OP units outstanding that are owned by third parties and that are redeemable, which represents approximately 1% of all outstanding OP units. Further, shares of Host Inc.’s common stock have been and will be issued or reserved for issuance from time to time under our employee benefit plans. We currently maintain two stock-based compensation plans: (i) the comprehensive stock and cash incentive plan, and (ii) an employee stock purchase plan. As of December 31, 2025, there were approximately 22 million shares of Host Inc.’s common stock reserved and available for issuance under the comprehensive stock plan and employee stock purchase plan.
Elevated interest rates or future interest rate increases would increase the interest costs on our credit facility and on our floating rate indebtedness and could impact adversely our ability to refinance existing indebtedness or to sell assets.
Interest payments for borrowings on our credit facility and the mortgages on certain properties are based on floating rates. As a result, an increase in interest rates will reduce our cash flow available for other corporate purposes, including investments in our portfolio. As of December 31, 2025, approximately 20% of our debt is subject to floating interest rates. Elevated interest rates or future interest rate increases may limit our ability to refinance existing indebtedness when it matures and increase interest costs on any indebtedness that is refinanced. We may from time to time enter into agreements such as floating-to-fixed interest rate swaps, caps, floors and other hedging contracts in order to fully or partially hedge against the cash flow effects of changes in interest rates for floating rate debt. These agreements expose us to the risk that other parties to the agreements will not perform or that the agreements will be unenforceable. In addition, an increase in interest rates could decrease the amount third parties are willing to pay for our hotels, thereby limiting our ability to dispose of them as part of our business strategy.
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
In addition, the adoption of increased government regulations, changes in Federal, state and local legislation and regulations and changes in investor preference related to ESG and similar matters may result in changes to our business practices, including increasing expenses or capital expenditures. Other impacts related to ESG matters may include the costs of compliance with new or existing regulations, standards or reporting requirements regarding the environmental impacts of our business.
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
As of February 20, 2026, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. While we have not been materially affected by known cybersecurity threats affecting the Company, we and our hotel managers continue to face risks from cybersecurity threats that, if realized, could materially adversely affect us in the future. For more information on the risks related to cybersecurity threats, including threats faced by our hotel managers, see Part I, Item 1A. "Risk Factors — We face the risk of material data breaches and disruptions of our managers’ or our own information technology systems, or the information technology systems of third parties on which we or our managers rely, which could materially adversely affect our business and results.”
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
Item 4. Mine Safety Disclosures
None.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
In the following table, we set forth certain information regarding those persons currently serving as executive officers of Host Inc. as of February 20, 2026. As a partnership, Host L.P. does not have executive officers.

Name and Title	Age	Business Experience Prior to Becoming an Executive Officer of Host Inc.
Richard E. Marriott Chairman of the Board	87	Richard E. Marriott joined our company in 1965 and has served in various executive capacities. In 1979, Mr. Marriott was elected to the board of directors. In 1984, he was elected executive vice president, and in 1986, he was elected vice chairman of the board of directors. In 1993, Mr. Marriott was elected chairman of the board.
James F. Risoleo President, Chief Executive Officer and Director	70	James F. Risoleo joined our company in 1996 as senior vice president for acquisitions. He has served in various capacities with the company, including executive vice president and chief investment officer, managing director of the company's European and west coast investment activities, and culminating in his service as president and chief executive officer beginning in January 2017.
Sourav Ghosh Executive Vice President and Chief Financial Officer	49
Sourav Ghosh joined our company in 2009 as vice president of business intelligence & portfolio strategy. In 2017, he became the head of strategy & analytics and in 2020 he became chief financial officer.

Julie P. Aslaksen Executive Vice President, General Counsel and Secretary	51	Julie P. Aslaksen joined our company in November 2019 as executive vice president, general counsel and secretary. Prior to joining our company, Ms. Aslaksen served as vice president and general counsel at General Dynamics Information Technology ("GDIT") from 2017 to 2019. Prior to her role at GDIT, Ms. Aslaksen spent 14 years with General Dynamics Corporation, where she most recently served as staff vice president, deputy general counsel and assistant secretary.
Michael E. Lentz Executive Vice President Development, Design & Construction	62	Michael E. Lentz joined our company in March 2016 as managing director, global development, design and construction. In February 2019, he was promoted to executive vice president, development, design and construction. Prior to joining us, Mr. Lentz was senior vice president of global development for Las Vegas Sands Corp. from 2011 to 2016 and before that was with Walt Disney Imagineering for 20 years, culminating in his service as vice president of project development.
Joseph C. Ottinger Senior Vice President, Corporate Controller	49
Joseph C. Ottinger joined our company in August 1999, where he has held a series of financial reporting positions with increasing responsibilities. In 2012, he was promoted to vice president, financial reporting and became assistant controller in 2017. On January 1, 2021, Mr. Ottinger began serving as senior vice president, corporate controller.

Nathan S. Tyrrell Executive Vice President, Chief Investment Officer	53
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
As of February 20, 2026, there were 13,901 holders of record of Host Inc.’s common stock. However, because many of the shares of our common stock are held by brokers and other institutions on behalf of stockholders, we believe that there are considerably more beneficial owners of our common stock than record holders. As of February 20, 2026, there were 972 limited partners of Host L.P. (in addition to Host Inc.). OP units are redeemable for cash, or, at our election, for Host Inc. common stock.
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
Comparison of Five-Year Cumulative Stockholder Returns 2020 – 2025

250
200
150
100
50
0
Dollars
2020
2021
2022
2023
2024
2025
Host Hotel & Resorts, Inc.
NAREIT Lodging Index
S&P 500 Index

	2020	2021	2022	2023	2024	2025
Host Hotels & Resorts, Inc.	$100.00	$118.87	$113.38	$144.60	$136.65	$146.56
NAREIT Lodging Index	$100.00	$118.22	$100.12	$124.07	$121.59	$115.35
S&P 500 Index	$100.00	$128.71	$105.40	$133.10	$166.40	$196.16
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or incorporated by reference into any filing of Host Inc. or Host L.P. (or any of their respective subsidiaries) under the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing.
Fourth Quarter 2025 Host Inc. Purchases of Equity Securities
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	—	$—	—	$480
November 1, 2025 - November 30, 2025	—	—	—	480
December 1, 2025 - December 31, 2025	—	—	—	480
Total	—	$—	—	$480
Item 5. Market for Registrant’s Common OP Units, Related Unitholder Matters and Issuer Purchases of Equity Securities for Host L.P.
There is no established public trading market for our common OP units and transfers of common OP units are restricted by the terms of Host L.P.’s partnership agreement. The number of holders of record of Host L.P.’s common OP units on February 20, 2026 was 972. The number of outstanding common OP units as of February 20, 2026 was 682,283,862, of which 672,851,030 were owned by Host Inc.
Fourth Quarter 2025 Host L.P. Purchases of Equity Securities

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of OP Units that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2025 - October 31, 2025	5,123	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
November 1, 2025 - November 30, 2025	60,139	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
December 1, 2025 - December 31, 2025	20,473	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	85,735			—	—
___________
*Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.’s common stock.
Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this report. This discussion focuses on our financial condition and results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024. For a discussion and analysis of the year ended December 31, 2024 compared to the same period in 2023, please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the SEC on February 26, 2025.
Overview
Host Inc. operates as a self-managed and self-administered REIT that owns hotels and conducts operations through Host L.P., of which Host Inc. is the sole general partner and of which it holds approximately 99% of its common OP units as of December 31, 2025. The remainder of Host L.P.’s common OP units are owned by various unaffiliated limited partners. Host Inc. has the exclusive and complete responsibility for Host L.P.’s day-to-day management and control.
Host Inc. is the largest lodging REIT in NAREIT’s composite index and one of the largest owners of luxury and upper upscale hotels. As of February 20, 2026, we own 76 hotels in the United States, Canada and Brazil and have minority ownership interests in an additional 90 hotels through joint ventures in the United States. These hotels are operated primarily under brand names that are among the most respected and widely recognized in the lodging industry. Most of our hotels are located in central business districts of major cities, near airports and in resort/conference destinations.
Our customers fall into three broad groups: transient business, group business and contract business, which accounted for approximately 61%, 34%, and 5%, respectively, of our 2025 room sales. For a discussion of our customer categories, see “Item 1 Business – Our Customers”.
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
Hotel revenues represented approximately 98% of our total 2025 revenues, while the remaining 2% related to condominium sales. Operations from our domestic portfolio account for approximately 98% of our total hotel revenues and 2% relate to our five hotels in Canada and Brazil. The following table presents the components of our hotel revenues as a percentage of our total hotel revenues:

% of 2025 Hotel Revenues
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

Hotel operating expenses represent approximately 97% of our total operating costs and expenses. The following table presents the components of our hotel operating expenses as a percentage of our total hotel operating expenses:

% of 2025 Hotel Operating Expenses
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
We also evaluate the performance of our business through certain non-GAAP financial measures. Each of these non-GAAP financial measures should be considered by investors as supplemental measures to GAAP performance measures such as total revenues, operating profit, net income and earnings per share. We provide a more detailed discussion of these non-GAAP financial measures, how management uses such measures to evaluate our financial condition and operating performance and a discussion of certain limitations of such measures in “—Non-GAAP Financial Measures.” Our non-GAAP financial measures include:
•NAREIT Funds From Operations (“FFO”) and Adjusted FFO per diluted share. We use NAREIT FFO and Adjusted FFO per diluted share as supplemental measures of company-wide profitability. NAREIT adopted FFO to promote an industry-wide measure of REIT operating performance. We also adjust NAREIT FFO for gains and losses on extinguishment of debt, non-cash stock-based compensation, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business.
•Comparable hotel EBITDA. Hotel EBITDA measures property-level results before debt service, depreciation and corporate-level expenses (as this is a property level measure) and is a supplemental measure of aggregate property-level profitability. We use comparable hotel EBITDA and associated margins to evaluate the profitability of our comparable hotels.
•EBITDA, EBITDAre and Adjusted EBITDAre. Earnings before interest expense, income taxes, depreciation and amortization (“EBITDA”) is a supplemental measure of our operating performance and facilitates comparisons between us and other lodging REITs, hotel owners who are not REITs and other capital-intensive companies. NAREIT adopted EBITDA for real estate (“EBITDAre”) in order to promote an industry-wide measure of REIT operating performance. We also adjust EBITDAre for property insurance gains and property damage losses, non-cash stock-based compensation, certain acquisition costs, litigation gains or losses outside the ordinary course of business and severance costs outside the ordinary course of business (“Adjusted EBITDAre”).
Summary of 2025 Operating Results
The following table reflects certain line items from our audited consolidated statements of operations and the significant operating statistics for the two years ended December 31, 2025 (in millions, except per share and hotel statistics):

Historical Income Statement Data:
2025	2024	Change
Total revenues	$6,114	$5,684	7.6%
Net income	776	707	9.8%
Operating profit	855	875	(2.3%)
Operating profit margin under GAAP	14.0%	15.4%	(140)	bps
EBITDAre ⁽¹⁾	$1,731	$1,726	0.3%
Adjusted EBITDAre ⁽¹⁾	1,757	1,680	4.6%

Diluted earnings per common share	$1.10	$0.99	11.1%
NAREIT FFO per diluted share ⁽¹⁾	2.03	1.97	3.0%
Adjusted FFO per diluted share ⁽¹⁾	2.07	2.00	3.5%

Comparable Hotel Data:
	2025 Comparable Hotels ⁽¹⁾
	2025	2024	Change
Comparable hotel revenues ⁽¹⁾	$5,856	$5,637	3.9%
Comparable hotel EBITDA ⁽¹⁾	1,694	1,653	2.5%
Comparable hotel EBITDA margin ⁽¹⁾	28.9%	29.3%	(40)	bps
Comparable hotel Total RevPAR ⁽¹⁾	$382.83	$367.53	4.2%
Comparable hotel RevPAR ⁽¹⁾	229.24	220.84	3.8%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and “Comparable Hotel Operating Statistics and Results” for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 76 comparable hotels as of December 31, 2025 and include adjustments for non-comparable hotels, dispositions and acquisitions. See "Comparable Hotel RevPAR Overview" for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $430 million, or 7.6%, compared to 2024, due to improvements in room revenues driven by strong short-term transient demand, coupled with increased out-of-room spend driving food and beverage and other revenues. In addition, $99 million of revenues were recognized during 2025 from the sale of 16 condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Total revenues also benefited from a full year of operations for the 2024 acquisitions of the 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown, 1 Hotel Central Park and The Ritz-Carlton O'ahu, Turtle Bay. However, this was partially offset by the 2025 dispositions of The Westin Cincinnati and Washington Marriott at Metro Center, as well as the closure of The Don CeSar through March 26, 2025, following the impacts of Hurricanes Helene and Milton. Comparable hotel RevPAR increased 3.8%, compared to 2024, primarily due to an increase in average room rates of 4.4%, while occupancy remained relatively flat compared to 2024. Strong transient demand, along with the continuing recovery in Maui, collectively more than offset a decline in group demand due to less short-term bookings in the year and planned renovation disruption.
Comparable hotel Total RevPAR increased 4.2% for the year, primarily due to the rate increases and improvements in food and beverage revenues driven by strength in transient business, as well as strong spa and other ancillary revenues. The growth was led by our Atlanta and Maui markets with increases of 16.2% and 13.7%, respectively, compared to 2024, as Atlanta benefitted from the completion of renovation projects underway in 2024 and Maui experienced a strong recovery in 2025 from the 2023 wildfires. In addition, comparable hotel Total RevPAR increased at some of our larger markets, including San Francisco and New York with increases of 12.7% and 12.2%, respectively, due to strong demand from city-wide events and transient demand. These strong performances were partially offset by comparable hotel Total RevPAR declines at our Austin and San Diego markets of 17.2% and 5.3%, respectively. The declines in these markets were driven primarily by large-scale renovation projects at certain properties, while Austin was further impacted by the multi-year closure of the city's convention center that started earlier in 2025.
Operating Profit
As expected, margins during the year were affected by an increase in wages expense compared to 2024, though increases in room rates were able to offset the impact. This, coupled with an $86 million decrease in net gains on insurance settlements, led to an operating profit margin (calculated based on GAAP operating profit as a percentage of GAAP revenues) decline of 140 basis points to 14.0% in 2025, compared to 15.4% in 2024. Operating profit margins under GAAP are also significantly affected by several items, including acquisitions, dispositions, depreciation expense and corporate expenses. Our comparable hotel EBITDA margins, which exclude these items, declined 40 basis points to 28.9% for the year, down from 29.3% in 2024 as operational improvements were offset by the increase in wages expense compared to 2024 and a decrease in net gains on insurance settlements of $21 million for comparable hotels.
Net Income, Adjusted EBITDAre, Diluted Earnings per Common Share, and Adjusted FFO per Diluted Share
Net income for Host Inc. increased $69 million, or 9.8%, to $776 million, primarily due to improvements in operating results and $148 million of gains on asset sales during the year, partially offset by the decrease in net gains on insurance settlements noted above and increases in wage and benefit expense, interest expense and income taxes. In addition, $17 million of net income was recognized during 2025 from the sale of 16 condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort. These changes, combined with the benefit of share repurchases in 2025 and 2024, led to an 11.1% increase in diluted earnings per common share for Host Inc. to $1.10. Adjusted EBITDAre, which excludes gain on property insurance, gain on sale of assets and interest expense, among other items, increased 4.6% to $1,757 million, reflecting improvements in revenues from operations and the condominium sales, partially offset by the decline in business interruption proceeds and increases in wages and benefits. Adjusted FFO per diluted share increased 3.5% to $2.07 in 2025, reflecting the changes in Adjusted EBITDAre and the impact of share repurchases in 2025 and 2024, partially offset by increases in interest expense and income taxes.
The trends and transactions described above for Host Inc. affected similarly the operating results for Host L.P., as the only significant difference between the Host Inc. and Host L.P. statements of operations relates to the treatment of income attributable to the unaffiliated limited partners of Host L.P.
2026 Outlook
Throughout 2025, strong leisure transient demand led to comparable hotel RevPAR growth of 3.8% compared to 2024. Results reflect the improving leisure demand on Maui and an increase in transient revenue driven by higher average rates, particularly at our resorts. While recent economic policy changes created heightened uncertainty, higher-income earners were undeterred in 2025 and continued to travel which supported our overall results. These trends are expected to continue into 2026, although performance is likely to remain uneven across markets and lodging chain scales. The U.S. continues to face a persistent imbalance between strong outbound travel and a delayed recovery in international inbound visitation. While inbound travel is expected to rebound modestly in 2026, supported in part by the FIFA World Cup games hosted in the United States, the recovery is expected to be partial rather than complete, as tariff-related sentiment and visa restrictions continue to limit the U.S.'s competitiveness as an international destination. Maui is expected to continue its recovery in 2026.
From a macroeconomic perspective, economic conditions during 2025 remained generally supportive to economic growth, though increasingly bifurcated across income groups and sectors with sustained high-income consumer spending, and through continued business investment, particularly in artificial intelligence. Lodging demand has historically moved with broader economic activity, though the industry's post-pandemic recovery has been more uneven than that of the overall economy. As a result, lodging performance in 2025 reflected a more pronounced bifurcation than the broader economy, with luxury and upper upscale tiers delivering growth while lower chain scales exhibited heightened sensitivity to shifts in discretionary spending, pricing power, and demand composition. Looking ahead to 2026, the divided nature of the economic trends are expected to persist, with discretionary spending and travel demand increasingly concentrated among higher-income households. These households represent the majority of the customers at our hotels, which operate in the luxury and upper-upscale tiers. Inflation is expected to remain above the Federal Reserve’s target in 2026, reinforcing a cautious monetary policy backdrop and limiting the scope for aggressive rate cuts, while elevated policy uncertainty and higher-for-longer interest rates present downside risks to growth. Despite these risks, the U.S. economy is expected to remain on a firm growth path, with real GDP projected to grow approximately 2.4% and business investment expected to grow approximately 3.2%, according to the February 2026 Blue Chip Economic Indicators.
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
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2026 will be between 2.0% and 3.5%.
As discussed above, the current outlook for the lodging industry remains uncertain, reflecting varying analyst assumptions surrounding the impact of trade policy, elevated inflation and interest rates, concerns regarding U.S. economic growth, the current travel imbalance due to the decrease in inbound travel to the United States and escalating geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, deteriorating macroeconomic conditions. For more information on the risks that can affect our future results, see Part I, Item 1A. “Risk Factors.”

Strategic Initiatives
For 2026, we intend to continue our disciplined approach to capital allocation to strengthen our portfolio and to deliver stockholder value through multiple levers, which may include, over time and dependent on market conditions, acquiring hotels or investing in our portfolio. We intend to take advantage of our strong capital position and overall scale to acquire upper-upscale and luxury properties, through single asset or portfolio acquisitions, that we believe have sustainable competitive advantages to drive long-term value to the extent favorable pricing opportunities arise. At the same time, we will opportunistically sell hotels when market conditions permit. We also continue to critically analyze our portfolio to seek to take advantage of the inherent value of our real estate for its highest and best use.
Dispositions. During 2025, we sold The Westin Cincinnati and the Washington Marriott at Metro Center in separate transactions for a total price of $237 million, including $2 million of FF&E funds retained by us, and provided a $114 million loan to the buyer of the Washington Marriott at Metro Center maturing in 2027, subject to the purchaser's right to extend until 2028 if certain conditions are satisfied.
Subsequent to year-end, we sold the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole for a sales price of $1.1 billion. The proceeds will be net of $23 million for the buyer's acquisition of the FF&E reserves. We also sold The St. Regis Houston subsequent to year end for $51 million.
In 2025, the Asia/Pacific joint venture, in which we own a 25% interest, sold its 36% share in two separate joint ventures in India to the existing shareholders thereof, representing our exit from our Asia investment. Our portion of the net proceeds to be received is approximately INR 1,550 million ($17 million).
Capital Projects. We continue to pursue opportunities to enhance asset value through select capital improvements, including projects that are designed to increase the eco-efficiency of our hotels, incorporate elements of sustainable design and replace aging equipment and systems with more efficient technology. During 2025, we spent approximately $644 million on capital expenditures, of which $282 million represented return on investment (“ROI”) capital expenditures, $287 million represented renewal and replacement projects and $75 million was for hurricane and other restoration work. This included our restoration efforts at The Don CeSar following Hurricanes Helene and Milton, for which we estimate the total property reconstruction and remediation costs, including resiliency enhancements, was approximately $105 million, of which approximately 30% related to remediation costs. The Don CeSar reopened to guests on March 26, 2025, as part of a phased reopening, with the final amenities reopened during the third quarter of 2025. As of December 31, 2025, we have received total insurance proceeds of $73 million related to our claims, of which $24 million has been recognized as business interruption proceeds. Subsequent to year-end, we received an additional $8 million of insurance proceeds, of which $7 million related to business interruption. Final determination on insurance claims related to The Don CeSar is expected in 2026. In addition to the hurricane restoration at The Don CeSar, in 2025 we also completed a planned 10,000 square foot ballroom expansion at the property and, subsequent to year end, completed the expansion project at The Phoenician, A Luxury Collection Resort, to add a 20-key, eight-villa development at the Canyon Suites.
Hotels within certain regions are subject to environmental and weather-related events, including hurricanes, wildfires, floods, rising sea levels, mudslides, earthquakes, and other natural perils. To mitigate some of these physical risks, we execute capital expenditure projects, including replacements and restorations of exterior walls, doors and windows, roofs, grounds, relocated/elevated critical equipment and distributed energy systems to further increase the resilience of our hotels. A portion of our capital expenditures for 2025 include these types of projects, which we expect to continue in future years. While the number of projects and overall cost varies from year to year, on average approximately 8% of our capital expenditures have related to these types of projects over the past six years. The enhanced resilience projects implemented during the reconstruction of The Ritz-Carlton, Naples were successful in minimizing damage to the resort during the two hurricanes that made landfall in 2024; however, no assurances can be made as to whether these enhanced resiliency projects will be successful in mitigating the damage from future environmental and weather-related events, especially as the frequency and severity of these events are expected to increase over time.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 at six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. The total investment is expected to be approximately $550 million to $600 million, two-thirds of which we were planning to invest as part of our capital plan over the next few years. We expect to invest between $125 million and $200 million per year on this program. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Of the six properties included in the program, we completed the projects at Grand Hyatt Atlanta in Buckhead,

Hyatt Regency Austin and Hyatt Regency Washington on Capitol Hill in 2025. Approximately 78% of the total estimated costs of the program have been spent as of December 31, 2025 and, in 2026, we expect to substantially complete the remaining three properties, Grand Hyatt Washington, Manchester Grand Hyatt San Diego and Hyatt Regency Reston.
In 2025, we also reached an agreement with Marriott International to complete a second transformational capital program at four properties over a four-year period, including The Westin Kierland Resort & Spa, New Orleans Marriott, The Ritz-Carlton Naples, Tiburón and The Ritz-Carlton, Marina del Rey. These portfolio investments are designed to better position the assets to compete in their respective markets and enhance long-term performance. We expect to spend between $300 million and $350 million through 2029. In exchange, Marriott has provided enhanced owner priority returns on the agreed upon investments and operating profit guarantees of approximately $18 million, which is net of reductions for incentive management fees, to offset expected business disruption.
During 2025, we spent approximately $191 million on these two programs, which is included in ROI capital projects. We received approximately $26 million of operating profit guarantees in 2025 from the Hyatt and Marriott programs and expect to receive approximately $19 million in 2026.
For 2026, we expect total capital expenditures of $525 million to $625 million, consisting of ROI projects of approximately $250 million to $300 million, renewal and replacement expenditures of $275 million to $325 million. The ROI projects include approximately $175 million to $210 million for the Hyatt and Marriott transformational capital programs. We also plan to commence a comprehensive renovation at The Westin South Coast Plaza consisting of rooms, meeting space and lobby updates.
Construction continued on the development of 40 fee-simple condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Construction of the mid-rise building was completed in 2025, with condominium closings commencing in the fourth quarter, and the villas are expected to be completed in the first half of 2026. In 2025, we spent $88 million in development costs for this project and expect development costs of approximately $15 million in 2026 to complete the project. In 2025, we recognized $99 million of revenues from the sale of 16 condominium units.
Financing transactions. On May 20, 2025, we issued $500 million of 5.7% Series M senior notes for proceeds of approximately $490 million, net of de minimis original issue discount, underwriting fees and other expenses. The net proceeds were used to redeem all $500 million of Series E senior notes due in June 2025.
On November 26, 2025, we issued $400 million of 4.25% Series N senior notes for proceeds of approximately $395 million, net of de minimis original issue discount, underwriting fees and other expenses. The net proceeds were used to redeem all $400 million of Series F senior notes due in February 2026.
We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. As of December 31, 2025, we have a debt balance of $5.1 billion, our weighted average interest rate is 4.8%, and our weighted average debt maturity is 5.1 years.
For a detailed discussion, see “—Liquidity and Capital Resources.” For a detailed discussion of our significant debt activities, see Part II Item 8. “Financial Statements and Supplementary Data – Note 5. Debt” in the Notes to Consolidated Financial Statements.
Share Repurchase and Dividends. In 2025, we repurchased 13.1 million shares at an average price of $15.68 per share, exclusive of commissions, for a total of $205 million, under our share repurchase program. As of December 31, 2025, we have $480 million available for repurchase under the program.
During 2025, Host Inc.'s Board of Directors declared dividends totaling $0.95 per share on its common stock, including a fourth quarter special dividend of $0.15 per share. Accordingly, Host L.P. made distributions of $0.9704193 per unit with respect to its common OP units for 2025. On February 18, 2026, we announced a regular quarterly cash dividend of $0.20 per share on our common stock. The dividend will be paid on April 15, 2026 to stockholders of record on March 31, 2026. The amount of any future dividends will be based on our policy of distributing, over time, 100% of our taxable income and will be determined by Host Inc.’s Board of Directors.
There can be no assurances that any future dividends will match or exceed those set forth above for any number of reasons, including a decline in operations or an increase in liquidity needs. We believe that we have sufficient liquidity and access to the capital markets in order to fund our capital expenditures programs and to take advantage of investment opportunities.
Results of Operations
The following table reflects certain line items from our audited consolidated statements of operations for the two years ended December 31, 2025 (in millions, except percentages):

	2025	2024	Change
Total revenues	$6,114	$5,684	7.6%
Operating costs and expenses:
Property-level costs ⁽¹⁾	5,079	4,796	5.9%
Cost of goods sold ⁽²⁾	80	—	N/M
Corporate and other expenses	124	123	0.8%
Net gain on insurance settlements	24	110	(78.2)%
Operating profit	855	875	(2.3)%
Interest expense	235	215	9.3%
Other gains	148	—	N/M
Provision for income taxes	42	14	200.0%

Host Inc.:
Net income attributable to non-controlling interests	11	10	10.0%
Net income attributable to Host Inc.	765	697	9.8%

Host L.P.:
Net income attributable to non-controlling interests	1	1	—%
Net income attributable to Host L.P.	775	706	9.8%
___________
(1)Amounts represent total operating costs and expenses from our audited consolidated statements of operations, less cost of goods sold, corporate and other expenses and net gain on insurance settlements.
(2)Amounts represent the costs related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
N/M = Not meaningful.
Statements of Operations Results and Trends
Operations improved in 2025 compared to 2024, reflecting (i) an increase in room rates driven by strong transient demand and continued strength in out-of-room spend; (ii) the continuing recovery on Maui; (iii) a full year of operations for our 2024 acquisitions, including 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown acquired in April 2024, 1 Hotel Central Park acquired in July 2024, and The Ritz-Carlton O'ahu, Turtle Bay acquired in July 2024 (collectively, the "2024 Acquisitions"); and (iv) $17 million of net income recognized during 2025 from the sale of 16 condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort. These improvements more than offset the negative impact on operations resulting from our 2025 dispositions of The Westin Cincinnati and Washington Marriott Metro Center (collectively, the "2025 Dispositions") and the closure of The Don CeSar from September 2024 to March 2025 due to Hurricanes Helene and Milton.

The following table presents revenues in accordance with GAAP and includes all consolidated hotels for the two years ended December 31, 2025 (in millions, except percentages):

	2025	2024	Change
Revenues:
Rooms	$3,608	$3,426	5.3%
Food and beverage	1,803	1,716	5.1%
Other	604	542	11.4%
Condominium sales	99	—	100.0%
Total revenues	$6,114	$5,684	7.6%
Rooms. Total rooms revenues increased $182 million, or 5.3%, in 2025, reflecting a full year of operations for the 2024 Acquisitions and an increase in rooms revenue at our comparable hotels of $120 million, or 3.5%, primarily due to an increase in average room rate of 4.4% driven by transient demand.
Food and beverage. Total food and beverage ("F&B") revenues increased $87 million, or 5.1%, in 2025, due to a full year of operations for the 2024 Acquisitions and an increase in F&B revenues at our comparable hotels of $59 million, or 3.5%, driven by strong outlet revenues from our resorts, specifically our Maui resorts as the recovery continues, as well as the completion of ROI projects at several restaurant locations in other markets.
Other revenues. Total other revenues increased $62 million, or 11.4%, in 2025, driven by a full year of results from the 2024 Acquisitions and an increase in other revenues at our comparable hotels of $40 million, or 7.3%, primarily due to an increase in spa, golf and other ancillary revenues, boosted by the continued recovery on Maui.
Condominium sales. During 2025, $99 million of revenues were recognized from the sale of 16 condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort.
Property-level Operating Expenses
The following table presents consolidated property-level operating expenses in accordance with GAAP and includes all consolidated hotels for the two years ended December 31, 2025 (in millions, except percentages):

	2025	2024	Change
Expenses:
Rooms	$906	$849	6.7%
Food and beverage	1,224	1,137	7.7%
Other departmental and support expenses	1,466	1,383	6.0%
Management fees	262	254	3.1%
Other property-level expenses	426	411	3.6%
Depreciation and amortization	795	762	4.3%
Total property-level operating expenses	$5,079	$4,796	5.9%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses in any given year. During 2025, these expenses increased approximately 5% on a per available room basis compared to 2024, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2026.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
The increases in expenses for rooms, food and beverage, other departmental and support, and management fees were generally due to the corresponding increases in revenues due to a full year of operations from the 2024 Acquisitions, and also reflected increased expenses at our comparable hotels primarily due to increased wages and benefits, as follows:
Rooms. Rooms expenses increased $57 million, or 6.7%, in 2025. Our comparable hotels rooms expenses increased $40 million, or 4.7%, in 2025, driven by an overall increase in wage rates. Wages and benefits represented approximately 67% of our 2025 and 2024 rooms expenses.
Food and beverage. F&B expenses increased $87 million, or 7.7%, in 2025. For our comparable hotels, F&B expenses increased $60 million, or 5.3%, in 2025. Overall, F&B costs as a percentage of revenues increased year over year, reflecting higher wages and a shift to more outlet sales, which generally have a higher cost as a percentage of revenue as compared to banquet sales. Wages and benefits represented approximately 69% of our 2025 and 2024 F&B expenses.
Other departmental and support expenses. Other departmental and support expenses increased $83 million, or 6.0%, in 2025. On a comparable hotel basis, other departmental and support expenses increased $46 million, or 3.3%. These increases were primarily due to higher wage expense. Wages and benefits represented approximately 42% of our 2025 and 2024 other departmental and support expenses.
Management fees. Total management fees increased $8 million, or 3.1%, in 2025. Base management fees, which generally are calculated as a percentage of total hotel revenues, increased $6 million, or 3.8%, compared to 2024. At our comparable hotels, base management fees increased $4 million, or 2.5%, for 2025. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $2 million, primarily due to the increase in incentive management fees at our comparable hotels of $2 million, or 2.4%, which was due to the improved operations at our properties.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses increased $15 million, or 3.6%, in 2025, primarily due to increases in property taxes and insurance due to the 2024 Acquisitions. Other property-level expenses at our comparable hotels increased $6 million, or 1.6%, in 2025. Other property-level expenses were partially offset by the receipt of operating profit guarantees from Marriott and Hyatt under the transformational capital programs in both 2025 and 2024.
Other Income and Expenses
Cost of goods sold. Cost of goods sold totaled $80 million for the year ended December 31, 2025, which related to the sale of 16 condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort. Cost of goods sold for these condominiums consists primarily of capitalized construction and development costs, which are recognized upon the sale of individual units.
Corporate and other expenses. Corporate and other expenses include the following items (in millions):

	Year ended December 31,
	2025	2024
General and administrative costs	$98	$93
Non-cash stock-based compensation expense	26	24
Litigation accruals	—	6
Total	$124	$123
General and administrative costs primarily consist of wages and benefits, travel, corporate insurance, legal fees, audit fees, building rent and systems costs. Corporate and other expenses increased for the year ended December 31, 2025, due primarily to an increase in compensation expense, partially offset by a decrease in litigation accruals.

Net gain on insurance settlements. The following table details our gain on insurance settlements for property damage and business interruption, net of property damage and remediation losses, related to Hurricanes Ian, Helene and Milton, the 2023 Maui wildfires and other weather events; the only insurance claims currently outstanding related to these matters is from Hurricanes Helene and Milton (in millions):

	Year ended December 31,
	2025	2024
Property damage
Hurricanes Helene/Milton	$—	$(6)
Hurricane Ian	—	72
Other	—	4
Business interruption
Hurricanes Helene/Milton	24	—
Hurricane Ian	—	19
Maui wildfires	—	21
Net gain on insurance settlements	$24	$110
Interest expense. Interest expense increased $20 million, or 9.3%, in 2025 as compared to 2024, primarily due to higher outstanding debt balances during 2025, as we issued $1.3 billion of senior note debt in 2024 to partially fund our 2024 Acquisitions and refinance $400 million of senior notes. We also refinanced $900 million of senior note debt in 2025 at slightly higher interest rates, on average. The following table presents certain components of interest expense (in millions):

	Year ended December 31,
	2025	2024
Cash interest expense ⁽¹⁾	$224	$205
Non-cash interest expense	11	10
Total interest expense	$235	$215
___________
(1)Total cash interest expense paid was $241 million and $172 million in 2025 and 2024, respectively, which includes an increase (decrease) due to the change in accrued interest of $17 million and $(33) million for 2025 and 2024, respectively.
Other gains. The following table presents the gains recognized on the sale of assets and other (in millions):

	Year ended December 31,
	2025	2024
Washington Marriott at Metro Center	122	—
The Westin Cincinnati	21	—
Other	5	—
	$148	$—
Equity in earnings of affiliates. Equity in earnings of affiliates increased $11 million, or 157.1%, in 2025, reflecting increased earnings from our investment in Noble Fund V, and realized and unrealized gains on investments with Fifth Wall Ventures and Thayer Ventures.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as TRS for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations and the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. In 2025 and 2024, we recorded an income tax provision of $42 million and $14 million, respectively, primarily due to the profitability of hotel operations retained by the TRS, including $24 million and $40 million of business interruption insurance gains recorded in 2025 and 2024, respectively. The 2024 tax provision was partially offset by the recognition of a $7 million income tax benefit due to federal income tax credits resulting from the installation of a co-generation plant at one of our properties. As a result of legislation enacted by the CARES Act in 2020, a portion of the 2020 domestic net operating loss was carried back to 2017-2019 in order to procure a refund of U.S. federal corporate income taxes previously paid. The remaining portion of the 2020 net operating loss, as well as the entire 2021 net operating loss incurred by our TRS, may be carried forward indefinitely to reduce our income taxes paid, subject to an annual limit on the use thereof equal to 80% of annual taxable income. See also Part II Item 8. “Financial Statements and Supplementary Data – Note 7. Income Taxes” for a discussion of our income taxes.
Comparable Hotel RevPAR Overview
We discuss operating results for our hotels on a comparable hotel basis. Comparable hotels are those properties that we consolidate as of the reporting date. Comparable hotels do not include the results of hotels sold or classified as held-for-sale, hotels that have sustained substantial property damage or business interruption, or hotels that have undergone large-scale capital projects, in each case requiring closures lasting one month or longer during the reporting periods being compared. We believe this provides investors with a better understanding of underlying growth trends for our current portfolio, without impact from properties that experienced closures. We have removed The Don CeSar and Alila Ventana Big Sur from our comparable operations for the year ended December 31, 2025 due to closures. See “Comparable Hotel Operating Statistics and Results” below for more information on how we determine our comparable hotels.
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

Hotel Operating Data by Location.
The following table sets forth performance information for our hotels by geographic location as of December 31, 2025 and 2024 on a comparable hotel and actual basis:
Comparable Hotel Results by Location

	As of December 31, 2025		Year ended December 31, 2025				Year ended December 31, 2024
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$654.62	71.3%	$467.04	$728.79	$663.09	60.1%	$398.83	$641.01	17.1%	13.7%
Oahu ⁽¹⁾	2	876	489.06	82.5%	403.54	614.38	457.70	81.2%	371.85	576.36	8.5%	6.6%
Miami	2	1,038	549.06	72.9%	400.38	703.89	526.83	70.2%	369.84	641.42	8.3%	9.7%
Jacksonville	1	446	541.61	71.7%	388.19	889.30	517.28	71.2%	368.44	840.68	5.4%	5.8%
New York	3	2,720	418.18	87.0%	363.64	520.10	392.96	84.6%	332.63	463.36	9.3%	12.2%
Florida Gulf Coast	4	1,529	517.51	64.3%	332.59	718.61	473.90	67.2%	318.69	672.55	4.4%	6.8%
Phoenix	3	1,545	393.28	70.8%	278.57	658.45	395.73	70.0%	276.93	646.95	0.6%	1.8%
Nashville	2	721	344.87	79.9%	275.44	470.44	344.36	79.7%	274.37	447.79	0.4%	5.1%
Orlando	2	2,448	416.42	64.4%	268.25	564.26	383.93	65.1%	249.76	528.04	7.4%	6.9%
Los Angeles/Orange County	3	1,067	305.18	76.8%	234.23	358.11	297.23	78.1%	232.13	350.62	0.9%	2.1%
San Diego	3	3,294	295.65	73.8%	218.24	410.72	293.18	78.9%	231.22	433.50	(5.6%)	(5.3%)
Boston	2	1,496	289.70	74.8%	216.74	283.72	280.30	78.1%	218.97	287.46	(1.0%)	(1.3%)
Philadelphia	2	810	238.13	81.2%	193.26	297.12	237.00	80.4%	190.56	289.97	1.4%	2.5%
Washington, D.C. (CBD)	4	2,788	309.82	61.9%	191.85	281.17	289.11	67.7%	195.84	291.55	(2.0%)	(3.6%)
Northern Virginia	2	916	268.19	69.3%	185.77	297.46	258.13	72.5%	187.25	296.74	(0.8%)	0.2%
Chicago	3	1,562	252.09	71.4%	179.92	257.81	255.54	70.4%	180.01	249.73	—%	3.2%
San Francisco/San Jose	6	4,162	254.71	69.0%	175.69	261.00	241.04	65.3%	157.34	231.55	11.7%	12.7%
Seattle	2	1,315	246.07	67.3%	165.67	224.24	248.84	68.3%	169.99	230.55	(2.5%)	(2.7%)
Atlanta	2	810	212.87	66.9%	142.34	239.51	202.78	61.8%	125.29	206.10	13.6%	16.2%
Houston	4	1,710	208.40	67.5%	140.64	196.48	202.39	72.4%	146.51	201.19	(4.0%)	(2.3%)
Austin	2	769	249.07	54.8%	136.53	248.67	256.02	66.3%	169.83	300.41	(19.6%)	(17.2%)
San Antonio	2	1,512	226.17	60.3%	136.38	217.83	216.95	62.0%	134.48	218.75	1.4%	(0.4%)
New Orleans	1	1,333	202.57	65.0%	131.61	210.83	193.96	71.4%	138.52	218.31	(5.0%)	(3.4%)
Denver	3	1,342	201.83	63.8%	128.84	197.80	199.13	66.8%	133.12	205.67	(3.2%)	(3.8%)
Other	8	2,551	298.83	68.3%	204.00	318.75	295.74	65.3%	193.04	305.70	5.7%	4.3%
Domestic	71	40,340	332.09	70.1%	232.78	389.91	317.42	70.7%	224.31	374.29	3.8%	4.2%

International	5	1,499	199.31	67.1%	133.80	190.79	200.88	63.4%	127.43	184.07	5.0%	3.7%
All Locations	76	41,839	$327.54	70.0%	$229.24	$382.83	$313.67	70.4%	$220.84	$367.53	3.8%	4.2%
___________
(1)    Prior to our ownership of The Ritz Carlton O'ahu, Turtle Bay, golf revenues were recorded by the property based on gross sales. After our acquisition of the property in July 2024, the golf course operates under a lease agreement, under which we record rental income, resulting in lower total revenues when compared to the periods prior to our ownership.

Results by Location - actual, based on ownership period(1)

	As of December 31,
	2025	2024	Year ended December 31, 2025				Year ended December 31, 2024
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$654.62	71.3%	$467.04	$728.79	$663.09	60.1%	$398.83	$641.01	17.1%	13.7%
Oahu	2	2	489.06	82.5%	403.54	614.38	345.57	85.7%	296.02	412.98	36.3%	48.8%
Miami	2	2	549.06	72.9%	400.38	703.89	526.83	70.2%	369.84	641.42	8.3%	9.7%
Jacksonville	1	1	541.61	71.7%	388.19	889.30	517.28	71.2%	368.44	840.68	5.4%	5.8%
New York	3	3	418.18	87.0%	363.64	520.10	385.01	84.9%	326.69	453.98	11.3%	14.6%
Florida Gulf Coast	5	5	498.52	61.8%	308.30	657.92	467.55	65.7%	307.37	642.56	0.3%	2.4%
Phoenix	3	3	393.28	70.8%	278.57	658.45	395.73	70.0%	276.93	646.95	0.6%	1.8%
Nashville	2	2	344.87	79.9%	275.44	470.44	355.16	81.3%	288.88	467.80	(4.7%)	0.6%
Orlando	2	2	416.42	64.4%	268.25	564.26	383.93	65.1%	249.76	528.04	7.4%	6.9%
Los Angeles/Orange County	3	3	305.18	76.8%	234.23	358.11	297.23	78.1%	232.13	350.62	0.9%	2.1%
San Diego	3	3	295.65	73.8%	218.24	410.72	293.18	78.9%	231.22	433.50	(5.6%)	(5.3%)
Boston	2	2	289.70	74.8%	216.74	283.72	280.30	78.1%	218.97	287.46	(1.0%)	(1.3%)
Philadelphia	2	2	238.13	81.2%	193.26	297.12	237.00	80.4%	190.56	289.97	1.4%	2.5%
Washington, D.C. (CBD)	4	5	307.83	63.2%	194.64	281.82	288.63	69.1%	199.43	289.57	(2.4%)	(2.7%)
Northern Virginia	2	2	268.19	69.3%	185.77	297.46	258.13	72.5%	187.25	296.74	(0.8%)	0.2%
Chicago	3	3	252.09	71.4%	179.92	257.81	255.54	70.4%	180.01	249.73	—%	3.2%
San Francisco/San Jose	6	6	254.71	69.0%	175.69	261.00	241.04	65.3%	157.34	231.55	11.7%	12.7%
Seattle	2	2	246.07	67.3%	165.67	224.24	248.84	68.3%	169.99	230.55	(2.5%)	(2.7%)
Atlanta	2	2	212.87	66.9%	142.34	239.51	202.78	61.8%	125.29	206.10	13.6%	16.2%
Houston	5	5	220.24	65.0%	143.16	203.43	214.37	69.6%	149.28	208.63	(4.1%)	(2.5%)
Austin	2	2	249.07	54.8%	136.53	248.67	256.02	66.3%	169.83	300.41	(19.6%)	(17.2%)
San Antonio	2	2	226.17	60.3%	136.38	217.83	216.95	62.0%	134.48	218.75	1.4%	(0.4%)
New Orleans	1	1	202.57	65.0%	131.61	210.83	193.96	71.4%	138.52	218.31	(5.0%)	(3.4%)
Denver	3	3	201.83	63.8%	128.84	197.80	199.13	66.8%	133.12	205.67	(3.2%)	(3.8%)
Other	9	10	327.43	67.7%	221.78	343.04	308.67	65.6%	202.53	314.00	9.5%	9.3%
Domestic	74	76	333.93	69.8%	233.07	389.64	314.82	70.4%	221.71	368.78	5.1%	5.7%

International	5	5	199.31	67.1%	133.80	190.79	200.88	63.4%	127.43	184.07	5.0%	3.7%
All Locations	79	81	$329.42	69.7%	$229.61	$382.76	$311.21	70.2%	$218.41	$362.37	5.1%	5.6%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Sales by Business Mix.
The majority of our customers fall into three broad categories: transient, group and contract business. The information below is derived from business mix results from the 76 comparable hotels owned as of December 31, 2025, which excludes one hotel that was held-for-sale.
Improvements in 2025 compared to 2024 were primarily driven by an increase in transient revenue of 4.9%, driven entirely by an increase in average rates, reflecting strong demand and improving leisure demand on Maui. As anticipated, group revenue declined by 0.6% as a result of planned renovation disruption from the Hyatt and Marriott Transformational Capital Programs and business mix shifting from group to transient in Maui in the first half of the year.

The following are the results of our transient, group and contract business:

	Year ended December 31, 2025
	Transient business	Group business	Contract business
Room nights (in thousands)	5,833	4,055	819
Percentage change in room nights vs. 2024	—%	(4.2%)	11.5%
Rooms Revenues (in millions)	$2,129	$1,200	$178
Percentage change in rooms revenues vs. 2024	4.9%	(0.6%)	17.6%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and Host L.P. limited partners and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowings under our credit facility and debt and equity issuances. Our next significant maturity is in January 2027, which is one of the two $500 million term loans under our credit facility that has a one-year extension option, subject to certain conditions. For our long-term senior note and credit facility obligations, we historically have refinanced these amounts prior to their maturity through the issuance of new senior notes or the entry into new credit facility agreements. In the short term, our cash obligations include the minimum lease payments on our ground leases, which in 2026 are approximately $32 million, and most of our other operating obligations. In the long term, our ground lease payments are the longest time horizon obligations and currently run up to 98 years. For a summary of our obligations under our ground leases, see Exhibit 99.1 to this Annual Report.
In addition to the liabilities on our consolidated balance sheet, under our capital expenditures program, we have budgeted to spend $525 million to $625 million in 2026. Commitments for capital expenditures generally run less than two years for the life of the project. In the long term, renewal and replacement ("R&R") capital expenditures are designed to maintain the quality and competitiveness of our hotels and typically occur at intervals of seven to ten years. The projects are primarily funded through the FF&E reserves established at each hotel. Average annual R&R spend over the last five years has been $286 million.

As part of our investment in our Noble joint venture, we have made a $211.5 million capital commitment to Noble Fund V, an additional capital commitment of $30 million through a related co-investment, and a commitment to fund an amount equal to 10% of Noble Hospitality Fund VI, L.P. ("Noble Fund VI"), regardless of the ultimate size of Noble Fund VI. As of December 31, 2025, we have funded $144 million and $29 million of the Noble Fund V and co-investment commitments, respectively, with the remaining amounts expected to be paid by the end of 2026. Additionally, as part of our agreements with the Noble Group, the counterparty has a one-time put right in 2030 to require us to purchase up to an additional 26% interest in the entities in which we currently hold a 49% interest, at a fixed price of $56 million.
As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, including capital gains. The February 2026 sale of the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole is expected to generate an approximate $500 million capital gain on sale. If we are unable to find a suitable acquisition asset to consummate a like-kind exchange, Host Inc. would intend to distribute the capital gain to its stockholders. For the remaining proceeds, we will weigh potential cash uses which may include, subject to market conditions, acquisitions, other investments in our portfolio, common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any special dividend will be subject to approval by Host Inc.’s Board of Directors.
See also Part II Item 8. “Financial Statements and Supplementary Data – Note 17. Legal Proceedings, Guarantees and Contingencies” for a discussion of obligations under contingent liabilities or guarantees.
Capital Resources. As of December 31, 2025, we had $768 million of cash and cash equivalents, $167 million in our FF&E escrow reserve and $1.5 billion available under the revolver portion of our credit facility. In the near term, we expect to fund our above cash requirements, including our dividends, capital expenditures program, debt service and operating and corporate costs, primarily through hotel operations and our existing cash reserves. Based on our cash balance at December 31, 2025 and our expected cash obligations, we believe we will have sufficient liquidity to meet our near-term obligations. Future acquisitions and/or obligations also may be funded through a draw on the available portion of the revolver under our credit facility, equity issuances, or asset sales.
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

The following graph summarizes our aggregate debt maturities as of February 20, 2026:

DEBT BALANCE (IN MILLIONS)
1,000
750
500
250
0
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036
Senior Notes
Term Loan (1)
Mortgage and Other Debt (2)

___________
(1)The first term loan under our credit facility that is due in 2027 has an extension option that would extend maturity of the instrument to 2028, subject to meeting certain conditions, including payment of a fee. The second term loan tranche that is due in 2028 does not have an extension option.
(2)Mortgage and other debt excludes principal amortization of $2 million each year in 2026 and 2027 for the mortgage loan that matures in 2027.
Given the total amount of our debt and our maturity schedule, we may continue to redeem or repurchase senior notes from time to time, taking advantage of favorable market conditions. In February 2026, Host Inc.’s Board of Directors authorized repurchases of up to $1.0 billion of senior notes other than in accordance with their respective terms, of which the entire amount remains available under this authority. We may purchase senior notes for cash through open market purchases, privately negotiated transactions, a tender offer or, in some cases, through the early redemption of such securities pursuant to their terms. Repurchases of debt will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Any retirement before the maturity date will affect earnings and NAREIT FFO per diluted share as a result of the payment of any applicable call premiums and the accelerated expensing of previously deferred and capitalized financing costs. Accordingly, considering our priorities in managing our capital structure and liquidity profile and given prevailing conditions and relative pricing in the capital markets, we may, at any time, subject to applicable securities laws and the requirements of our credit facility and senior notes, be considering, or be in discussions with respect to, the repurchase or issuance of exchangeable debentures and/or senior notes or the repurchase or sale of our common stock. Any such transactions may, subject to applicable securities laws, occur simultaneously.
Two programs currently are in place relating to purchases and sales of our common stock. First, under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. In the fourth quarter of 2025, no shares were repurchased. For full year 2025, we repurchased 13.1 million shares at an average price of $15.68 per share, exclusive of commissions, for a total of $205 million. At December 31, 2025, we had $480 million available for repurchase under the program.
Second, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued in 2025 or 2024. As of December 31, 2025, there was $600 million of remaining capacity under the agreement and the agreement expires pursuant to its terms on May 31, 2026.
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
Sources and Uses of Cash. In 2025, our primary sources of cash included cash from operations and proceeds from dispositions and debt issuances. Our primary uses of cash during the year consisted of capital expenditures, operating costs, investments in our joint ventures, debt repayments, share repurchases and distributions to equity holders. We anticipate that our sources and uses of cash will be similar in 2026.
The table below details our significant cash flows for the years ended December 31, 2025 and 2024 (in millions):

	2025	2024
Cash and cash equivalents and restricted cash, beginning of period	$798	$1,363
Net increase (decrease) in cash and cash equivalents and restricted cash	139	(565)
Cash and cash equivalents and restricted cash, end of period	$937	$798

Operating activities
Net cash provided by operating activities	$1,510	$1,498
Investing activities
Acquisitions and investments	(99)	(1,560)
Dispositions, including proceeds from loan receivable, and return of capital from investments	207	1
Capital expenditures	(644)	(548)
Financing activities
Issuance of senior notes	892	1,279
Repurchase of senior notes	(900)	(400)
Common stock repurchase	(205)	(107)
Host Inc.:
Dividends on common stock	(623)	(737)
Host LP.:
Distributions on common OP units	(631)	(748)
Cash Provided by Operating Activities. Our net cash provided by operating activities for 2025 was $1,510 million, an increase of $12 million compared to 2024, reflecting improvements in our hotel operations, partially offset by an increase in cash paid for interest.
Cash Used in Investing Activities. Approximately $507 million of cash was used in investing activities during 2025 compared to $2,040 million in 2024. The decrease is due to the significant acquisition activity in 2024 compared to disposition activity and the receipt of a note in 2025, as detailed in the charts below. Additionally, cash used in investing activities included $644 million of capital expenditures in 2025, compared to $548 million in 2024. These amounts include certain internal costs and interest expense associated with our capital expenditures projects that have been capitalized in accordance with GAAP. These capitalized costs were $28 million, $18 million and $24 million for 2025, 2024 and 2023, respectively.

The following tables summarize significant acquisitions, dispositions and investments in affiliates from January 1, 2024 through February 20, 2026 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions/Investments
January - December	2025	Investment in Noble JV⁽¹⁾	$(114)
January - December	2024	Investment in Noble JV	(52)
July	2024	Acquisition of The Ritz-Carlton O'ahu, Turtle Bay⁽²⁾	(680)
July	2024	Acquisition of 1 Hotel Central Park	(265)
April	2024	Acquisition of 1 Hotel Nashville and Embassy Suites by Hilton Nashville Downtown	(530)
		Total acquisitions/investments	$(1,641)
___________
(1)Amount includes an additional payment of $26 million to the Noble Group, through a combination of cash and OP units, upon reaching certain milestones. This amount was outside of our capital commitment.
(2)Investment amount represents a sales price of $725 million net of $45 million of key money received from Marriott International in connection with the conversion of the property to The Ritz-Carlton brand and includes the acquisition of a 49-acre land parcel entitled for development. Investment amount also includes the assumption of $15 million of hotel-level liabilities.

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions/Return of Investments in Affiliates
February	2026	Disposition of Four Seasons Resort and Residences Jackson Hole & Four Seasons Resort Orlando at Walt Disney World® Resort⁽²⁾	$1,035	$1,100
January	2026	Disposition of The St. Regis Houston	50	51
September	2025	Disposition of Asia/Pacific joint venture's interest in the India JV⁽³⁾	17	17
August	2025	Disposition of Washington Marriott at Metro Center⁽⁴⁾	59	177
June	2025	Disposition of The Westin Cincinnati	58	60
February	2025	Receipt of The Camby, Autograph Collection note receivable⁽⁵⁾	79	—
		Total dispositions	$1,298	$1,405
___________
(1)Proceeds are net of transfer taxes, other sales costs and FF&E replacement funds retained at the property or deposited directly to the property or hotel manager by the purchaser.
(2)The net proceeds related to the sale of the two Four Seasons properties are an estimate as proration amounts have not been finalized.
(3)Represents Host's portion to be received from the Asia/Pacific joint venture's sale of a 36% share in seven hotels and an office building in India for approximately INR 6.2 billion ($70 million).
(4)In connection with the sale of Washington Marriott at Metro Center, we issued a loan to the purchaser with a principal balance of $114 million. The disposition proceeds shown are net of the loan and $2 million of FF&E funds retained by us.
(5)In connection with the sale of The Camby, Autograph Collection, we issued an initial $72 million loan to the purchaser. The loan was repaid in February 2025.
Cash Used in Financing Activities. Net cash used in financing activities was $868 million for 2025, compared to $13 million in 2024. Cash used in financing activities in both 2025 and 2024 included refinancing of senior notes and the payment of common stock dividends and common stock repurchases, though in 2024 payments were mostly offset by a net issuance of senior notes of $867 million.

The following table summarizes significant debt issuances, net of deferred financing costs and issuance discounts, that have been completed from January 1, 2024 through February 20, 2026 (in millions):

Transaction Date		Description of Transaction	Net Proceeds
Debt Issuances
November	2025	Issuance of $400 million 4.25% Series N senior notes	$395
May	2025	Issuance of $500 million 5.7% Series M senior notes	490
August	2024	Issuance of $700 million 5.5% Series L senior notes	683
May	2024	Issuance of $600 million 5.7% Series K senior notes	584
		Total issuances	$2,152
The following table presents significant debt repayments, including prepayment premiums, that have been completed from January 1, 2024 through February 20, 2026 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Debt Repayments
November	2025	Repayment of $400 million 4½% Series F senior notes	$(400)
May	2025	Repayment of $500 million 4% Series E senior notes	(500)
April	2024	Repayment of $400 million 3 ⅞% Series G senior notes	(400)
		Total cash repayments	$(1,300)
Equity/Capital Transactions. The following table summarizes significant equity transactions that have been completed from January 1, 2024 through February 20, 2026 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January	2026	Dividend payment⁽¹⁾⁽²⁾	$(241)
January - October	2025	Dividend payments⁽²⁾	(623)
January - June	2025	Repurchase of 13.1 million shares of Host Inc. common stock	(205)
January - October	2024	Dividend payments⁽²⁾	(737)
May - September	2024	Repurchase of 6.3 million shares of Host Inc. common stock	(107)
		Cash payments on equity transactions	$(1,913)
___________
(1)Our dividend payment for the fourth quarter of 2025 was made in January 2026, but was accrued at December 31, 2025.
(2)In connection with the dividend payments, Host L.P. made distributions of $244 million, $631 million, and $748 million in 2026, 2025 and 2024, respectively, to its common OP unit holders.

Financial Condition
As of December 31, 2025, our total debt was approximately $5.1 billion, of which 80% carried a fixed rate of interest. Total debt was comprised of the following (in millions):

	As of December 31,
	2025	2024
Series E senior notes, with a rate of 4% due June 2025	$—	$500
Series F senior notes, with a rate of 4½% due February 2026	—	399
Series H senior notes, with a rate of 3⅜% due December 2029	645	644
Series I senior notes, with a rate of 3½% due September 2030	741	740
Series J senior notes, with a rate of 2.9% due December 2031	443	442
Series K senior notes, with a rate of 5.7% due July 2034	586	585
Series L senior notes, with a rate of 5.5% due April 2035	685	683
Series M senior notes, with a rate of 5.7% due June 2032	491	—
Series N senior notes, with a rate of 4.25% due December 2028	395	—
Total senior notes	3,986	3,993
Credit facility revolver ⁽¹⁾	(3)	(6)
Credit facility term loan due January 2027	500	499
Credit facility term loan due January 2028	499	499
Mortgage and other debt, with an average interest rate of 4.67% at both December 31, 2025 and 2024, maturing through November 2027	95	98
Total debt	$5,077	$5,083
___________
(1)There were no outstanding credit facility borrowings at December 31, 2025 or 2024. Amount shown represents deferred financing costs related to the credit facility revolver.
Aggregate debt maturities, including principal amortization, at December 31, 2025 are as follows (in millions):

	Senior notes and credit facility	Mortgage and Other debt	Total
2026	$—	$2	$2
2027	500	92	592
2028	900	—	900
2029	650	—	650
2030	750	—	750
Thereafter	2,250	—	2,250
	5,050	94	5,144
Deferred financing costs	(31)	—	(31)
Unamortized (discounts) premiums, net	(37)	1	(36)
	$4,982	$95	$5,077
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

On November 26, 2025, we issued $400 million of 4.25% Series N senior notes in an underwritten public offering for proceeds of approximately $395 million, net of de minimis original issue discount, underwriting fees and other expenses. The Series N senior notes are due in December 2028, and interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2026. The net proceeds were used to redeem all $400 million of Series F senior notes due in February 2026. The Series N senior notes are not redeemable prior to 30 days before the December 15, 2028 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series N senior notes have covenants similar to all other series of our outstanding senior notes.
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
All of our outstanding senior notes at December 31, 2025 were issued after we attained an investment grade rating and have covenants customary for investment grade debt and covenants that are similar to each other series of our senior notes. These covenants are primarily limitations on our ability to incur additional debt. There are no restrictions on our ability to pay dividends.
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
As of December 31, 2025, we have met the minimum financial covenant levels under our senior notes indentures. The following table summarizes the financial tests contained in the senior notes indenture for our senior notes and our actual credit ratios as of December 31, 2025:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	450%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.1x	Minimum ratio of 1.5x
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
We are in compliance with all of our financial covenants under the credit facility. The following table summarizes the financial tests contained in the credit facility and our actual credit ratios as of December 31, 2025:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.6x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.6x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.2x	Minimum ratio of 1.75x
___________
(1)If at any time our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio requirement will decrease to 1.50x.
Interest and Fees. The 2023 amendment and restatement also converted the underlying reference rate from LIBOR to SOFR. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 26, 2024, we achieved a milestone in the progress towards both of our targets, resulting in the maximum benefit of the basis point reduction in the interest rate on borrowings under the credit facility, and confirmed this milestone in 2025. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2025, we are able to borrow on the revolver at a rate of adjusted SOFR plus 85 basis points less 4 basis points for meeting sustainability milestones for an all-in rate of 4.53% and pay a facility fee of 19 basis points.
Interest on the term loans consists of floating rates equal to SOFR plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2025, our applicable margin on SOFR loans under both term loans is 95 basis points, less 5 basis points for meeting sustainability milestones, for an all-in rate of 4.62%.
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
Mortgage Debt, Including Unconsolidated Joint Ventures. At December 31, 2025, we own one consolidated property that is encumbered by mortgage debt. All of our mortgage debt is recourse solely to specific assets, except in instances of fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2025, our mortgage debt has an interest rate of 4.67% and matures in 2027, with principal and interest payments due monthly. We also own non-controlling interests in joint ventures that are not consolidated and that are accounted for under the equity method. The portion of the mortgage and other debt of these joint ventures attributable to us, based on our ownership percentage thereof, was $329 million at December 31, 2025. The debt of our unconsolidated joint ventures is non-recourse to us.
Distributions/Dividends. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, which primarily is dependent on our results of operations, as well as on tax gains and losses on hotel sales. For the fourth quarter of 2025, Host Inc. paid a regular quarterly cash dividend of $0.20 per share and a special dividend of $0.15 per share on its common stock on January 15, 2026 to stockholders of record as of December 31, 2025. Any future dividend will be subject to approval by Host Inc.’s Board of Directors.
Funds used by Host Inc. to pay dividends are provided by distributions from Host L.P. As of December 31, 2025, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by various unaffiliated limited partners. Each OP unit may be offered for redemption by the limited partners for cash or, at the election of Host Inc., Host Inc. common stock based on the then current conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each OP unit.
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
Counterparty Credit Risk. We are subject to counterparty credit risk, which relates to the ability of counterparties to meet their contractual payment obligations or the potential non-performance of counterparties to deliver contracted commodities or services at the contracted price. We assess the ability of our counterparties to fulfill their obligations to determine the impact, if any, of counterparty bankruptcy or insolvency on our financial condition. We are exposed to credit risk with respect to cash held at various financial institutions and access to our credit facility. We believe our credit exposure in each of these cases is limited, as the credit risk is spread among a diversified group of investment grade financial institutions. We also have counter-party credit risk with respect to our outstanding note receivable in connection with seller financing provided upon the sale of the Washington Marriott at Metro Center, although upon event of a default of the note, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement.

Critical Accounting Estimates
Our consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments, including those related to the impairment of long-lived assets, on an ongoing basis. We base our estimates on experience and on various other assumptions that are believed to be reasonable under the circumstances. All our significant accounting policies are disclosed in the notes to our consolidated financial statements. For a detailed discussion of the critical accounting policies related to impairment testing on our property and equipment, which require us to exercise our business judgment or make significant estimates, see “Item 8. Financial Statements and Supplementary Data – Note 1. Summary of Significant Accounting Policies”.
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
Of the 79 hotels that we owned as of December 31, 2025, 76 have been classified as comparable hotels. The operating results of the following properties that we owned, and that were not classified as held-for-sale, as of December 31, 2025 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024, reopened in March 2025);
•Alila Ventana Big Sur (business disruption due to the collapse of a portion of Highway 1, causing closure of the hotel beginning in March 2024, reopened in May 2024); and
•Operations related to the development and sale of condominium units on a development parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
At December 31, 2025, The St. Regis Houston was classified as held-for-sale. Therefore, the results of this hotel are also excluded from comparable hotel operating statistics and results.
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
Similarly, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO per diluted share include adjustments for the pro rata share of our equity investments, and NAREIT FFO and Adjusted FFO include adjustments for the pro rata share of non-controlling partners in consolidated partnerships. Our equity investments consist of interests ranging from 11% to 67% in seven domestic partnerships that own a total of 90 properties and a vacation ownership development. Due to the voting rights of the outside owners, we do not control and, therefore, do not consolidate these entities. The non-controlling partners in consolidated partnerships primarily consist of the approximate 1% interest in Host L.P. held by unaffiliated limited partners and a 15% interest held by an unaffiliated limited partner in one hotel for which we do control the entity and, therefore, consolidate its operations. These pro rata results for NAREIT FFO and Adjusted FFO per diluted share, EBITDAre and Adjusted EBITDAre are calculated as set forth below. Readers should be cautioned that the pro rata results presented in these measures for consolidated partnerships (for NAREIT FFO and Adjusted FFO per diluted share) and equity investments may not accurately depict the legal and economic consequences of our investments in these entities. The following discussion defines these terms and presents why we believe they are useful measures of our performance.
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
•Non-Cash Stock-Based Compensation - We exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted EBITDAre for the majority of other lodging REIT filers.
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

The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Year ended December 31,
	2025	2024
Net income⁽¹⁾	$776	$707
Interest expense	235	215
Depreciation and amortization	787	762
Income taxes	42	14
EBITDA⁽¹⁾	1,840	1,698
Gain on dispositions⁽²⁾	(143)	—
Non-cash impairment expense	8	—
Equity investment adjustments:
Equity in earnings of affiliates	(18)	(7)
Pro rata EBITDAre of equity investments⁽³⁾	44	35
EBITDAre⁽¹⁾	1,731	1,726
Adjustments to EBITDAre:
Net gain on property insurance settlements	—	(70)
Non-cash stock-based compensation expense⁽⁴⁾	26	24
Adjusted EBITDAre⁽¹⁾	$1,757	$1,680
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year ended December 31, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
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
•Non-Cash Stock-Based Compensation - We exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted FFO per diluted share for the majority of other lodging REIT filers.
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
(in millions, except per share amount)

	Year ended December 31,
	2025	2024
Net income⁽¹⁾	$776	$707
Less: Net income attributable to non-controlling interests	(11)	(10)
Net income attributable to Host Inc.	765	697
Adjustments:
Gain on dispositions⁽²⁾	(143)	—
Net gain on property insurance settlements	—	(70)
Depreciation and amortization	786	760
Non-cash impairment expense	8	—
Equity investment adjustments:
Equity in earnings of affiliates	(18)	(7)
Pro rata FFO of equity investments⁽³⁾	22	17
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	(1)	(1)
FFO adjustment for non-controlling interests of Host L.P.	(9)	(9)
NAREIT FFO⁽¹⁾	1,410	1,387
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense⁽⁴⁾	26	24
Adjusted FFO⁽¹⁾	$1,436	$1,411

For calculation on a per share basis:⁽[5]⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	694.1	704.0
Diluted earnings per common share	$1.10	$0.99
NAREIT FFO per diluted share	$2.03	$1.97
Adjusted FFO per diluted share	$2.07	$2.00
\__________
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

The following table presents certain operating results and statistics for our comparable hotel results for the periods presented herein:
Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Year ended December 31,
	2025	2024
Number of hotels	76	76
Number of rooms	41,839	41,839
Change in comparable hotel Total RevPAR	4.2%	—
Change in comparable hotel RevPAR	3.8%	—
Operating profit margin⁽¹⁾	14.0%	15.4%
Comparable hotel EBITDA margin⁽¹⁾	28.9%	29.3%
Food and beverage profit margin⁽¹⁾	32.1%	33.7%
Comparable hotel food and beverage profit margin⁽¹⁾	32.4%	33.5%

Net income	$776	$707
Depreciation and amortization	795	762
Interest expense	235	215
Provision for income taxes	42	14
Gain on sale of property and corporate level income/expense	(74)	(8)
Property transaction adjustments⁽²⁾	(15)	15
Non-comparable hotel results, net⁽³⁾	(48)	(52)
Condominium sales(4)	(17)	—
Comparable hotel EBITDA	$1,694	$1,653
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Year ended December 31, 2025						Year ended December 31, 2024
		Adjustments						Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Condominium sales	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$3,608	$(45)	$(56)	$—	$—	$3,507	$3,426	$21	$(60)	$—	$3,387
Food and beverage	1,803	(14)	(27)	—	—	1,762	1,716	19	(32)	—	1,703
Other	604	(4)	(13)	—	—	587	542	18	(13)	—	547
Condominium sales	99	—	—	(99)	—	—	—	—	—	—	—
Total revenues	6,114	(63)	(96)	(99)	—	5,856	5,684	58	(105)	—	5,637
Expenses
Room	906	(10)	(12)	—	—	884	849	7	(12)	—	844
Food and beverage	1,224	(11)	(21)	—	—	1,192	1,137	17	(22)	—	1,132
Other	2,154	(27)	(39)	(2)	—	2,086	2,048	19	(38)	—	2,029
Depreciation and amortization	795	—	—	—	(795)	—	762	—	—	(762)	—
Cost of goods sold	80	—	—	(80)	—	—	—	—	—	—	—
Corporate and other expenses	124	—	—	—	(124)	—	123	—	—	(123)	—
Net gain on insurance settlements	(24)	—	24	—	—	—	(110)	—	19	70	(21)
Total expenses	5,259	(48)	(48)	(82)	(919)	4,162	4,809	43	(53)	(815)	3,984
Operating Profit - Comparable hotel EBITDA	$855	$(15)	$(48)	$(17)	$919	$1,694	$875	$15	$(52)	$815	$1,653

(2)     Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of December 31, 2025, which operations are included in our consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of December 31, 2025.
(3)     Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds covering lost revenues while the property was considered non-comparable.
(4)    Includes revenues and costs, including marketing expenses of approximately $2 million, related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
Our future income, cash flows and fair values with respect to financial instruments are dependent upon prevailing market interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates. We have no derivative financial instruments that are held for trading purposes. We use derivative financial instruments to manage, or hedge, interest rate risks. As of February 20, 2026, we do not have any interest rate derivatives outstanding.

The interest payments on 80% of our debt are fixed in nature. Valuations for mortgage debt and the credit facility are determined based on expected future payments, discounted at risk-adjusted rates. The senior notes are valued based on quoted market prices. If market rates of interest on our variable rate debt increase or decrease by 100 basis points, interest expense would increase or decrease, respectively, our earnings and cash flows by approximately $10 million in 2026. The table below presents scheduled maturities and related weighted average interest rates by expected maturity dates (in millions, except percentages):

	Expected Maturity Date
	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Liabilities
Debt:
Fixed rate ⁽¹⁾	$(6)	$82	$390	$641	$742	$2,232	$4,081	$4,094
Average interest rate	4.8%	4.8%	4.8%	4.8%	5.2%	5.5%

Variable rate ⁽¹⁾	$(4)	$500	$500	$—	$—	$—	$996	$1,000
Average interest rate ⁽²⁾	4.6%	4.6%	4.6%	—%	—%	—%
Total debt							$5,077	$5,094
___________
(1)The amounts are net of unamortized discounts, premiums and deferred financing costs; therefore, negative amounts prior to maturity represent the amortization of original issue discounts and deferred financing costs.
(2)The interest rate for our floating rate payments is based on the rate in effect as of December 31, 2025. No adjustments are made for forecast changes in the rate.
Exchange Rate Sensitivity
We have currency exchange risk because of our hotel ownership in Brazil and Canada. We may utilize several strategies to mitigate the exposure of currency exchange risk for our portfolio, including (i) utilizing local currency denominated debt (including foreign currency draws on our credit facility), (ii) entering into forward or option foreign currency purchase contracts, or (iii) investing through partnership and joint venture structures. For 2025 and 2024, revenues from our consolidated foreign operations were $104 million and $101 million, respectively, or approximately 2%, of our total revenues.
In the third quarter of 2025, two foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($73 million), and we received $1.1 million in the aggregate upon settlement of these contracts. In replacement of the maturing contracts, we entered into two new foreign currency forward purchase contracts with the same total notional amount of CAD 99 million ($73 million), which will mature in August 2026. The foreign currency exchange agreements into which we have entered strictly are to hedge foreign currency risk and are not for trading purposes. As of December 31, 2025, the fair value of these contracts was immaterial. These contracts are marked-to-market with changes in fair value recorded to other comprehensive income (loss) for contracts designated as a hedge of a net investment in a foreign operation, and through net income for contracts acting as a natural hedge of intercompany loans. The foreign currency forward sale contracts are valued based on the forward yield curve of the foreign currency to U.S. dollar forward exchange rate on the date of measurement. Pursuant to these contracts, we will sell the foreign currency amount, as applicable, and receive the U.S. dollar amount on the forward sale date. We also evaluate counterparty credit risk when we calculate the fair value of the derivatives.

Item 8. Financial Statements and Supplementary Data
The following financial information is included on the pages indicated:
Host Hotels & Resorts, Inc. & Host Hotels & Resorts, L.P.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2025, was $10,636 million. The Company assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Company performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
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
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Host Hotels & Resorts, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Host Hotels & Resorts, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2026

Report of Independent Registered Public Accounting Firm
To the Partners of Host Hotels & Resorts, L.P. and Board of Directors of Host Hotels & Resorts, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Host Hotels & Resorts, L.P. and subsidiaries (the Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, capital, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
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
Evaluation of hotel properties for impairment
As discussed in Notes 1 and 3 to the consolidated financial statements, property and equipment, less accumulated depreciation and amortization as of December 31, 2025, was $10,636 million. The Partnership assesses its property and equipment, primarily comprised of hotel properties, for impairment when events or changes in circumstances occur that indicate the carrying value may not be recoverable. If such events or changes in circumstances are identified, the Partnership performs a recoverability analysis to compare the carrying amount of the hotel property to its expected undiscounted future cash flows over its remaining useful life.
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
McLean, Virginia
February 25, 2026

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(in millions, except per share amounts)

	December 31, 2025	December 31, 2024

ASSETS
Property and equipment, net	$10,636	$10,906
Right-of-use assets	560	559
Assets held for sale	34	—
Due from managers	39	36
Advances to and investments in affiliates	259	166
Furniture, fixtures and equipment replacement fund	167	242
Notes receivable	114	79
Other	472	506
Cash and cash equivalents	768	554
Total assets	$13,049	$13,048

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,986	$3,993
Credit facility, including the term loans of $999 and $998, respectively	996	992
Mortgage and other debt	95	98
Total debt	5,077	5,083
Lease liabilities	563	560
Accounts payable and accrued expenses	355	351
Due to managers	76	54
Other	246	223
Total liabilities	6,317	6,271

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	171	165

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 687.8 million shares and 699.1 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,289	7,462
Accumulated other comprehensive loss	(68)	(83)
Deficit	(670)	(777)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,558	6,609
Non-redeemable non-controlling interests—other consolidated partnerships	3	3
Total equity	6,561	6,612
Total liabilities, non-controlling interests and equity	$13,049	$13,048
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023
(in millions, except per common share amounts)

	2025	2024	2023
REVENUES
Rooms	$3,608	$3,426	$3,244
Food and beverage	1,803	1,716	1,582
Other	604	542	485
Condominium sales	99	—	—
Total revenues	6,114	5,684	5,311
EXPENSES
Rooms	906	849	787
Food and beverage	1,224	1,137	1,042
Other departmental and support expenses	1,466	1,383	1,280
Management fees	262	254	249
Other property-level expenses	426	411	383
Depreciation and amortization	795	762	697
Cost of goods sold	80	—	—
Corporate and other expenses	124	123	132
Net gain on insurance settlements	(24)	(110)	(86)
Total operating costs and expenses	5,259	4,809	4,484
OPERATING PROFIT	855	875	827
Interest income	32	54	75
Interest expense	(235)	(215)	(191)
Other gains	148	—	71
Equity in earnings of affiliates	18	7	6
INCOME BEFORE INCOME TAXES	818	721	788
Provision for income taxes	(42)	(14)	(36)
NET INCOME	776	707	752
Less: Net income attributable to non-controlling interests	(11)	(10)	(12)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$765	$697	$740
Basic earnings per common share	$1.11	$0.99	$1.04
Diluted earnings per common share	$1.10	$0.99	$1.04
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
NET INCOME	$776	$707	$752
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	8	(17)	6
Change in fair value of derivative instruments	—	3	(1)
Amounts reclassified from other comprehensive income	7	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	15	(13)	5
COMPREHENSIVE INCOME	791	694	757
Less: Comprehensive income attributable to non-controlling interests	(11)	(10)	(12)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$780	$684	$745
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
Years Ended December 31, 2025, 2024 and 2023
(in millions)

Common Shares Outstanding		Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable non-controlling Interests of Other Consolidated Partnerships	Total Equity	Redeemable non-controlling Interests of Host Hotels & Resorts, L.P.
713.4	Balance, December 31, 2022	$7	$7,717	$(75)	$(939)	$5	$6,715	$164
—	Net income	—	—	—	740	1	741	11
—	Other changes in ownership	—	(30)	—	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	—	(1)	—
1.1	Comprehensive stock and employee stock purchase plans	—	22	—	—	—	22	—
—	Common stock dividends	—	—	—	(640)	—	(640)	—
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	—	(2)	(2)	(9)
(11.4)	Repurchase of common stock	—	(182)	—	—	—	(182)	—
703.6	Balance, December 31, 2023	$7	$7,535	$(70)	$(839)	$4	$6,637	$189
—	Net income	—	—	—	697	1	698	9
—	Other changes in ownership	—	20	—	—	(1)	19	(19)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(17)	—	—	(17)	—
—	Change in fair value of derivative instruments	—	—	3	—	—	3	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	—	1	—
1.5	Comprehensive stock and employee stock purchase plans	—	8	—	—	—	8	—
—	Common stock dividends	—	—	—	(635)	—	(635)	—
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(8)
(6.3)	Repurchase of common stock	—	(107)	—	—	—	(107)	—
699.1	Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
—	Net income	—	—	—	765	1	766	10
—	Other changes in ownership	—	1	—	—	—	1	(1)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	8	—	—	8	—
—	Amounts reclassified from Other Comprehensive Income	—	—	7	—	—	7	—
1.0	Comprehensive stock and employee stock purchase plans	—	19	—	—	—	19	—
—	Common stock dividends	—	—	—	(658)	—	(658)	—
—	Common OP unit issuances	—	—	—	—	—	—	18
0.8	Redemptions of limited partner interests for common stock	—	12	—	—	—	12	(12)
—	Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(9)
(13.1)	Repurchase of common stock	—	(205)	—	—	—	(205)	—
687.8	Balance, December 31, 2025	$7	$7,289	$(68)	$(670)	$3	$6,561	$171
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024, and 2023
(in millions)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$776	$707	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	762	697
Amortization of finance costs, discounts and premiums, net	11	10	9
Loss on extinguishment of debt	—	—	4
Non-cash stock-based compensation expense	26	24	30
Deferred income taxes	28	8	26
Other gains	(148)	—	(71)
Gain on property insurance settlement	—	(70)	(3)
Equity in earnings of affiliates	(18)	(7)	(6)
Change in due from/to managers	15	69	(40)
Distributions from investments in affiliates	24	18	31
Property insurance proceeds - remediation costs	20	4	101
Payments for inventory costs	(88)	(64)	(15)
Decrease in inventory for units sold	71	—	—
Changes in other assets	17	(9)	(3)
Changes in other liabilities	(19)	46	(71)
Net cash provided by operating activities	1,510	1,498	1,441

INVESTING ACTIVITIES
Proceeds from sales of assets, net	125	—	34
Proceeds from (issuance of) loan receivable	79	(7)	413
Return of investments in affiliates	3	1	5
Advances to and investments in affiliates	(97)	(56)	(25)
Acquisitions	(2)	(1,504)	—
Capital expenditures:
Renewals and replacements	(362)	(288)	(451)
Return on investment	(282)	(260)	(195)
Property insurance proceeds	29	74	36
Net cash used in investing activities	(507)	(2,040)	(183)

FINANCING ACTIVITIES
Financing costs	(8)	(12)	(10)
Issuances of debt	892	1,279	—
Draws on credit facility	—	890	—
Repayment of credit facility	—	(890)	—
Repurchase/redemption of senior notes	(900)	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)	(7)
Debt extinguishment costs	—	—	(3)
Common stock repurchases	(205)	(107)	(182)
Dividends on common stock	(623)	(737)	(547)
Distributions and payments to non-controlling interests	(9)	(12)	(10)
Other financing activities	(13)	(22)	(12)
Net cash used in financing activities	(868)	(13)	(771)
Effects of exchange rate changes on cash held	4	(10)	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	139	(565)	489
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$937	$798	$1,363
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2025, 2024, and 2023
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2025	2024	2023
Cash and cash equivalents	$768	$554	$1,144
Restricted cash (included in other assets)	2	2	2
Cash included in furniture, fixtures and equipment replacement fund	167	242	217
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$937	$798	$1,363
Supplemental schedule of noncash investing and financing activities:
During 2025, 2024, and 2023, Host Inc. issued approximately 0.8 million, 0.3 million and 0.5 million shares of common stock, respectively, upon the conversion of Host L.P. units, or OP units, held by non-controlling interests valued at $12 million, $6 million and $8 million, respectively.
In connection with the sales of Washington Marriott at Metro Center in August 2025 and The Camby, Autograph Collection in March 2023, we issued loans to the buyers for $114 million and $72 million, respectively. The proceeds received from the sales are net of the loans.
In 2025, we paid a contingent consideration to Noble Investment Group, LLC based on certain thresholds being met under the definitive agreements with Noble Investment Group, LLC, agreed to with our initial investment in 2022. The payment consisted of $8 million in cash and issuance by Host L.P. of approximately 1.0 million OP units valued at approximately $18 million.
In 2024, non-cash consideration for the acquisition of The Ritz-Carlton O'ahu, Turtle Bay included the assumption of hotel level liabilities of approximately $15 million, consisting primarily of obligations to provide future services due to advance deposits.
During 2023, the intent for a land parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort changed from "held for use" to "used for the development of inventory". As a result, we have reclassified $30 million from property and equipment to other assets.
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(in millions)

	December 31, 2025	December 31, 2024

ASSETS
Property and equipment, net	$10,636	$10,906
Right-of-use assets	560	559
Assets held for sale	34	—
Due from managers	39	36
Advances to and investments in affiliates	259	166
Furniture, fixtures and equipment replacement fund	167	242
Notes receivable	114	79
Other	472	506
Cash and cash equivalents	768	554
Total assets	$13,049	$13,048

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,986	$3,993
Credit facility, including the term loans of $999 and $998, respectively	996	992
Mortgage and other debt	95	98
Total debt	5,077	5,083
Lease liabilities	563	560
Accounts payable and accrued expenses	355	351
Due to managers	76	54
Other	246	223
Total liabilities	6,317	6,271

Limited partnership interests of third parties	171	165

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,625	6,691
Accumulated other comprehensive loss	(68)	(83)
Total Host Hotels & Resorts, L.P. capital	6,558	6,609
Non-controlling interests—consolidated partnerships	3	3
Total capital	6,561	6,612
Total liabilities, limited partnership interests of third parties and capital	$13,049	$13,048
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2025, 2024 and 2023
(in millions, except per common unit amounts)

	2025	2024	2023
REVENUES
Rooms	$3,608	$3,426	$3,244
Food and beverage	1,803	1,716	1,582
Other	604	542	485
Condominium sales	99	—	—
Total revenues	6,114	5,684	5,311
EXPENSES
Rooms	906	849	787
Food and beverage	1,224	1,137	1,042
Other departmental and support expenses	1,466	1,383	1,280
Management fees	262	254	249
Other property-level expenses	426	411	383
Depreciation and amortization	795	762	697
Cost of goods sold	80	—	—
Corporate and other expenses	124	123	132
Net gain on insurance settlements	(24)	(110)	(86)
Total operating costs and expenses	5,259	4,809	4,484
OPERATING PROFIT	855	875	827
Interest income	32	54	75
Interest expense	(235)	(215)	(191)
Other gains	148	—	71
Equity in earnings of affiliates	18	7	6
INCOME BEFORE INCOME TAXES	818	721	788
Provision for income taxes	(42)	(14)	(36)
NET INCOME	776	707	752
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$775	$706	$751
Basic earnings per common unit	$1.13	$1.01	$1.07
Diluted earnings per common unit	$1.13	$1.01	$1.06
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(in millions)

	2025	2024	2023
NET INCOME	$776	$707	$752
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	8	(17)	6
Change in fair value of derivative instruments	—	3	(1)
Amounts reclassified from other comprehensive income	7	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	15	(13)	5
COMPREHENSIVE INCOME	791	694	757
Less: Comprehensive income attributable to non-controlling interests	(1)	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$790	$693	$756
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITAL
Years Ended December 31, 2025, 2024, and 2023
(in millions)

Common OP Units Outstanding		General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling Interests of Consolidated Partnerships	Total Capital	Limited Partnership Interests of Third Parties
698.4	Balance, December 31, 2022	$1	$6,784	$(75)	$5	$6,715	$164
—	Net income	—	740	—	1	741	11
—	Other changes in ownership	—	(30)	—	—	(30)	31
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	6	—	6	—
—	Change in fair value of derivative instruments	—	—	(1)	—	(1)	—
1.1	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	22	—	—	22	—
—	Distributions on common OP units	—	(640)	—	—	(640)	(9)
0.5	Redemptions of limited partner interests for common stock	—	8	—	—	8	(8)
—	Distributions to non-controlling interests	—	—	—	(2)	(2)	—
(11.2)	Repurchase of common OP units	—	(182)	—	—	(182)	—
688.8	Balance, December 31, 2023	$1	$6,702	$(70)	$4	$6,637	$189
—	Net income	—	697	—	1	698	9
—	Other changes in ownership	—	20	—	(1)	19	(19)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	(17)	—	(17)	—
—	Change in fair value of derivative instruments	—	—	3	—	3	—
—	Amounts reclassified from Other Comprehensive Income	—	—	1	—	1	—
1.5	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	8	—	—	8	—
—	Distributions on common OP units	—	(635)	—	—	(635)	(8)
0.3	Redemptions of limited partner interests for common stock	—	6	—	—	6	(6)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(6.2)	Repurchase of common OP units	—	(107)	—	—	(107)	—
684.4	Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
—	Net income	—	765	—	1	766	10
—	Other changes in ownership	—	1	—	—	1	(1)
—	Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	—	8	—	8	—
—	Amounts reclassified from Other Comprehensive Income	—	—	7	—	7	—
1.0	Units issued to Host Inc. for the comprehensive stock and employee stock purchase plans	—	19	—	—	19	—
—	Common OP units issuances	—	—	—	—	—	18
—	Distributions on common OP units	—	(658)	—	—	(658)	(9)
0.7	Redemptions of limited partner interests for common stock	—	12	—	—	12	(12)
—	Distributions to non-controlling interests	—	—	—	(1)	(1)	—
(12.8)	Repurchase of common OP units	—	(205)	—	—	(205)	—
673.3	Balance, December 31, 2025	$1	$6,625	$(68)	$3	$6,561	$171
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024, and 2023
(in millions)

	2025	2024	2023
OPERATING ACTIVITIES
Net income	$776	$707	$752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	795	762	697
Amortization of finance costs, discounts and premiums, net	11	10	9
Loss on extinguishment of debt	—	—	4
Non-cash stock-based compensation expense	26	24	30
Deferred income taxes	28	8	26
Other gains	(148)	—	(71)
Gain on property insurance settlement	—	(70)	(3)
Equity in earnings of affiliates	(18)	(7)	(6)
Change in due from/to managers	15	69	(40)
Distributions from investments in affiliates	24	18	31
Property insurance proceeds - remediation costs	20	4	101
Payments for inventory costs	(88)	(64)	(15)
Decrease in inventory for units sold	71	—	—
Changes in other assets	17	(9)	(3)
Changes in other liabilities	(19)	46	(71)
Net cash provided by operating activities	1,510	1,498	1,441

INVESTING ACTIVITIES
Proceeds from sales of assets, net	125	—	34
Proceeds from (issuance of) loan receivable	79	(7)	413
Return of investments in affiliates	3	1	5
Advances to and investments in affiliates	(97)	(56)	(25)
Acquisitions	(2)	(1,504)	—
Capital expenditures:
Renewals and replacements	(362)	(288)	(451)
Return on investment	(282)	(260)	(195)
Property insurance proceeds	29	74	36
Net cash used in investing activities	(507)	(2,040)	(183)

FINANCING ACTIVITIES
Financing costs	(8)	(12)	(10)
Issuances of debt	892	1,279	—
Draws on credit facility	—	890	—
Repayment of credit facility	—	(890)	—
Repurchase/redemption of senior notes	(900)	(400)	—
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)	(7)
Debt extinguishment costs	—	—	(3)
Repurchase of common OP units	(205)	(107)	(182)
Distributions on common OP units	(631)	(748)	(555)
Distributions and payments to non-controlling interests	(1)	(1)	(2)
Other financing activities	(13)	(22)	(12)
Net cash used in financing activities	(868)	(13)	(771)
Effects of exchange rate changes on cash held	4	(10)	2
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	139	(565)	489
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	798	1,363	874
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$937	$798	$1,363
See Notes to Consolidated Financial Statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Years Ended December 31, 2025, 2024, and 2023
(in millions)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown on the statements of cash flows:

	2025	2024	2023
Cash and cash equivalents	$768	$554	$1,144
Restricted cash (included in other assets)	2	2	2
Cash included in furniture, fixtures and equipment replacement fund	167	242	217
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$937	$798	$1,363
Supplemental schedule of noncash investing and financing activities:
During 2025, 2024, and 2023, non-controlling partners converted common operating partnership units (“OP units”) valued at $12 million, $6 million and $8 million, respectively, in exchange for 0.8 million, 0.3 million and 0.5 million shares, respectively, of Host Inc. common stock.
In connection with the sales of Washington Marriott at Metro Center in August 2025 and The Camby, Autograph Collection in March 2023, we issued loans to the buyers for $114 million and $72 million, respectively. The proceeds received from the sales are net of the loans.
In 2025, we paid a contingent consideration to Noble Investment Group, LLC based on certain thresholds being met under the definitive agreements with Noble Investment Group, LLC, agreed to with our initial investment in 2022. The payment consisted of $8 million in cash and issuance by Host L.P. of approximately 1.0 million OP units valued at approximately $18 million.
In 2024, non-cash consideration for the acquisition of The Ritz-Carlton O'ahu, Turtle Bay included the assumption of hotel level liabilities of approximately $15 million, consisting primarily of obligations to provide future services due to advance deposits.
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
As of December 31, 2025, the hotels in our consolidated portfolio are in the following countries:

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
Five partnerships in which we invest are considered VIE’s, as the general partner of these partnerships maintains control over the decisions that most significantly impact the partnerships. The first VIE is the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the general partner and holds 99% of the limited partner interests. Host Inc.’s sole significant asset is its investment in Host L.P. and substantially all of Host Inc.’s assets and liabilities represent assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P. The consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental, of which we are the general partner and hold 85% of the partnership interests, also is a VIE. The total assets of this VIE at December 31, 2025 are $47 million and consist primarily of cash, a right-of-use (“ROU”) asset and property and equipment. Liabilities for the VIE total $26 million and primarily consist of a lease liability and accounts payable.
Three unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 30%, are also VIEs. The combined carrying amount of our investments in these entities at December 31, 2025 is $164 million and is included in advances to and investments in affiliates. The mortgage debt held by these VIEs is non-recourse to us. See Note 4 - Investments in Affiliates for further information.

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
In 2025, 2024 and 2023, we identified one property that required further consideration of property and market specific conditions or factors to determine if the property was impaired using an undiscounted cash flow analysis. Based on this testing, the property was not considered impaired.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In 2025, we identified one other property that required further consideration as a result of the reduction in the expected hold period during the year. Based on this testing, we recognized impairment expense of $8 million related to certain property and equipment in 2025.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	As of December 31,
	2025	2024
Common OP units outstanding (millions)	9.4	9.2
Market price per Host Inc. common share	$17.73	$17.52
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$171	$165
Historical cost (millions)	93	90
Book value (millions) ⁽¹⁾	171	165
_____
(1)The book value recorded is equal to the greater of the redemption value or the historical cost.
Net income is allocated to the non-controlling interests of Host L.P. based on their weighted average ownership percentage during the period. Net income attributable to Host Inc. has been reduced by the amount attributable to non-controlling interests in Host L.P., which totaled $10 million, $9 million and $11 million for 2025, 2024 and 2023, respectively.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the consolidated balance sheets consists of the third-party partnership interest of one majority-owned partnership.
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
Foreign Currency Translation
As of December 31, 2025, our foreign operations consist of hotels located in Brazil and Canada. The financial statements of these hotels and our investments therein are maintained in their functional currency, which generally is the local currency, and their operations are translated to U.S. dollars using the average exchange rates for the period. The assets and liabilities of the hotels and the investments therein are translated to U.S. dollars using the exchange rate in effect at the balance sheet date. The resulting translation adjustments are reflected in other comprehensive income (loss).
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
Accumulated Other Comprehensive Loss
The components of total accumulated other comprehensive loss in the balance sheets are as follows (in millions):

	As of December 31,
	2025	2024
Gain on foreign currency forward contracts	$5	$6
Gain on interest rate swap cash flow hedges	1	—
Foreign currency translation	(75)	(90)
Other comprehensive loss attributable to non-controlling interests	1	1
Total accumulated other comprehensive loss	$(68)	$(83)
During 2025, we reclassified a net loss related to foreign currency translation of $7 million that had been previously recognized in other comprehensive income (loss) due to the sale of the Asia/Pacific joint venture's share in two separate joint ventures in India, representing our exit from our Asia investment. No material amounts were reclassified from accumulated other comprehensive loss in 2024.
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
Condominium sales
Condominium sales consist of the amount received from the sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Revenue from the sale of condominium units is recognized at the point in time when control is transferred to the customer, typically at closing.

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
The calculation of Host Inc. basic and diluted earnings per common share is shown below (in millions, except per share amounts):

	Year ended December 31,
	2025	2024	2023
Net income	$776	$707	$752
Less: Net income attributable to non-controlling interests	(11)	(10)	(12)
Net income attributable to Host Hotels & Resorts, Inc.	$765	$697	$740

Basic weighted average shares outstanding	691.4	702.1	709.7
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.7	1.9	3.1
Diluted weighted average shares outstanding	694.1	704.0	712.8
Basic earnings per common share	$1.11	$0.99	$1.04
Diluted earnings per common share	$1.10	$0.99	$1.04
The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Year ended December 31,
	2025	2024	2023
Net income	$776	$707	$752
Less: Net income attributable to non-controlling interests	(1)	(1)	(1)
Net income attributable to Host Hotels & Resorts, L.P.	$775	$706	$751

Basic weighted average units outstanding	685.7	696.7	704.5
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.7	1.9	3.0
Diluted weighted average units outstanding	688.4	698.6	707.5
Basic earnings per common unit	$1.13	$1.01	$1.07
Diluted earnings per common unit	$1.13	$1.01	$1.06
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
Notes Receivable
At December 31, 2025, our notes receivable consists of one outstanding loan issued in connection with a hotel sale. In conjunction with our dispositions, we may issue a loan to the purchaser to facilitate the sale. The loan is collateralized by the corresponding sold hotel and, in the event of a default of the loan, we would seek to enforce our rights against the collateral in accordance with the terms of the loan agreement. The loan is recorded at amortized cost, on an individual asset basis. We recognize interest as it is earned and include accrued interest receivable in other assets on the balance sheets. We individually assess our notes receivable for credit losses quarterly and estimate any credit losses based on an analysis of several factors, primarily the value of the hotel collateral, as well as current economic conditions and historical trends.
New Accounting Standards
On January 1, 2025, we adopted ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard requires additional disclosures about income taxes, including specific categories in the rate reconciliation and disaggregated information on income taxes paid and income from continuing operations. The standard also eliminates the requirement to disclose an estimated range of the reasonably possible change in unrecognized tax benefits in the next 12 months. Additional disclosures are included in Note 7 – Income Taxes to comply with the new requirements.
In November 2024, the Financial Accounting Standards Board issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The standard requires additional disclosures with more granular information about expenses reported in the income statement. The standard also requires a reporting entity to disaggregate and disclose the nature of certain expense categories, including employee compensation, inventory-related costs, and depreciation, within the financial statement footnotes. We are still evaluating the level of disclosure that will be required. This standard is to be applied either on a prospective or retrospective basis and is effective for annual periods beginning after December 15, 2026, with early adoption permitted.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Year ended December 31,
Location	2025	2024	2023
New York	$516	$431	$374
Orlando	504	473	466
San Diego	494	523	498
Florida Gulf Coast	451	441	339
Maui	420	371	415
San Francisco/San Jose	397	353	371
Phoenix	371	366	366
Washington, D.C. (Central Business District)	318	344	331
Miami	274	251	243
Oahu	199	94	34
Boston	155	157	151
Chicago	147	143	136
Jacksonville	145	137	128
Houston	144	148	139
Los Angeles/Orange County	139	137	141
Nashville	124	88	—
San Antonio	120	121	117
Seattle	108	111	105
New Orleans	103	107	99
Northern Virginia	99	99	90
Denver	97	101	89
Philadelphia	88	86	85
Atlanta	71	61	67
Austin	70	84	87
Other	357	356	348
Domestic	5,911	5,583	5,219
International	104	101	92
Total	$6,015	$5,684	$5,311
For the year ended December 31, 2025, we had $99 million of revenues related to sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort that are excluded from the table above.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3.    Property and Equipment
Property and equipment consists of the following (in millions):

	As of December 31,
	2025	2024
Land and land improvements	$2,431	$2,457
Buildings and leasehold improvements	15,745	15,504
Furniture and equipment	2,717	2,546
Construction in progress	271	299
	21,164	20,806
Less accumulated depreciation and amortization	(10,528)	(9,900)
	$10,636	$10,906
The aggregate cost of real estate for federal income tax purposes is approximately $11.5 billion at December 31, 2025.
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

	As of December 31, 2025
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2025 ⁽¹⁾	Assets
Maui JV	67%	$16	$11	$17	$2	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(16)	30	60	1	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(51)	83	166	8	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(9)	23	213	1	One hotel in Philadelphia, PA
Noble JV	21.15 - 49%	282	182	818	12	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		28	—	—	1	Real estate industry technology investment
Other investments		9	—	—	2
Total		$259	$329	$1,274	$27

	As of December 31, 2024
	Ownership Interests	Our Investment	Our Portion of Debt	Total Debt	Distributions received in 2024 ⁽¹⁾	Assets
Asia/Pacific JV	25%	$10	$—	$—	$—	A 36% interest in seven hotels and an office building in India
Maui JV	67%	21	13	20	1	131-unit vacation ownership project in Maui, HI
Hyatt Place JV	50%	(15)	30	60	2	One hotel in Nashville, TN
Harbor Beach JV	49.9%	(48)	78	156	5	One hotel in Fort Lauderdale, FL
Philadelphia Marriott Downtown JV	11%	(9)	23	213	1	One hotel in Philadelphia, PA
Noble JV	21.15 - 49%	170	96	447	10	Asset management and general partner of real estate fund; select-service and extended stay hotels in the United States
Fifth Wall Ventures		28	—	—	—	Real estate industry technology investment
Other investments		9	—	—	—
Total		$166	$240	$896	$19
______________
(1)Distributions received were funded by cash from operations, except for $3 million in 2025 from Fifth Wall Ventures and other investments that were considered return of capital.

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
As part of our investment in the Noble JV, we have made a $211.5 million capital commitment to Noble Hospitality Fund V, L.P. ("Noble Fund V"), which represents a 21.15% ownership interest in the fund. As of December 31, 2025, we have invested $144 million in this fund. Additionally, through a co-investment of the fund, we have committed an additional $30 million of which we have funded $29 million. During 2025, Noble Fund V reached certain milestones under which we paid an additional $26 million to Noble Investment Group, LLC, as part of our initial agreement, through a combination of cash and Host L.P. OP units. In December 2025, we entered into an omnibus amendment to the definitive agreements with the Noble parties, under which, amongst other items, we made a commitment to fund an amount equal to 10% of Noble Hospitality Fund VI, L.P. (“Noble Fund VI”), regardless of the ultimate size of Noble Fund VI.
Additionally, under the omnibus agreement, the previous put right of Noble Investment Group, LLC and our call right that would have been enabled in 2026 upon certain triggers being met, has been replaced with an exercise window in 2030 under which we have the ability to acquire up to 100% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC. If we do not exercise our call right, Noble Investment Group, LLC has a one-time ability, but not the obligation, to exercise a put right to cause us to purchase up to an additional 26% of Noble Management Holdings, LLC and Noble Investment Holdings, LLC at a fixed price of $56 million.
5.    Debt
Debt consists of the following (in millions):

	As of December 31,
	2025	2024
Series E senior notes, with a rate of 4% due June 2025	$—	$500
Series F senior notes, with a rate of 4½% due February 2026	—	399
Series H senior notes, with a rate of 3⅜% due December 2029	645	644
Series I senior notes, with a rate of 3½% due September 2030	741	740
Series J senior notes, with a rate of 2.9% due December 2031	443	442
Series K senior notes, with a rate of 5.7% due July 2034	586	585
Series L senior notes, with a rate of 5.5% due April 2035	685	683
Series M senior notes, with a rate of 5.7% due June 2032	491	—
Series N senior notes, with a rate of 4.25% due December 2028	395	—
Total senior notes	3,986	3,993
Credit facility revolver ⁽¹⁾	(3)	(6)
Credit facility term loan due January 2027	500	499
Credit facility term loan due January 2028	499	499
Mortgage and other debt, with an average interest rate of 4.67% at both December 31, 2025 and 2024, maturing through November 2027	95	98
Total debt	$5,077	$5,083
_____________
(1)There were no outstanding credit facility borrowings at December 31, 2025 or 2024. Amount shown represents deferred financing costs related to the credit facility revolver.
Senior Notes
General. Under the terms of our senior notes indenture, our senior notes are equal in right of payment with all our unsubordinated indebtedness and senior to all our subordinated obligations. The face amounts of our senior notes at both December 31, 2025 and 2024 were $4.1 billion. The senior notes balances as of December 31, 2025 and 2024 are net of unamortized discounts and deferred financing costs of approximately $64 million and $57 million, respectively. We pay

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
interest on each series of our senior notes semi-annually in arrears at the respective annual rates indicated in the table above.
Under the terms of the senior notes indenture, our ability to incur indebtedness is subject to restrictions and the satisfaction of various conditions. As of December 31, 2025, we are in compliance with all of these covenants.
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
On November 26, 2025, we issued $400 million of 4.25% Series N senior notes in an underwritten public offering for proceeds of approximately $395 million, net of de minimis original issue discount, underwriting fees and other expenses. The Series N senior notes are due in December 2028, and interest is payable semi-annually in arrears on June 15 and December 15 of each year, commencing June 15, 2026. The net proceeds were used to redeem all $400 million of Series F senior notes due in February 2026. The Series N senior notes are not redeemable prior to 30 days before the December 15, 2028 maturity date, except at a price equal to 100% of their principal amount plus a make-whole premium and accrued and unpaid interest to the applicable redemption date. The Series N senior notes have covenants similar to all other series of our outstanding senior notes.
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
Authorization for Repurchase of Senior Notes. In February 2026, Host Inc.’s Board of Directors authorized repurchases of up to $1 billion of senior notes (other than in accordance with their terms) through February 2030. No repurchases occurred in 2025.
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
The amendment also converted the underlying reference rate from LIBOR to SOFR. We pay interest on U.S. dollar revolver borrowings under the credit facility at floating rates equal to SOFR plus a margin ranging from 72.5 to 140 basis points (depending on Host L.P.’s unsecured long-term debt rating). We also pay a facility fee on the total $1.5 billion revolver commitment ranging from 12.5 to 30 basis points, depending on our rating and regardless of usage. The credit facility includes a sustainability pricing adjustment that can result in a change in the interest rate applicable to borrowings. The adjustment can result in an increase or decrease of the interest rate for revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point. In the case of the term loans, the adjustment can result in an increase or decrease of the interest rate applicable of up to 5 basis points. The adjustments will be determined annually on the basis of an annual audited report of Host L.P.’s performance against targets established in the credit facility for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources. Effective June 26, 2024, we achieved a milestone in the progress towards both of our targets, resulting in the maximum benefit of the basis point reduction in the interest rate on borrowings under the credit facility, and confirmed this milestone in 2025. Based on Host L.P.’s unsecured long-term debt rating as of December 31, 2025, we are able to borrow on the revolver at a rate of SOFR plus 85 basis points less 4 basis points for meeting sustainability milestones for an all-in rate of 4.53% and pay a facility fee of 19 basis points.
Interest on the term loans consists of floating rates equal to SOFR plus a margin ranging from 80 to 160 basis points (depending on Host L.P.’s unsecured long-term debt rating) and adjusted for sustainability pricing. Based on Host L.P.’s long-term debt rating as of December 31, 2025, our applicable margin on SOFR loans under both term loans is 95 basis points less 5 basis points for meeting sustainability milestones, for an all-in rate of 4.62%. We also may elect to pay interest on revolver and term loan borrowings using a base rate plus a margin that is similarly determined based on Host L.P.’s unsecured long-term debt rating.
As of December 31, 2025, we have $1.5 billion of available capacity under the revolver portion of our credit facility.
Financial Covenants. The credit facility contains covenants concerning allowable leverage, fixed charge coverage and unsecured interest coverage (as defined in our credit facility). We are permitted to borrow and maintain amounts outstanding under the credit facility so long as our ratio of consolidated total debt to consolidated EBITDA (“leverage ratio”) is not in excess of 7.25x, our unsecured coverage ratio is not less than 1.75x and our fixed charge coverage ratio is not less than 1.25x. These calculations are performed based on pro forma results for the prior four fiscal quarters, giving effect to transactions such as acquisitions, dispositions and financings as if they had occurred at the beginning of the period. Under the terms of the credit facility, interest expense excludes items such as gains and losses on the extinguishment of debt, deferred financing costs related to the senior notes or the credit facility, and non-cash interest expense, all of which are or have been included in interest expense on our consolidated statements of operations. Additionally, total debt used in the calculation of our leverage ratio is based on a “net debt” concept, under which cash and cash equivalents in excess of $100 million are deducted from our total debt balance. As of December 31, 2025, we are in compliance with all of these covenants.

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
Mortgage Debt
Our mortgage debt is recourse solely to specific assets, except for environmental liabilities, fraud, misapplication of funds and other customary recourse provisions. As of December 31, 2025, we have mortgage debt secured by one asset, with an interest rate of 4.67%, which mortgage debt matures in November 2027. The loan is amortizing, with principal and interest payable monthly. As of December 31, 2025, we are in compliance with the covenants under our mortgage debt obligation. We made mortgage debt repayments of $2 million in each of 2025 and 2024.
Aggregate Debt Maturities
Aggregate debt maturities, including principal amortization, are as follows (in millions):

As of December 31, 2025
2026	$2
2027	592
2028	900
2029	650
2030	750
Thereafter	2,250
5,144
Deferred financing costs	(31)
Unamortized discounts, net	(36)
Total debt	$5,077

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Interest
The following is a reconciliation between interest expense and cash interest paid (in millions):

	Year ended December 31,
	2025	2024	2023
Interest expense	$235	$215	$191
Amortization of debt premiums/discounts, net	(4)	(3)	(2)
Amortization of deferred financing costs	(7)	(7)	(7)
Non-cash losses on debt extinguishment	—	—	(1)
Change in accrued interest	17	(33)	2
Interest paid ⁽¹⁾	$241	$172	$183
___________
(1)Does not include capitalized interest of $16 million in 2025 and $10 million in each of 2024 and 2023.
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
Host Inc. has authorized 1,050 million shares of common stock, with a par value of $0.01 per share, of which 687.8 million and 699.1 million were outstanding as of December 31, 2025 and 2024, respectively. Fifty million shares of no par value preferred stock are authorized; none of such preferred shares was outstanding as of December 31, 2025 and 2024.
Capital of Host L.P.
As of December 31, 2025, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each OP unit. In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units based on the applicable conversion ratio. As of December 31, 2025 and 2024, Host L.P. had 682.8 million and 693.6 million OP units outstanding, respectively, of which Host Inc. held 673.3 million and 684.4 million, respectively.
Repurchases and Issuances of Common Stock and Common OP Units
On August 3, 2022, Host Inc.'s Board of Directors authorized an increase in our share repurchase program from the existing $371 million remaining under the prior Board authorization to $1 billion. In 2025, we repurchased 13.1 million shares at an average price of $15.68 per share, exclusive of commissions, for a total of $205 million. In 2024, we repurchased 6.3 million shares at an average price of $16.99 per share, exclusive of commissions, for a total of $107 million. As of December 31, 2025, we have $480 million available for repurchase under the program.
On May 31, 2023, we entered into a distribution agreement with J. P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. There have been no shares issued in 2025 and 2024. As of December 31, 2025, there was $600 million of remaining capacity under the agreement.
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
The dividends that were taxable to our stockholders in 2025 are considered 83.0% ordinary, 4.0% unrecaptured Section 1250 gain, and 13.0% long term capital gain. The dividends that were taxable to our stockholders in 2024 are considered 100.0% ordinary. The 2025 and 2024 ordinary dividends are eligible for the 20% deduction provided by Section 199A. The table below presents the amount of common dividends declared per share and common distributions per unit as follows:

	Year ended December 31,
	2025	2024	2023
Common stock	$0.95	$0.90	$0.90
Common OP units	0.970	0.919	0.919
On February 18, 2026, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend will be paid on April 15, 2026 to stockholders of record as of March 31, 2026.
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
Effective July 4, 2025, the One Big Beautiful Bill Act was approved, resulting in certain changes to U.S. tax legislation that will impact us and our stockholders. Key provisions include a permanent extension of the 20% deduction for qualified REIT dividends, an increase in the REIT asset test limit for taxable REIT subsidiaries from 20% to 25%, a permanent restoration of 100% bonus depreciation on qualified property acquired after January 19, 2025, and a modification to the base on which the interest deduction limit applies by excluding depreciation, amortization and depletion from adjusted taxable income.
Set forth below is a table that documents our domestic and foreign income tax attributes at December 31, 2025:

Type	Jurisdiction	Amount (in millions)	Tax Year Expiration
Net operating loss	U.S. Federal	$489	None
Capital loss	U.S. Federal and States	3	2028-2030
Net operating loss	U.S. States	814	Various
Net operating loss	Brazil	17	None
Net operating loss	Canada	5	Through 2042
Capital loss	Canada	5	None
General business credit	U.S. Federal	1	2044
We have recorded a 100% valuation allowance of approximately $5 million against the deferred tax asset related to certain of our foreign net operating loss and capital loss carryovers as of December 31, 2025. We also have recorded a valuation allowance of approximately $5 million against the deferred tax asset related to our accumulated other comprehensive income (“AOCI”) foreign exchange net losses.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The primary components of our net deferred tax assets are as follows (in millions):

	As of December 31,
	2025	2024
Deferred tax assets
Net operating losses, general business credits, and capital loss carryovers	$155	$182
Investments in domestic affiliates	—	1
Property and equipment	1	2
Deferred revenue and expenses	27	30
Foreign exchange net losses (AOCI)	12	12
Total gross deferred tax assets	195	227
Less: Valuation allowance	(10)	(10)
Total deferred tax assets, net of valuation allowance	$185	$217
Deferred tax liabilities
Total gross deferred tax liabilities	—	—
Net deferred tax assets	$185	$217
We believe that it is more likely than not that the results of future operations will generate sufficient taxable income in order to realize our total deferred tax assets, net of a valuation allowance of $10 million, of $185 million.
Our U.S. and foreign income from continuing operations before income taxes were as follows (in millions):

	Year ended December 31,
	2025	2024	2023
U.S. income	$794	$697	$768
Foreign income	24	24	20
Total	$818	$721	$788

Income tax provision for continuing operations consists of (in millions):

		Year ended December 31,
		2025	2024	2023
Current	—Federal	$5	$—	$3
	—State	3	2	3
	—Foreign	6	4	4
		14	6	10
Deferred	—Federal	20	4	15
	—State	7	3	10
	—Foreign	1	1	1
		28	8	26
Income tax provision - continuing operations		$42	$14	$36

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The differences between the income tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision recorded for continuing operations are as follows (in millions):

	Year ended December 31,
	2025		2024		2023
Statutory federal income tax provision	$172	21%	$151	21%	$165	21%

Federal income tax adjustments
Non taxable income of Host Inc.	(143)	(17)%	(137)	(19)%	(144)	(18)%
Tax credits	—	—%	(7)	(1)%	(1)	—%
Cross-border tax laws	—	—%	—	—%	1	—%
Other	(4)	—%	(3)	—%	(3)	—%

State income tax provision, net	10	1%	5	1%	13	2%
Foreign income tax provision	7	1%	5	1%	5	1%
Total	$42	5%	$14	2%	$36	5%
The majority of the effect of the state and local income tax provision consists of Florida, California and Hawaii.
Cash taxes activity, net, included the following (in millions):

	Year ended December 31,
	2025	2024	2023
U.S. federal	$1.1	$0.7	$4.5

U.S. state and local
California	1.6	2.4	—
Florida	0.4	0.4	0.7
Illinois	0.1	0.2	1.4
Texas	0.8	0.7	0.4
New York	0.1	0.1	(1.4)
Massachusetts	—	0.5	0.5
Tennessee	0.6	—	—
Philadelphia	0.7	0.6	0.4
Other	0.8	0.6	0.9
	5.1	5.5	2.9

Foreign
Canada	4.0	4.2	3.7
Alberta	0.5	0.7	0.4
Brazil	0.7	0.1	0.1
	5.2	5.0	4.2

Total cash taxes	$11.4	$11.2	$11.6
Our unrecognized tax benefits remained unchanged at $1 million for each of the years ended December 31, 2025 and 2024. All of such uncertain tax position amounts, if recognized, would impact our reconciliation between the income

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
tax provision calculated at the statutory U.S. federal corporate income tax rate of 21% and the actual income tax provision recorded each year.
As of December 31, 2025, the tax years that remain subject to examination by major tax jurisdictions generally include 2022-2025. There were no material interest or penalties recorded for the years ended December 31, 2025, 2024 and 2023.
8.    Leases
Taxable REIT Subsidiaries Leases. We lease substantially all our hotels to a wholly owned subsidiary that qualifies as a taxable REIT subsidiary due to the U.S. federal income tax prohibition on the ability of a REIT to derive revenues directly from the operations of a hotel.
    Ground Leases. As of December 31, 2025, all or a portion of 18 of our hotels are subject to ground leases, generally with multiple renewal options, all of which are accounted for as operating leases. Payments for ground leases account for approximately 72% of our 2025 minimum lease payments and 96% of our total future minimum lease payments. For lease agreements with scheduled rent increases, we recognize the fixed portion of the lease expense ratably over the term of the lease. As the exercise of the renewal options were determined to be reasonably certain, the payments associated with the renewals have been included in the measurement of the lease liability and ROU asset. Contingent rental payments based on a percentage of sales in excess of stipulated amounts are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. However, certain of these leases contain provisions that increase the minimum lease payments based on an average of the variable lease payments made over the previous years, for which we will reevaluate the lease liability and ROU asset as these payments represent an increase in the minimum payments for the remainder of the lease term. Certain of these leases also contain provisions that increase the minimum lease payments based on an index such as the Consumer Price Index. Such increases are not included in the measurement of the lease liability and ROU asset but will be recognized as variable lease expense if and when they are incurred. The discount rate used to calculate the lease liability and ROU asset is based on our incremental borrowing rate (“IBR”), as the rate implicit in each lease is not readily determinable. To calculate our IBR, we obtained a forward curve using LIBOR swap rates, with terms ranging from one to fifty years, as well as corresponding bond spreads based on the terms of the leases and our credit risk. The resulting discount rates for our ground leases range from 4.4% to 7.0%.
    Office Leases and Other. We have an office lease for our headquarters office in Bethesda, which expires in 2036, with no renewal options. Our leasing activity also includes leases on facilities used in our former restaurant business, all of which we subsequently subleased, and leases entered into by our hotels for various types of equipment.
The following table presents lease cost and other information (in millions):

	Year ended December 31,
	2025	2024	2023
Lease cost
Operating lease cost	$44	$43	$42
Variable lease cost	35	36	35
Sublease income	(1)	(1)	(1)
Total lease cost	$78	$78	$76

Other information
Operating cash flows used for operating leases	$44	$43	$42
Weighted-average remaining lease term - operating leases	44 years	46 years	46 years
Weighted-average discount rate - operating leases	5.3%	5.3%	5.3%

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents a reconciliation of the total amount of minimum lease payments, on an undiscounted basis, to the lease liability on the balance sheet as of December 31, 2025 (in millions):

	As of December 31, 2025
	Ground Leases	Office Leases and Other	Total
Weighted-average discount rate - operating leases	5.4%	3.7%	5.3%
2026	$32	$8	$40
2027	32	7	39
2028	32	6	38
2029	32	6	38
2030	32	5	37
Thereafter	1,311	28	1,339
Total undiscounted cash flows	$1,471	$60	$1,531

Present values
Long-term lease liabilities	$518	$45	$563
Total lease liabilities	$518	$45	$563
Difference between undiscounted cash flows and discounted cash flows	$953	$15	$968
9.    Employee Stock Plans
Upon the issuance of Host Inc.’s common stock for stock-based compensation, Host L.P. issues to Host Inc. common OP units of an equivalent value. Accordingly, these awards and related disclosures are included in both Host Inc.’s and Host L.P.’s consolidated financial statements.
Host Inc. maintains two stock-based compensation plans, the Comprehensive Stock and Cash Incentive Plan (the “2024 Comprehensive Plan”), under which Host Inc. may award to participating employees restricted stock units (“RSUs”), and the Employee Stock Purchase Plan. At December 31, 2025, there were approximately 22 million shares of Host Inc.’s common stock reserved and available for issuance under the 2024 Comprehensive Plan.
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
During 2025, 2024 and 2023, we recorded stock-based compensation expense of approximately $26 million, $24 million and $30 million, respectively. Shares granted in 2025, 2024 and 2023 totaled 2.2 million, 2.0 million and 1.8 million, respectively, while 1.7 million, 1.5 million and 2.3 million shares, respectively, vested during those years.
Senior Executive Plan
During 2025, Host Inc. granted 1.9 million RSU awards under the 2024 Comprehensive Plan, which amount represents the maximum number of RSUs that can be earned during the period of 2025 through 2027 if performance is at the “high” level of achievement and, for time-based awards, the executive remains employed. The RSUs vest over a one, two or three-year period and 3.1 million RSUs were unvested at December 31, 2025. Total unrecognized compensation expense related to unvested RSU awards that vest through 2027 is approximately $20 million.
RSU awards
Vesting of RSUs awarded in 2025 is based on (1) continued employment on the vesting date (“Time-Based Award”); (2) the achievement of relative total shareholder return (“TSR”); and (3) our Adjusted EBITDAre performance.

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

	NAREIT Lodging & Resorts Index
	2025 Grant Awards	2024 Grant Awards
Grant date stock price	$16.37	$19.23
Volatility	30.7%	33.2%
Beta	0.872	0.845
Risk-free rate - three year award	4.19%	4.16%
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
During 2025, 2024 and 2023, we recorded compensation expense of approximately $23 million, $21 million and $27 million, respectively, related to the RSU awards to senior executives. The following table is a summary of the status of our senior executive plans for the three years ended December 31, 2025:

	Year ended December 31,
	2025		2024		2023
	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)	Shares (in millions)	Fair Value (per share)
Balance, at beginning of year	2.9	$17	2.6	$17	3.4	$15
Granted	1.9	14	1.7	17	1.6	16
Vested (1)	(1.5)	18	(1.3)	18	(2.2)	19
Forfeited/expired	(0.2)	18	(0.1)	18	(0.2)	19
Balance, at end of year	3.1	15	2.9	17	2.6	17
Issued in calendar year (1)	0.7	18	1.2	19	0.7	16
___________
(1)Shares that vest at December 31 of each year are issued to the employees in the first quarter of the following year, although the requisite service period is complete. Accordingly, the 0.7 million shares issued in 2025 include shares vested at December 31, 2024, after adjusting for shares withheld to meet employee tax requirements. The shares withheld for employee tax requirements were valued at $10 million, $18 million and $11 million for 2025, 2024 and 2023, respectively.
Other Stock Plans
In addition to the share-based plans described above, we maintain an upper-middle management plan and an employee stock purchase plan. The upper-middle management awards are time-based, equity-classified awards that vest within three-years of the grant date and compensation expense is recognized over the life of the award based on the grant date fair value. Through the employee stock purchase plan, employees can purchase stock at a discount of 10% of the lower of the beginning and ending stock price each quarter. During 2025, 2024 and 2023, we granted a total of 0.3 million shares, 0.3 million shares and 0.2 million shares, respectively, under these two programs and recorded compensation expense of approximately $3 million, $3 million and $3 million, respectively.
10.    Profit Sharing and Post-employment Benefit Plans
We contribute to defined contribution plans for the benefit of employees who meet certain eligibility requirements and who elect participation in the plans. The discretionary amount to be matched by us is determined annually by Host Inc.’s Board of Directors. Our liability recorded for this obligation is not material. Payments for these items were not material for the three years ended December 31, 2025.
11.    Dispositions
We disposed of two hotels in 2025 and one hotel in 2023 and recorded aggregate gains on sale of approximately $143 million and $69 million, respectively. The gain on sale of assets is included in other gains on the statement of operations.
In conjunction with the sale of the Washington Marriott at Metro Center in 2025, we provided a $114 million loan to the buyer. The loan has an initial interest rate of 6.5% and an initial scheduled maturity date of August 28, 2027, which date may be extended by up to 12 months by the exercise of two 6-month extensions, each of which provides for an increase to the interest rate. As of December 31, 2025, the outstanding loan is included in Notes receivable on our balance sheets.
In conjunction with the sale of The Camby, Autograph Collection in 2023, we provided a $72 million loan to the buyer. The loan had an initial interest rate equal to Term SOFR plus 425 basis points and an initial scheduled maturity date of June 10, 2025. An additional $7 million in funding was borrowed for property improvement plan financing. The loan was repaid in February 2025.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
At December 31, 2025, The St. Regis Houston was classified as held for sale. Subsequent to year end, we sold the hotel for $51 million and will record a gain on sale of approximately $18 million during the first quarter of 2026.
In addition, subsequent to year end, we sold the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole to BDT & MSD Partners for a sales price of $1.1 billion. Teddy Overton, stepson of our Chief Executive Officer, James Risoleo, is a Principal at BDT & MSD Partners and worked on the transaction on behalf of BDT & MSD Partners. Mr. Risoleo did not participate in the negotiations with BDT & MSD Partners. We evaluated this relationship in accordance with ASC 850, Related party Disclosures, and determined that the transaction constitutes a related party transaction. The transaction was reviewed and approved by the Company's Board of Directors.
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

	December 31, 2025		December 31, 2024
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$114	$113	$79	$80
Financial liabilities
Senior notes (Level 1)	3,986	4,001	3,993	3,838
Credit facility (Level 2)	996	1,000	992	1,000
Mortgage debt (Level 2)	95	93	98	91
14.    Relationship with Marriott International
We have entered into various agreements with Marriott, including those for the management or franchise of approximately 64% of our hotels (as measured by hotel revenues) and certain limited administrative services.
In 2025, 2024 and 2023, we paid Marriott $187 million, $180 million and $168 million, respectively, of hotel management fees and approximately $7.6 million, $8.3 million, and $8.1 million, respectively, of franchise fees.
15.    Hotel Management Agreements and Operating and License Agreements
All of our hotels are managed by third parties pursuant to management or operating agreements, with some of our hotels also being subject to separate franchise or license agreements addressing matters pertaining to operations under the

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
designated brand. Hotels managed or franchised by Marriott and Hyatt represent approximately 64% and 17% of our total hotel revenues, respectively. Under these management or agreements, the managers generally have sole responsibility for all activities necessary for the day-to-day operation of the hotels, including establishing room rates, processing reservations and promoting and publicizing the hotels. The managers also provide all employees for the hotels, prepare reports, budgets and projections, control the working capital, and provide other administrative and accounting support services to the hotels. Costs and expenses incurred by the managers are reimbursed by us. We have approval rights over budgets, capital expenditures, significant leases and contractual commitments, and various other matters.
The initial term of our management or operating agreements for hotels managed by brand owners generally is 10 to 50 years, with one or more renewal terms for certain hotels, at the option of the manager. The majority of our agreements condition the manager’s right to exercise options for renewal upon the satisfaction of specified economic performance criteria. The manager typically receives a base management fee, which is calculated as a percentage (generally 2-3%) of annual gross revenues, and an incentive management fee, which typically is calculated as a percentage (generally 10-20%) of operating profit after the owner has received a priority return on its investment.
Many of our hotels managed by independent managers are affiliated with a brand through the use of a license or franchise agreement. The term of these license agreements generally are 20 years. Licensors receive compensation in the form of license fees, which is calculated as a percentage (generally 5%) of gross revenues attributable to room sales and, in certain instances, a certain percentage (generally 2%) of gross revenues attributable to food and beverage sales. The hotel also pays the franchise or licensor certain system fees and reimbursable expenses.
Pursuant to the management or operating agreements, the manager furnishes the hotels with certain chain services, which generally are provided on a central or regional basis to all hotels managed by the manager. Chain services include central training, advertising and promotion, national reservation systems, computerized payroll and accounting services, and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among the hotels managed, owned or leased by the manager on a fair and equitable basis. In addition, our managers generally sponsor a guest rewards program, the costs of which are charged to all of the hotels that participate in such program.
For those hotels managed by independent managers and affiliated with a brand through the use of a license or franchise agreement, these franchise or license agreements address matters pertaining to the use of the designated brand, including rights to use trademarks, service marks and logos, matters relating to compliance with certain brand standards and policies, and the provisions of certain system programs (including reservations) and centralized services. The franchise or license agreement allows the hotel to participate in any guest rewards program operated by its affiliate brand.
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
We generally are limited in our ability to sell, lease or otherwise transfer our hotels unless the transferee assumes the related management or operating agreement, in the case of a hotel managed by a brand owner, or the related franchise or license agreement for an independently managed hotel that is affiliated with a brand. However, for many brand owner managed hotels, we have negotiated for rights to terminate on the basis of the manager’s failure to meet certain performance-based metrics. Typically, these criteria are subject to the manager’s ability to ‘cure’ and avoid termination by payment to us of specified deficiency amounts (or, in some instances, waiver of the right to receive specified future management fees).
In addition to any performance-based or other termination rights, we have negotiated specific termination rights related to specific brand owner managed hotels. These termination rights can take a number of different forms, including termination of agreements upon sale that leave the property unencumbered by any agreement; termination of the brand owner's management upon sale provided that the property continues to be operated under a license or franchise agreement with continued brand affiliation; the conversion of the current brand to another brand and termination without sale or other condition, which may require the payment of a fee. We have also negotiated termination rights related to many independently managed management or operating agreements and many franchise or license agreements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our condominium sales, equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations consist of hotels in two countries as of December 31, 2025. There were no intersegment sales during the periods presented. The following table presents revenues and long-lived assets for each of the geographical areas in which we operate (in millions):

	2025		2024		2023
	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net	Revenues	Property and Equipment, net
United States	$6,010	$10,575	$5,583	$10,852	$5,219	$9,556
Brazil	28	30	26	27	22	35
Canada	76	31	75	27	70	33
Total	$6,114	$10,636	$5,684	$10,906	$5,311	$9,624
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	2025		2024		2023
	Hotel Ownership	Total	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$3,608	$3,608	$3,426	$3,426	$3,244	$3,244
Food and beverage	1,803	1,803	1,716	1,716	1,582	1,582
Other	604	604	542	542	485	485
Condominium sales	99	99	—	—	—	—
Total revenues	6,114	6,114	5,684	5,684	5,311	5,311
Expenses
Rooms	906	906	849	849	787	787
Food and beverage	1,224	1,224	1,137	1,137	1,042	1,042
Other departmental and support expenses	1,466	1,466	1,383	1,383	1,280	1,280
Management fees	262	262	254	254	249	249
Other property-level expenses	426	426	411	411	383	383
Cost of goods sold	80	80	—	—	—	—
Other segment items⁽¹⁾	(24)	(24)	(40)	(40)	(83)	(83)
Segment EBITDA	1,774	1,774	1,690	1,690	1,653	1,653
Adjustments and reconciling items:
Depreciation and amortization		(795)		(762)		(697)
Corporate and other expenses		(124)		(123)		(132)
Net gain on property insurance settlements		—		70		3
Interest income		32		54		75
Interest expense		(235)		(215)		(191)
Other gains		148		—		71
Equity in earnings of affiliates		18		7		6
Provision for income taxes		(42)		(14)		(36)
Consolidated Net Income		$776		$707		$752

Capital Expenditures	$644	$644	$548	$548	$646	$646
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
Based on our analysis of legal proceedings with which the Company and our hotel managers are currently involved or of which we are aware and the resolution of similar claims in the past, we have recorded immaterial accruals as of December 31, 2025 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any other matters with a reasonably possible unfavorable outcome

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.
Hurricane Loss Contingencies
While many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively, the most significant damage sustained during the storms occurred at The Don CeSar, which reopened to guests on March 26, 2025, and all amenities reopened by the third quarter of 2025.
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $64 million, for which we have recorded a corresponding insurance receivable of $64 million. As of December 31, 2025, we have received $73 million of insurance proceeds related to these claims, of which $49 million reduced our receivable to $15 million. The remaining $24 million of these proceeds were recognized as a gain on business interruption, which is included in net gain on insurance settlements on our consolidated statements of operations. Subsequent to year-end, we received an additional $8 million of insurance proceeds, including $7 million of business interruption proceeds. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles. For certain of our other properties, we have recorded a loss of $6 million for the year ended December 31, 2024 related to property damage and remediation costs for which we will not be filing an insurance claim. The loss is included in net gain on insurance settlements on our consolidated statements of operations.
In 2024, we received the final payment for the total settlement of $308 million from claims resulting from Hurricane Ian, which made landfall in September 2022. For the years ended December 31, 2024 and 2023, $19 million and $80 million, respectively, was recognized as a gain on business interruption, and $72 million and $3 million, respectively, was recognized as a gain on property insurance, which are both included in net gain on insurance settlements on our consolidated statements of operations.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host Inc. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Host L.P. With the participation of Host Inc.’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
This annual report does not include an attestation report of Host L.P.’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Host L.P.’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers.”

Item 9B. Other Information
During the three months ended December 31, 2025, no director or officer of Host Inc. adopted, modified or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Certain information called for by Items 10-14 is incorporated by reference from Host Inc.’s 2026 Annual Meeting of Stockholders Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of our fiscal year).
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item with respect to directors is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled “Proposal One: Election of Directors.” See Part I. “Information about Our Executive Officers” of this Annual Report for information regarding executive officers.
The information required by this item with respect to Audit Committee and Audit Committee Financial Experts is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled “Corporate Governance and Board Matters.” There have been no material changes to the procedures by which stockholders may recommend nominees to the Board of Directors since our last annual report. If applicable, the information required by this item regarding compliance by our directors and executive officers with Section 16(a) of the Securities and Exchange Act of 1934, as amended, is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled “Delinquent Section 16(a) Reports.”
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
We have adopted an Insider Trading Policy Statement that governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NASDAQ listing standards. A copy of our Insider Trading Policy Statement is included as Exhibit 19.1 to this report.
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled: “Compensation Discussion and Analysis,” “Executive Officer Compensation" (except for the section within "Executive Officer Compensation" entitled "Pay versus Performance" which shall not be incorporated by reference), and “Director Compensation”.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder and Unitholder Matters
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled: “Security Ownership of Certain Beneficial Owners and Management” and “Executive Officer Compensation—Securities Authorized for Issuance Under Equity Compensation Plans.”
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the sections of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled: “Certain Relationships and Related Person Transactions” and “Corporate Governance and Board Matters—Independence of Directors.”
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the section of Host Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders entitled “Proposal Two-Ratification of Appointment of Independent Registered Public Accountants – Principal Accountant Fees and Services.”

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

4.6
Sixth Supplemental Indenture, dated August 20, 2020, by and between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 21, 2020).

4.7
Seventh Supplemental Indenture, dated November 23, 2021, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on November 23, 2021).

4.8
Eighth Supplemental Indenture, dated May 10, 2024, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on May 10, 2024).

4.9
Ninth Supplemental Indenture, dated August 12, 2024, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on August 12, 2024).

4.10
Tenth Supplemental Indenture, dated May 20, 2025, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on May 20, 2025).

4.11
Eleventh Supplemental Indenture, dated November 26, 2025, between Host Hotels & Resorts, L.P. and The Bank of New York Mellon, as trustee, to the Indenture dated May 15, 2015 (incorporated by reference to Exhibit 4.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Current Report on Form 8-K filed on November 26, 2025).

4.12
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

10.2*
Host Hotels & Resorts L.P. Executive Deferred Compensation Plan Nonqualified Plan Trust and Services Agreement by and among T. Rowe Price Trust Company, T. Rowe Price Retirement Plan Services, Inc. and Host Hotels & Resorts, L.P., dated November 28, 2025.

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

10.6
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

10.7
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

10.8
Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan effective as of May 15, 2024 (incorporated by reference to Appendix A to the Host Hotels & Resorts, Inc. Definitive Proxy Statement on Schedule 14A filed with the Commission on April 5, 2024).

10.9
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for performance objective based vesting awards (incorporated by reference to Exhibit 10.14 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

10.10
Form of Restricted Stock Unit Agreement for use under the Host Hotels & Resorts 2024 Comprehensive Stock and Cash Incentive Plan for time-based vesting awards (incorporated by reference to Exhibit 10.15 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

10.11
First Amendment to the Sixth Amended and Restated Credit Agreement, dated as of June 28, 2024, by and between Host Hotels & Resorts, L.P. and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.16 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on August 2, 2024).

10.12
Second Amendment to the Sixth Amended and Restated Credit Agreement, dated as of September 15, 2025, by and among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.17 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Quarterly Report on Form 10-Q, filed on November 7, 2025).

19.	Insider Trading Policies and Procedures

19.1
Host Hotels & Resorts Insider Trading Policy Statement (incorporated by reference to Exhibit 19.1 to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 26, 2025).

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
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (ii) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, Inc.; (iii) the Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (iv) the Consolidated Statements of Equity for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (v) the Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, Inc.; (vi) the Consolidated Statements of Operations for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (vii) the Consolidated Balance Sheets at December 31, 2025 and December 31, 2024, respectively, for Host Hotels & Resorts, L.P.; (viii) the Consolidated Statements of Comprehensive Income for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (ix) the Consolidated Statements of Capital for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; (x) the Consolidated Statements of Cash Flows for the Years ended December 31, 2025, 2024 and 2023, respectively, for Host Hotels & Resorts, L.P.; and (xi) Notes to the Consolidated Financial Statements that have been detail tagged.
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

HOST HOTELS & RESORTS, INC.

Date: February 25, 2026	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2026
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2026
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 25, 2026
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 25, 2026

Herman E. Bulls
	Director	February 25, 2026
/s/ DIANA M. LAING
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 25, 2026
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2026
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2026
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2026
A. William Stein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.

Date: February 25, 2026	By:	HOST HOTELS & RESORTS, INC., its general partner

	By:	/s/ SOURAV GHOSH
Sourav Ghosh Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following officers and directors of Host Hotels & Resorts, Inc., the general partner of the registrant, and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ RICHARD E. MARRIOTT	Chairman of the Board of Directors	February 25, 2026
Richard E. Marriott

/s/ JAMES F. RISOLEO	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2026
James F. Risoleo

/s/ SOURAV GHOSH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2026
Sourav Ghosh

/s/ JOSEPH C. OTTINGER	Senior Vice President, Corporate Controller (Principal Accounting Officer)	February 25, 2026
Joseph C. Ottinger

/s/ MARY L. BAGLIVO	Director	February 25, 2026
Mary L. Baglivo

/s/ HERMAN E. BULLS	Director	February 25, 2026
Herman E. Bulls

/s/ DIANA M. LAING	Director	February 25, 2026
Diana M. Laing

/s/ MARY HOGAN PREUSSE	Director	February 25, 2026
Mary Hogan Preusse

/s/ WALTER C. RAKOWICH	Director	February 25, 2026
Walter C. Rakowich

/s/ GORDON H. SMITH	Director	February 25, 2026
Gordon H. Smith

/s/ A. WILLIAM STEIN	Director	February 25, 2026
A. William Stein

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions)

		Initial Cost				Gross Amount at December 31, 2025
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hotels:
1 Hotel Central Park	$—	$98	$149	$3	$—	$98	$152	$250	$9	—	2024	29
1 Hotel South Beach	—	182	443	33	—	182	476	658	118	—	2019	34
AC Hotel Scottsdale North	—	4	31	—	—	4	31	35	6	2020	—	31
Alila Ventana Big Sur	—	40	104	12	—	40	116	156	18	—	2021	31
Andaz Maui at Wailea Resort	—	151	255	67	—	151	322	473	75	—	2018	38
Axiom Hotel	—	36	38	45	—	36	83	119	36	—	2014	33
Baker's Cay Resort Key Largo, Curio Collection by Hilton	—	80	117	7	—	80	124	204	19	—	2021	33
Boston Marriott Copley Place	—	—	203	109	—	—	312	312	193	—	2002	40
Calgary Marriott Downtown Hotel	—	5	18	49	(6)	5	61	66	55	—	1996	40
Coronado Island Marriott Resort & Spa	—	—	53	65	—	—	118	118	92	—	1997	40
Denver Marriott Tech Center	—	6	26	87	—	6	113	119	98	—	1994	40
Denver Marriott West	—	—	12	19	—	—	31	31	29	—	1983	40
Embassy Suites by Hilton Chicago Downtown Magnificent Mile	—	—	86	22	—	—	108	108	66	—	2004	40
Fairmont Kea Lani, Maui	—	55	294	179	—	55	473	528	244	—	2004	40
Four Seasons Resort Orlando at Walt Disney World® Resort	—	91	510	24	—	91	534	625	86	—	2021	37
Four Seasons Resort and Residences Jackson Hole	—	59	245	13	—	59	258	317	30	—	2022	32
Gaithersburg Marriott Washingtonian Center	—	7	22	16	—	7	38	45	32	—	1993	40
Grand Hyatt Atlanta in Buckhead	—	8	88	61	—	8	149	157	96	—	1998	40
Grand Hyatt San Francisco	—	52	331	5	—	52	336	388	90	—	2018	34
Grand Hyatt Washington	—	154	247	85	—	154	332	486	169	—	2012	33
Hotel Van Zandt	95	58	179	4	—	58	183	241	25	—	2021	34
Houston Airport Marriott at George Bush Intercontinental	—	—	10	97	—	—	107	107	103	—	1984	40
Houston Marriott Medical Center/Museum District	—	—	19	48	—	—	67	67	62	—	1998	40
Hyatt Place Waikiki Beach	—	12	120	13	—	12	133	145	57	—	2013	34
Hyatt Regency Austin	—	19	139	28	—	19	167	186	25	—	2021	33
Hyatt Regency Coconut Point Resort and Spa	—	33	185	36	—	33	221	254	60	—	2018	36

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2025
(in millions)

		Initial Cost				Gross Amount at December 31, 2025
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Hyatt Regency Maui Resort and Spa	—	92	212	186	—	81	409	490	248	—	2003	40
Hyatt Regency Reston	—	11	78	53	—	12	130	142	83	—	1998	40
Hyatt Regency San Francisco Airport	—	16	119	113	—	20	228	248	179	—	1998	40
Hyatt Regency Washington on Capitol Hill	—	40	230	99	—	40	329	369	166	—	2005	40
JW Marriott Atlanta Buckhead	—	16	21	45	—	16	66	82	50	—	1990	40
JW Marriott Hotel Rio de Janeiro	—	13	29	5	(31)	4	12	16	6	—	2010	40
JW Marriott Houston by The Galleria	—	4	26	64	—	6	88	94	70	—	1994	40
JW Marriott Washington, DC	—	26	98	75	—	26	173	199	133	—	2003	40
Manchester Grand Hyatt San Diego	—	—	548	110	—	—	658	658	347	—	2011	35
Marina del Rey Marriott	—	—	13	48	—	—	61	61	46	—	1995	40
Marriott Downtown at CF Toronto Eaton Centre	—	—	27	45	(5)	—	67	67	51	—	1995	40
Marriott Marquis San Diego Marina	—	—	202	446	—	—	648	648	489	—	1996	40
Miami Marriott Biscayne Bay	—	38	27	102	—	38	129	167	83	—	1998	40
Minneapolis Marriott City Center	—	34	27	52	—	35	78	113	68	—	1995	40
Nashville Hotels	—	60	438	1	—	60	439	499	34	—	2024	24
New Orleans Marriott	—	16	96	182	—	16	278	294	217	—	1996	40
New York Marriott Downtown	—	19	79	56	—	19	135	154	108	—	1997	40
New York Marriott Marquis	—	49	552	185	—	49	737	786	651	—	1986	40
Newark Liberty International Airport Marriott	—	—	30	51	—	—	81	81	73	—	1984	40
Orlando World Center Marriott	—	18	157	522	—	29	668	697	441	—	1997	40
Philadelphia Airport Marriott	—	—	42	27	—	—	69	69	54	—	1995	40
Rio de Janeiro Parque Olimpico Hotels	—	21	39	1	(37)	7	17	24	8	2014	—	35
San Antonio Marriott Rivercenter	—	—	86	125	—	—	211	211	148	—	1996	40
San Antonio Marriott Riverwalk	—	6	45	43	—	6	88	94	73	—	1995	40
San Francisco Marriott Fisherman's Wharf	—	6	20	35	—	6	55	61	49	—	1994	40
San Francisco Marriott Marquis	—	—	278	215	—	—	493	493	413	—	1989	40
Santa Clara Marriott	—	—	39	88	—	—	127	127	113	—	1989	40
Sheraton Parsippany Hotel	—	8	30	10	—	8	40	48	37	—	2006	40

SCHEDULE III

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION (continued)
December 31, 2025
(in millions)

		Initial Cost				Gross Amount at December 31, 2025
Description	Debt	Land	Buildings & Improvements	Subsequent Costs Capitalized, net ⁽¹⁾	Foreign Currency Adjustment	Land	Buildings & Improvements	Total	Accumulated Depreciation	Date of Completion of Construction	Date Acquired	Depreciation Life
Swissôtel Chicago	—	29	132	105	—	30	236	266	156	—	1998	40
Tampa Airport Marriott	—	—	9	39	—	—	48	48	36	—	1971	40
The Alida, Savannah, a Tribute Portfolio Hotel	—	6	96	1	—	6	97	103	13	—	2021	36
The Don CeSar	—	46	158	76	—	46	234	280	76	—	2017	34
The Laura Hotel	—	9	55	2	—	9	57	66	9	—	2021	33
The Logan	—	26	60	77	—	27	136	163	111	—	1998	40
The Phoenician, A Luxury Collection Resort	—	57	307	136	—	56	444	500	215	—	2015	32
The Ritz-Carlton Naples, Tiburón	—	22	10	113	—	22	123	145	79	2002	—	40
The Ritz-Carlton O'ahu, Turtle Bay	—	272	358	7	—	272	365	637	18	—	2024	32
The Ritz-Carlton, Amelia Island	—	25	115	121	—	25	236	261	159	—	1998	40
The Ritz-Carlton, Marina del Rey	—	—	52	46	—	—	98	98	77	—	1997	40
The Ritz-Carlton, Naples	—	19	126	502	—	21	626	647	333	—	1996	40
The Ritz-Carlton, Tysons Corner	—	—	89	54	—	—	143	143	102	—	1998	40
The Singer Oceanfront Resort, Curio Collection by Hilton	—	2	10	48	—	2	58	60	34	—	1994	40
The Westin Chicago River North	—	33	116	31	—	33	147	180	67	—	2010	40
The Westin Denver Downtown	—	—	89	56	—	—	145	145	75	—	2006	40
The Westin Georgetown, Washington D.C.	—	16	80	32	—	16	112	128	61	—	2006	40
The Westin Kierland Resort & Spa	—	100	280	62	—	100	342	442	170	—	2006	40
The Westin Seattle	—	39	175	55	—	39	230	269	132	—	2006	40
The Westin South Coast Plaza, Costa Mesa	—	—	46	25	—	—	71	71	71	—	2006	40
The Westin Waltham Boston	—	9	59	25	—	9	84	93	51	—	2006	40
W Seattle	—	11	125	16	—	11	141	152	75	—	2006	40
Total hotels:	95	2,364	10,059	5,740	(79)	2,352	15,732	18,084	8,451
Other properties, each less than 5% of total	—	79	1	12	—	79	13	92	4	—	Various	40
TOTAL	$95	$2,443	$10,060	$5,752	$(79)	$2,431	$15,745	$18,176	$8,455
___________
(1)Subsequent costs capitalized are net of impairment expense.

SCHEDULE III

HOST HOTELS & RESORTS, INC., AND SUBSIDIARIES
HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2025
(in millions)
Notes:
(A)The change in total cost of properties for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows:

Balance, December 31, 2022	$15,869
Additions:
Capital expenditures and transfers from construction-in-progress	540
Deductions:
Dispositions and other	(175)
Balance, December 31, 2023	16,234
Additions:
Acquisitions	1,422
Capital expenditures and transfers from construction-in-progress	368
Deductions:
Dispositions and other	(63)
Balance, December 31, 2024	17,961
Additions:
Acquisitions	2
Capital expenditures and transfers from construction-in-progress	442
Deductions:
Dispositions and other	(153)
Assets held for sale	(68)
Impairments	(8)
Balance, December 31, 2025	$18,176

SCHEDULE III

(B)The change in accumulated depreciation and amortization of real estate assets for the fiscal years ended December 31, 2025, 2024 and 2023 is as follows:

Balance, December 31, 2022	$6,876
Depreciation and amortization	573
Dispositions and other	(102)
Balance, December 31, 2023	7,347
Depreciation and amortization	619
Dispositions and other	(25)
Balance, December 31, 2024	7,941
Depreciation and amortization	631
Dispositions and other	(79)
Assets held for sale	(38)
Balance, December 31, 2025	$8,455
(C)The aggregate cost of real estate for federal income tax purposes is approximately $11,470 million at December 31, 2025.
(D)The total cost of properties excludes construction-in-progress assets.