Form 10-Q
period 2026-03-31
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2026-05-08
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2026
OR
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
As of May 6, 2026, there were 684,879,281 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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
This combined Form 10-Q for Host Inc. and Host L.P. includes, for each entity, separate interim financial statements (but combined footnotes), separate reports on disclosure controls and procedures and internal control over financial reporting and separate CEO/CFO certifications. In addition, with respect to any other financial and non-financial disclosure items required by Form 10-Q, any material differences between Host Inc. and Host L.P. are discussed separately herein. For a more detailed discussion of the substantive differences between Host Inc. and Host L.P. and why we believe the combined filing results in benefits to investors, see the discussion in the combined Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Explanatory Note.”
i

HOST HOTELS & RESORTS, INC. AND HOST HOTELS & RESORTS, L.P.
ii

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2026 and December 31, 2025
(in millions, except share and per share amounts)

	March 31, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,698	$10,636
Right-of-use assets	563	560
Assets held for sale	9	34
Due from managers	129	39
Advances to and investments in affiliates	284	259
Furniture, fixtures and equipment replacement fund	151	167
Notes receivable	114	114
Other	503	472
Cash and cash equivalents	1,703	768
Total assets	$13,154	$13,049

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,988	$3,986
Credit facility, including the term loans of $999	997	996
Mortgage and other debt	94	95
Total debt	5,079	5,077
Lease liabilities	566	563
Accounts payable and accrued expenses	246	355
Due to managers	4	76
Other	245	246
Total liabilities	6,140	6,317

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	184	171

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 684.9 million shares and 687.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,199	7,289
Accumulated other comprehensive loss	(65)	(68)
Deficit	(314)	(670)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,827	6,558
Non-redeemable non-controlling interests—other consolidated partnerships	3	3
Total equity	6,830	6,561
Total liabilities, non-controlling interests and equity	$13,154	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2026 and 2025
(unaudited, in millions, except per share amounts)

	Quarter ended March 31,
	2026	2025
REVENUES
Rooms	$943	$938
Food and beverage	517	503
Other	159	153
Condominium sales	26	—
Total revenues	1,645	1,594
EXPENSES
Rooms	224	225
Food and beverage	327	323
Other departmental and support expenses	373	364
Management fees	67	69
Other property-level expenses	103	111
Depreciation and amortization	190	196
Cost of goods sold	21	—
Corporate and other expenses	28	31
Net gain on insurance settlements	(7)	(10)
Total operating costs and expenses	1,326	1,309
OPERATING PROFIT	319	285
Interest income	12	8
Interest expense	(59)	(57)
Other gains	242	4
Equity in earnings of affiliates	4	10
INCOME BEFORE INCOME TAXES	518	250
Benefit (provision) for income taxes	(17)	1
NET INCOME	501	251
Less: Net income attributable to non-controlling interests	(7)	(3)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$494	$248
Basic earnings per common share	$0.72	$0.35
Diluted earnings per common share	$0.72	$0.35

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter ended March 31, 2026 and 2025
(unaudited, in millions)

	Quarter ended March 31,
	2026	2025
NET INCOME	$501	$251
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income of unconsolidated affiliates	2	4
Change in fair value of derivative instruments	1	—
OTHER COMPREHENSIVE INCOME, NET OF TAX	3	4
COMPREHENSIVE INCOME	504	255
Less: Comprehensive income attributable to non-controlling interests	(7)	(3)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$497	$252

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2026 and 2025
(unaudited, in millions)

	Quarter ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$501	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	196
Amortization of finance costs, discounts and premiums, net	3	3
Non-cash stock-based compensation expense	6	6
Other gains	(242)	(4)
Equity in earnings of affiliates	(4)	(10)
Change in due from/to managers	(125)	(102)
Distributions from investments in affiliates	2	3
Property insurance proceeds - remediation costs	1	—
Payments for inventory costs	(8)	(19)
Decrease in inventory for units sold	18	—
Changes in other assets	9	16
Changes in other liabilities	(9)	(35)
Net cash provided by operating activities	342	305

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,060	5
Proceeds from loan receivable	—	79
Advances to and investments in affiliates	(24)	(31)
Capital expenditures:
Renewals and replacements	(71)	(100)
Return on investment	(51)	(46)
Property insurance proceeds	—	10
Net cash provided by (used in) investing activities	914	(83)

FINANCING ACTIVITIES
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Common stock repurchases	(75)	(100)
Dividends on common stock	(241)	(210)
Distributions and payments to non-controlling interests	(3)	(2)
Other financing activities	(17)	(14)
Net cash used in financing activities	(337)	(327)
Effects of exchange rate changes on cash held	—	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	919	(104)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,856	$694

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$1,703	$428
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	151	264
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,856	$694
The following table presents cash paid for the following:

	Quarter ended March 31,
	2026	2025
Total interest paid	$41	$56
Income taxes paid	$9	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
March 31, 2026 and December 31, 2025
(in millions)

	March 31, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,698	$10,636
Right-of-use assets	563	560
Assets held for sale	9	34
Due from managers	129	39
Advances to and investments in affiliates	284	259
Furniture, fixtures and equipment replacement fund	151	167
Notes receivable	114	114
Other	503	472
Cash and cash equivalents	1,703	768
Total assets	$13,154	$13,049

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,988	$3,986
Credit facility, including the term loans of $999	997	996
Mortgage and other debt	94	95
Total debt	5,079	5,077
Lease liabilities	566	563
Accounts payable and accrued expenses	246	355
Due to managers	4	76
Other	245	246
Total liabilities	6,140	6,317

Limited partnership interests of third parties	184	171

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,891	6,625
Accumulated other comprehensive loss	(65)	(68)
Total Host Hotels & Resorts, L.P. capital	6,827	6,558
Non-controlling interests—consolidated partnerships	3	3
Total capital	6,830	6,561
Total liabilities, limited partnership interests of third parties and capital	$13,154	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter ended March 31, 2026 and 2025
(unaudited, in millions, except per unit amounts)

	Quarter ended March 31,
	2026	2025
REVENUES
Rooms	$943	$938
Food and beverage	517	503
Other	159	153
Condominium sales	26	—
Total revenues	1,645	1,594
EXPENSES
Rooms	224	225
Food and beverage	327	323
Other departmental and support expenses	373	364
Management fees	67	69
Other property-level expenses	103	111
Depreciation and amortization	190	196
Cost of goods sold	21	—
Corporate and other expenses	28	31
Net gain on insurance settlements	(7)	(10)
Total operating costs and expenses	1,326	1,309
OPERATING PROFIT	319	285
Interest income	12	8
Interest expense	(59)	(57)
Other gains	242	4
Equity in earnings of affiliates	4	10
INCOME BEFORE INCOME TAXES	518	250
Benefit (provision) for income taxes	(17)	1
NET INCOME	501	251
Less: Net income attributable to non-controlling interests	—	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$501	$251
Basic earnings per common unit	$0.73	$0.36
Diluted earnings per common unit	$0.73	$0.36

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter ended March 31, 2026 and 2025
(unaudited, in millions)

	Quarter ended March 31,
	2026	2025
NET INCOME	$501	$251
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income of unconsolidated affiliates	2	4
Change in fair value of derivative instruments	1	—
OTHER COMPREHENSIVE INCOME, NET OF TAX	3	4
COMPREHENSIVE INCOME	504	255
Less: Comprehensive income attributable to non-controlling interests	—	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$504	$255

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Quarter ended March 31, 2026 and 2025
(unaudited, in millions)

	Quarter ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$501	$251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190	196
Amortization of finance costs, discounts and premiums, net	3	3
Non-cash stock-based compensation expense	6	6
Other gains	(242)	(4)
Equity in earnings of affiliates	(4)	(10)
Change in due from/to managers	(125)	(102)
Distributions from investments in affiliates	2	3
Property insurance proceeds - remediation costs	1	—
Payments for inventory costs	(8)	(19)
Decrease in inventory for units sold	18	—
Changes in other assets	9	16
Changes in other liabilities	(9)	(35)
Net cash provided by operating activities	342	305

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,060	5
Proceeds from loan receivable	—	79
Advances to and investments in affiliates	(24)	(31)
Capital expenditures:
Renewals and replacements	(71)	(100)
Return on investment	(51)	(46)
Property insurance proceeds	—	10
Net cash provided by (used in) investing activities	914	(83)

FINANCING ACTIVITIES
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Repurchase of common OP units	(75)	(100)
Distributions on common OP units	(244)	(212)
Other financing activities	(17)	(14)
Net cash used in financing activities	(337)	(327)
Effects of exchange rate changes on cash held	—	1
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	919	(104)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,856	$694

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Quarter ended March 31, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$1,703	$428
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	151	264
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,856	$694
The following table presents cash paid for the following:

	Quarter ended March 31,
	2026	2025
Total interest paid	$41	$56
Income taxes paid	$9	$2

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of March 31, 2026, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of March 31, 2026, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	71
Brazil	3
Canada	2
Total	76
2.    Summary of Significant Accounting Policies
We have condensed or omitted certain information and footnote disclosures normally included in financial statements presented in accordance with U.S. generally accepted accounting principles, or GAAP, in the accompanying unaudited condensed consolidated financial statements. We believe the disclosures made herein are adequate to prevent the information presented from being misleading. However, the financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10–K for the year ended December 31, 2025.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of March 31, 2026, the results of our operations for the quarter ended March 31, 2026 and 2025, and cash flows for the quarter ended March 31, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
Five of the partnerships in which we invest are considered variable interest entities ("VIEs"), as the general partner of these partnerships maintains control over the decisions that most significantly impact such partnerships. These VIEs include the operating partnership, Host L.P., which is consolidated by Host Inc., of which Host Inc. is the sole general partner and holds approximately 99% of the limited partner interests; the consolidated partnership that owns the Houston Airport Marriott at George Bush Intercontinental; and three unconsolidated partnerships that own hotel properties, of which we hold limited partner interests ranging from 11% - 30%. Host Inc.’s sole significant asset is its investment in Host L.P. and, consequently, substantially all of Host Inc.’s assets and liabilities consists of the assets and liabilities of Host L.P. All of Host Inc.’s debt is an obligation of Host L.P. and may be settled only with assets of Host L.P.

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

	Quarter ended March 31,
	2026	2025
Net income	$501	$251
Less: Net income attributable to non-controlling interests	(7)	(3)
Net income attributable to Host Inc.	$494	$248

Basic weighted average shares outstanding	687.5	697.8
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	1.8	0.5
Diluted weighted average shares outstanding	689.3	698.3
Basic earnings per common share	$0.72	$0.35
Diluted earnings per common share	$0.72	$0.35
The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Quarter ended March 31,
	2026	2025
Net income	$501	$251
Less: Net income attributable to non-controlling interests	—	—
Net income attributable to Host L.P.	$501	$251

Basic weighted average units outstanding	682.5	692.3
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	1.7	0.5
Diluted weighted average units outstanding	684.2	692.8
Basic earnings per common unit	$0.73	$0.36
Diluted earnings per common unit	$0.73	$0.36

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
Disaggregation of Revenues. While we do not consider the following disclosure of hotel revenues by location to consist of reportable segments, we have disaggregated hotel revenues by market location. Our revenues also are presented by country in Note 9 – Geographic and Business Segment Information.
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended March 31,
Location	2026	2025
Florida Gulf Coast	$183	$154
San Diego	137	129
San Francisco/San Jose	130	107
Phoenix	130	124
Orlando	120	145
Maui	114	112
Miami	103	89
New York	102	94
Washington, D.C. (Central Business District)	73	94
Oahu	46	50
Jacksonville	40	33
Houston	36	42
San Antonio	36	34
Los Angeles/Orange County	36	35
Boston	30	30
Nashville	29	29
New Orleans	26	33
Northern Virginia	24	24
Austin	23	23
Chicago	20	21
Denver	20	19
Atlanta	20	19
Seattle	20	19
Philadelphia	19	19
Other	80	98
Domestic	1,597	1,576
International	22	18
Total	$1,619	$1,594

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
    For the quarter ended March 31, 2026, we had $26 million of revenues related to sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort that are excluded from the table above.
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	March 31, 2026	December 31, 2025
Land and land improvements	$2,274	$2,431
Buildings and leasehold improvements	14,957	15,745
Furniture and equipment	2,680	2,717
Construction in progress	267	271
	20,178	21,164
Less accumulated depreciation and amortization	(10,480)	(10,528)
	$9,698	$10,636
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2025	$7	$7,289	$(68)	$(670)	$3	$6,561	$171
Net income	—	—	—	494	—	494	7
Changes in ownership and other	—	(8)	—	—	—	(8)	8
Other comprehensive income	—	—	3	—	—	3	—
Issuance of common stock for comprehensive stock plans, net	—	(7)	—	—	—	(7)	—
Dividends declared on common stock	—	—	—	(138)	—	(138)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Repurchase of common stock	—	(75)	—	—	—	(75)	—
Balance, March 31, 2026	$7	$7,199	$(65)	$(314)	$3	$6,830	$184

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	248	—	248	3
Changes in ownership and other	—	32	—	—	—	32	(33)
Other comprehensive income	—	—	4	—	—	4	—
Issuance of common stock for comprehensive stock plans, net	—	(4)	—	—	—	(4)	—
Dividends declared on common stock	—	—	—	(139)	—	(139)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Repurchase of common stock	—	(100)	—	—	—	(100)	—
Balance, March 31, 2025	$7	$7,390	$(79)	$(668)	$3	$6,653	$133
Capital of Host L.P.
As of March 31, 2026, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2025	$1	$6,625	$(68)	$3	$6,561	$171
Net income	—	494	—	—	494	7
Changes in ownership and other	—	(8)	—	—	(8)	8
Other comprehensive income	—	—	3	—	3	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(7)	—	—	(7)	—
Distributions declared on common OP units	—	(138)	—	—	(138)	(2)
Repurchase of common OP units	—	(75)	—	—	(75)	—
Balance, March 31, 2026	$1	$6,891	$(65)	$3	$6,830	$184

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	248	—	—	248	3
Changes in ownership and other	—	32	—	—	32	(33)
Other comprehensive income	—	—	4	—	4	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	(4)	—	—	(4)	—
Distributions declared on common OP units	—	(139)	—	—	(139)	(2)
Repurchase of common OP units	—	(100)	—	—	(100)	—
Balance, March 31, 2025	$1	$6,728	$(79)	$3	$6,653	$133
Share Repurchases
During the first quarter of 2026, we repurchased 4.0 million shares of Host Inc. common stock at an average price of $18.97 per share, exclusive of commissions, through our common share repurchase program for a total of $75 million. As of March 31, 2026, there was $405 million available for repurchases under our common share repurchase program.
Issuance of Common Stock
As of March 31, 2026, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during the first quarter of 2026.
Dividends/Distributions
On February 18, 2026, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on April 15, 2026 to stockholders of record as of March 31, 2026. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
On May 6, 2026, the Board of Directors authorized a second quarter cash dividend of $0.92 per share on its common stock, consisting of a regular quarterly dividend of $0.20 per share and a special dividend of $0.72 per share. The dividend will be paid on July 15, 2026 to stockholders of record on June 30, 2026.
7.    Dispositions
During the first quarter of 2026, we sold The St. Regis Houston for $51 million, and we sold the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole to BDT & MSD Partners for $1.1 billion. We recorded an aggregate gain on sale of $242 million in connection with the sale of these three hotels, which is included in other gains on the unaudited condensed consolidated statements of operations.
As of March 31, 2026, the Sheraton Parsippany Hotel was classified as held for sale, as it is under contract, subject to customary closing conditions, and we consider it probable that we will consummate such sale during the year; however, there can be no assurances that we will complete the transaction.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	March 31, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$114	$113	$114	$113
Financial liabilities
Senior notes (Level 1)	3,988	3,932	3,986	4,001
Credit facility (Level 2)	997	1,000	996	1,000
Mortgage debt (Level 2)	94	93	95	93
9.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting and our other real estate investment activities (primarily our condominium sales, equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consist of hotels in two countries as of March 31, 2026. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues		Property and Equipment, net
	Quarter ended March 31,		March 31, 2026	December 31, 2025
	2026	2025
United States	$1,623	$1,576	$9,637	$10,575
Brazil	8	7	31	30
Canada	14	11	30	31
Total	$1,645	$1,594	$9,698	$10,636
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

	Quarter ended March 31, 2026		Quarter ended March 31, 2025
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$943	$943	$938	$938
Food and beverage	517	517	503	503
Other	159	159	153	153
Condominium sales	26	26	—	—
Total revenues	1,645	1,645	1,594	1,594
Expenses
Rooms	224	224	225	225
Food and beverage	327	327	323	323
Other departmental and support expenses	373	373	364	364
Management fees	67	67	69	69
Other property-level expenses	103	103	111	111
Cost of goods sold	21	21	—	—
Other segment items (1)	(7)	(7)	(10)	(10)
Segment EBITDA	537	537	512	512
Adjustments and reconciling items:
Depreciation and amortization		(190)		(196)
Corporate and other expenses		(28)		(31)
Interest income		12		8
Interest expense		(59)		(57)
Other gains		242		4
Equity in earnings of affiliates		4		10
Benefit (provision) for income taxes		(17)		1
Consolidated Net Income		$501		$251

Capital Expenditures	$122	$122	$146	$146
_____________
(1)Other segment items consist of gain on business interruption proceeds for the first quarters of 2026 and 2025. This amount, combined with net gain on property insurance settlements (if any), make up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	March 31, 2026	December 31, 2025
Common OP units outstanding (millions)	9.4	9.4
Market price per Host Inc. common share	$19.16	$17.73
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$184	$171
Historical cost (millions)	97	93
Book value (millions) ⁽¹⁾	184	171
___________
(1)The book value recorded is equal to the greater of redemption value or historical cost.
Other Consolidated Partnerships. Non-redeemable non-controlling interests - other consolidated partnerships on the balance sheets consists of the third-party partnership interest of one majority-owned partnership.
11.    Contingencies
While many of our hotels in Florida were affected by Hurricanes Helene and Milton, which made landfall in September and October 2024, respectively, the most significant damage sustained during the storms occurred at The Don CeSar, which reopened to guests on March 26, 2025, and all amenities reopened by the third quarter of 2025.
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $64 million, for which we have recorded a corresponding insurance receivable of $64 million. As of March 31, 2026, we have received $81 million of insurance proceeds related to these claims, of which $50 million reduced our receivable to $14 million. The remaining $31 million of these proceeds were recognized as a gain on business interruption, including $7 million recognized during the first quarter of 2026, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles.
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
Based on our analysis of legal proceedings with which we and our hotels' managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of March 31, 2026 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:
•the effect on lodging demand of (i) changes in national and local economic and business conditions, including concerns about U.S. economic growth, unemployment rates, and the potential for an economic recession in the United States or globally, or as a result of economic uncertainty due to trade disputes, tariffs and other protection measures, the recent high level of inflation, elevated interest rates, global economic prospects, consumer confidence and the value of the U.S. dollar, and (ii) factors that may shape public perception of travel to a particular location, including natural disasters, such as the Maui wildfires in 2023 and Southern California wildfires in 2025, extreme weather events, such as Hurricane Ian in 2022 and Hurricanes Helene and Milton in 2024, or extreme precipitation, such as the March 2026 Hawaii Kona Low rainstorm, and pandemics and other public health crises, such as the COVID-19 pandemic, or the occurrence or potential occurrence of terrorist attacks, all of which will affect occupancy rates at our hotels and the demand for hotel products and services;
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
•the impact of future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of U.S. government shutdowns, such as the recent shutdown of the Department of Homeland Security, the furlough of federal employees, and potential future disruption resulting from the failure of the U.S. Congress to enact appropriations bills or raise the federal debt ceiling, all of which could reduce the availability of government services and result in the suspension or delay of activities by key agencies that oversee air travel; the occurrence of any of these events may impact government related travel and leisure travel generally due to air traffic delays and the closures of parks or other tourism destinations, resulting in a decrease in demand at our hotels and which could also materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
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
We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events, or otherwise. Achievement of future results is subject to risks, uncertainties and potentially inaccurate assumptions, including those risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 and in other filings with the Securities and Exchange Commission (“SEC”). We caution you not to place undue reliance on these forward-looking statements, which reflect our analysis only and speak as of the date of this report. Although we believe that the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that we will attain these expectations or that any deviations will not be material.
Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended March 31,
	2026	2025		Change
Total revenues	$1,645	$1,594		3.2%
Net income	501	251		99.6%
Operating profit	319	285		11.9%
Operating profit margin under GAAP	19.4%	17.9%	150	bps
EBITDAre⁽¹⁾	$537	$508		5.7%
Adjusted EBITDAre⁽¹⁾	543	514		5.6%
Diluted earnings per common share	0.72	0.35		105.7%
NAREIT FFO per diluted share⁽¹⁾	0.66	0.63		4.8%
Adjusted FFO per diluted share⁽¹⁾	0.67	0.64		4.7%

Comparable Hotel Data:
	Quarter ended March 31,
	2026	2025	Change
Comparable hotel revenues⁽¹⁾	$1,544	$1,474	4.7%
Comparable hotel EBITDA⁽¹⁾	505	472	7.0%
Comparable hotel EBITDA margin⁽¹⁾	32.7%	32.0%	70	bps
Comparable hotel Total RevPAR⁽¹⁾	$418.20	$399.66	4.6%
Comparable hotel RevPAR⁽¹⁾	244.11	233.77	4.4%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 74 comparable hotels as of March 31, 2026 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $51 million, or 3.2%, as compared to the first quarter of 2025, primarily due to improvements in room revenues driven by strong leisure transient demand, coupled with increased out-of-room spend driving food and beverage and other revenues. In addition, $26 million of revenues were recognized during the first quarter of 2026 from the sale of four condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Results for the first quarter of 2026 also benefitted from a full quarter of operations following the reopening of The Don CeSar in March 2025. These increases were partially offset by the 2025 and 2026 dispositions of The Westin Cincinnati, Washington Marriott at Metro Center, St. Regis Houston, and the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole. Comparable hotel RevPAR increased 4.4% for the quarter, primarily due to an increase in average room rates of 3.9%, and a slight increase in occupancy compared to the first quarter of 2025, reflecting strength in both transient and group business.
Comparable hotel Total RevPAR increased 4.6% for the first quarter, compared to 2025, primarily due to the rate increases and improvements in food and beverage revenues driven by strength in transient business and group contribution, as well as strong ancillary revenues. The growth was led by our San Francisco/San Jose market with an increase of 21.4%, driven by both rate and occupancy growth and benefitting from the Super Bowl. All of our Florida markets also delivered strong performances, particularly the Jacksonville and Miami markets with increases of 19.5% and 16.1%, respectively, in the first quarter. These strong performances were partially offset by comparable hotel Total RevPAR declines in our New Orleans and Washington, D.C. markets of 21.3% and 11.2%, respectively, both of which faced difficult comparisons due to special events hosted during the first quarter of 2025 and due to renovation disruption. Additionally, comparable hotel Total RevPAR in our Maui market increased just 1.6% and in our Oahu market declined 8.6%, both affected by the Kona Low rainstorm in March 2026.
Operating profit
For the first quarter of 2026, operating profit margin under GAAP improved 150 basis points to 19.4%, primarily due to improvements in operations. Our comparable hotel EBITDA margin was 32.7%, an increase of 70 basis points compared to the same period in 2025, as improvements in average rates were able to offset an increase in wages expense.
Net income, Adjusted EBITDAre, Diluted Earnings per Common Share, and Adjusted FFO per share
Net income increased $250 million, or 99.6%, for the quarter, primarily due to gains on the sale of assets, combined with the improvements in operations. These changes led to an increase in diluted earnings per share of $0.37, or 105.7%, for the quarter. Adjusted EBITDAre, which excludes gain on sale of assets, among other items, increased $29 million to $543 million, reflecting improvements in revenues from operations and the condominium sales, partially offset by an increase in wages and benefits. Adjusted FFO per diluted share increased $0.03 to $0.67 for the first quarter, reflecting the improvement in Adjusted EBITDAre and the impact of share repurchases in 2025 and 2026, partially offset by an increase in interest expense and income taxes, which are included in Adjusted FFO per diluted share but not Adjusted EBITDAre.
Outlook
During the first quarter of 2026, strong leisure transient demand led to year-over-year comparable hotel RevPAR growth of 4.4%. Results reflect an increase in transient revenue driven by higher average rates and solid group demand. Expectations for the remainder of the year reflect a continuation of this trend in a stable operating environment, with leisure transient strength bolstered by special events, including the FIFA World Cup games, and modest improvements to short-term group booking trends. However, ongoing global conflict has introduced additional uncertainty around the macroeconomic backdrop and international travel.
From a macroeconomic perspective, economic conditions during the first quarter of 2026 remained generally supportive of economic growth. High-end consumers, which represent the majority of the customers at our hotels, continue to benefit from rising stock and asset markets as well as increasing disposable incomes, which has allowed our properties to drive revenue growth. Looking ahead, the divided nature of the economic trends is expected to persist, with discretionary spending and travel demand continuing to be concentrated among higher-income households. At the same time, the conflict in the Middle East, coupled with elevated policy uncertainty domestically and the potential for higher-for-longer interest rates present downside risks to growth. The increased uncertainty during the first quarter of 2026 has led to a decline in the full year GDP growth forecasts, with real GDP now projected to grow by approximately 2.2%. However, business investment remains notably healthy at approximately 3.7%, according to the April 2026 Blue Chip Economic Indicators.
Hotel supply growth expectations remain below the historical average, although we expect to see above-average growth in a few markets where our hotels are located. Supply chain challenges, which may be exacerbated by current tariffs and trade policies, have resulted in new development project delays across the U.S. We anticipate that the construction pipeline will remain modest until macroeconomic uncertainty moderates and interest rates decline further.

Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2026 will be between 3.0% and 4.5%. We expect year-over-year margin comparisons to moderate as the year progresses, primarily driven by lower rate growth expectations in the second half of the year.
As discussed above, the current outlook for the lodging industry remains uncertain, reflecting varying analyst assumptions surrounding the impact of trade policy, elevated inflation and interest rates, concerns regarding U.S. economic growth, the current travel imbalance due to the decrease in inbound travel to the United States and ongoing geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, deteriorating macroeconomic conditions.
Strategic Initiatives
Dispositions. During the first quarter, we sold the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole for a sales price of $1.1 billion. The proceeds are net of $23 million for the buyer's acquisition of the FF&E reserves. We also sold The St. Regis Houston during the first quarter for $51 million.
Capital Projects. Through the first quarter of 2026, we spent approximately $51 million on return on investment ("ROI") capital projects, including the transformation programs discussed below, and $71 million on renewal and replacement projects. We previously completed our restoration efforts at The Don CeSar following Hurricanes Helene and Milton, and as of March 31, 2026, we have received total insurance proceeds of $81 million related to our claims, of which $31 million has been recognized as business interruption proceeds, including $7 million in the first quarter of 2026.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027, for a total investment of approximately $550 million to $600 million. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Approximately 83% of the total estimated costs of the program have been spent as of March 31, 2026. During the first quarter of 2026, we completed the transformational renovation at the Hyatt Regency Reston.
We also reached an agreement with Marriott International in 2025 to complete a second transformational capital program at four properties over a four-year period. These portfolio investments are designed to better position the assets to compete in their respective markets and enhance long-term performance. We expect to spend between $300 million and $350 million through 2029. In exchange, Marriott has provided enhanced owner priority returns on the agreed upon investments and operating profit guarantees of approximately $18 million, which is net of reductions for incentive management fees, to offset expected business disruption.
For full year 2026, we expect total capital expenditures of $545 million to $655 million, consisting of ROI projects of approximately $250 million to $300 million and renewal and replacement expenditures of $275 million to $325 million. The full year ROI project spend includes approximately $175 million to $210 million for the Marriott and Hyatt transformational capital programs discussed above. Additionally, we have added estimated spend of $20 million to $30 million for restoration work at our Hawaii properties following the Kona Low rainstorm in March. Remediation efforts are substantially complete, and the hotels remained operational with isolated instances of water damage. We are still evaluating the complete property and business interruption impacts of the storm, but currently estimate the total property costs to be approximately $25 million to $35 million, which includes remediation costs of up to $5 million. We expect our insurance coverage to substantially cover the property damage in excess of our insurance deductible.
Construction continued in the first quarter on the development of 40 condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. Construction of the mid-rise building was completed in 2025, and the villas are expected to be completed by June of 2026. During the first quarter of 2026, we spent $8 million in development costs for this project and expect full year 2026 development costs for this project to be approximately $15 million. We recognized $26 million of revenues from the sale of four condominium units during the first quarter of 2026.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended March 31,
	2026	2025	Change
Total revenues	$1,645	$1,594	3.2%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,284	1,288	(0.3)%
Cost of goods sold (2)	21	—	N/M
Corporate and other expenses	28	31	(9.7)%
Net gain on insurance settlements	7	10	(30.0)%
Operating profit	319	285	11.9%
Interest expense	59	57	3.5%
Other gains	242	4	5950.0%
Benefit (provision) for income taxes	(17)	1	(1800.0)%

Host Inc.:
Net income attributable to non-controlling interests	7	3	133.3%
Net income attributable to Host Inc.	494	248	99.2%

Host L.P.:
Net income attributable to non-controlling interests	—	—	N/M
Net income attributable to Host L.P.	501	251	99.6%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less cost of goods sold, corporate and other expenses and net gain on insurance settlements.
(2)Amounts represent the costs related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
N/M = Not meaningful.
Statements of Operations Results and Trends
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2026	2025	Change
Revenues:
Rooms	$943	$938	0.5%
Food and beverage	517	503	2.8%
Other	159	153	3.9%
Condominium sales	26	—	N/M
Total revenues	$1,645	$1,594	3.2%
N/M = Not meaningful.
Total revenues for the first quarter increased 3.2% compared to the first quarter of 2025, primarily due to an increase in room rates driven by strong leisure transient demand and continued strength in out-of-room spend driving food and beverage and other revenues, as well as the reopening of The Don CeSar in March 2025. Total revenues also benefited from $26 million of condominium sales recognized in the first quarter of 2026 from the sale of four condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. These increases more than offset the reduction in revenues due to our 2025 and first quarter 2026 dispositions.
Rooms. Total rooms revenues increased $5 million, or 0.5%, for the first quarter compared to 2025, reflecting an increase at our comparable hotels and contribution from the reopening of The Don CeSar in March 2025, partially offset by a reduction in rooms revenues due to our 2025 and first quarter 2026 dispositions. Rooms revenues at our comparable hotels increased $39 million, or 4.5%, for the quarter primarily due to an increase in average room rate of 3.9% driven by leisure transient demand, particularly at our resorts, and an increase in group business, benefitting from event-related demand.
Food and beverage. Total food and beverage ("F&B") revenues increased $14 million, or 2.8%, for the first quarter compared to 2025, reflecting an increase in F&B revenues at our comparable hotels and contribution from the reopening of the Don CeSar, partially offset by a reduction in F&B revenues due to our 2025 and first quarter 2026 dispositions. F&B revenues at our comparable hotels increased $23 million, or 4.9%, which was driven by growth in outlet revenues from completion of ROI projects at several restaurant locations and growth in banquet and audio-visual revenues from strong group contribution.
Other revenues. Total other revenues increased $6 million, or 3.9%, for the first quarter compared to 2025, reflecting an increase at our comparable hotels and incremental revenues following the reopening of The Don CeSar, partially offset by the reduction in other revenues due to our 2025 and first quarter 2026 dispositions. Other revenues at our comparable hotels increased $8 million, or 5.7%, primarily due to an increase in golf, spa and other ancillary revenues.
Condominium sales. We recognized $26 million of revenues in the first quarter of 2026 from the sale of four condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended March 31,
	2026	2025	Change
Expenses:
Rooms	$224	$225	(0.4%)
Food and beverage	327	323	1.2%
Other departmental and support expenses	373	364	2.5%
Management fees	67	69	(2.9)%
Other property-level expenses	103	111	(7.2)%
Depreciation and amortization	190	196	(3.1)%
Total property-level operating expenses	$1,284	$1,288	(0.3)%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. For the first quarter of 2026, these expenses generally increased approximately 4.5% across our portfolio compared to 2025, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2026.

Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
Rooms. Rooms expenses decreased $1 million, or 0.4%, for the quarter, reflecting a reduction in rooms expense resulting from our 2025 and first quarter 2026 dispositions, partially offset by an increase at our comparable hotels. Our comparable hotels rooms expenses increased $6 million, or 2.9%, for the quarter driven by an overall increase in wage rates.
Food and beverage. F&B expenses increased $4 million, or 1.2%, for the quarter, reflecting an increase in F&B expenses for our comparable hotels of $11 million, or 3.7%, and incremental expenses following the reopening of The Don CeSar in March 2025, partially offset by a reduction in F&B expenses due to our 2025 and first quarter 2026 dispositions. Expenses at our comparable hotels increased, reflecting increased F&B revenues, though overall, F&B costs as a percentage of revenues declined approximately 1% year over year as a result of productivity improvements.
Other departmental and support expenses. Other departmental and support expenses increased $9 million, or 2.5%, for the quarter, reflecting an increase at our comparable hotels partially offset by the reduction in expenses due to our 2025 and first quarter 2026 dispositions. The increase at our comparable hotels of $20 million, or 5.9%, was primarily due to higher wage expense.
Management fees. Total management fees decreased $2 million, or 2.9%, for the quarter. Base management fees, which generally are calculated as a percentage of total revenues, were flat for the quarter as a slight increase at our comparable hotels was offset by the reduction in fees due to our 2025 and first quarter 2026 dispositions. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, decreased $2 million, or 8.0%, for the quarter, due to the reduction in fees due to our 2025 and first quarter 2026 dispositions, while incentive management fees increased $1 million, or 3.3%, at our comparable hotels.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $8 million, or 7.2%, for the quarter, primarily due to a reduction in expenses due to our 2025 and first quarter 2026 dispositions and a $2 million decrease at our comparable hotels. Other property-level expenses were partially offset by the receipt of operating profit guarantees under the transformational capital programs in both 2026 and 2025.
Other Income and Expense
Cost of goods sold. Cost of goods sold totaled $21 million for the quarter ended March 31, 2026, which related to the sale of four condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort. Cost of goods sold for these condominiums consists primarily of capitalized construction and development costs, which are recognized upon the sale of individual units.
Corporate and other expenses. The following table details our corporate and other expenses for the quarters (in millions):

	Quarter ended March 31,
	2026	2025
General and administrative costs	$22	$25
Non-cash stock-based compensation expense	6	6
Total	$28	$31

Net gain on insurance settlements. During the first quarter of 2026 and 2025, we recorded a gain on insurance settlements of $7 million and $10 million, respectively, for business interruption proceeds received related to Hurricanes Helene and Milton.
Interest expense. The following table details our interest expense for the quarters (in millions):

	Quarter ended March 31,
	2026	2025
Cash interest expense ⁽¹⁾	$56	$54
Non-cash interest expense	3	3
Total interest expense	$59	$57
_________
(1)Including the change in accrued interest, total cash interest paid was $41 million and $56 million for the quarters ended March 31, 2026 and 2025, respectively.
Other gains. Other gains totaled $242 million for first quarter of 2026, reflecting the sales of The St. Regis Houston, the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole.
Benefit (provision) for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the first quarter of 2026, we recorded a net income tax provision of $17 million, primarily due to the profitability of hotel operations retained by the TRS.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarter ended March 31, 2026 and 2025 on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of March 31, 2026		Quarter ended March 31, 2026				Quarter ended March 31, 2025
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$723.32	87.2%	$630.77	$1,069.78	$652.77	84.1%	$548.88	$921.13	14.9%	16.1%
Florida Gulf Coast	4	1,529	693.90	79.2%	549.46	1,158.45	637.22	81.6%	519.77	1,103.93	5.7%	4.9%
Maui	3	1,580	668.13	78.0%	520.91	800.88	683.78	75.0%	513.04	788.61	1.5%	1.6%
Phoenix	3	1,565	528.97	83.2%	439.93	922.54	500.68	81.3%	407.28	890.19	8.0%	3.6%
Jacksonville	1	446	565.94	73.3%	414.58	989.96	524.64	68.0%	356.95	828.70	16.1%	19.5%
Oahu	2	876	495.26	76.7%	379.96	571.86	483.66	83.8%	405.20	625.53	(6.2%)	(8.6%)
New York	3	2,720	343.81	80.5%	276.66	418.04	327.97	79.0%	258.99	382.34	6.8%	9.3%
Nashville	2	721	339.15	76.7%	260.04	445.92	324.92	80.4%	261.13	451.22	(0.4%)	(1.2%)
Los Angeles/Orange County	3	1,067	314.80	78.6%	247.31	364.97	311.12	79.2%	246.38	368.36	0.4%	(0.9%)
San Francisco/San Jose	6	4,162	344.91	69.6%	239.89	346.89	300.24	63.6%	191.05	285.73	25.6%	21.4%
San Diego	3	3,294	312.85	75.1%	234.98	463.12	301.96	72.7%	219.60	433.52	7.0%	6.8%
Orlando	1	2,004	268.46	76.2%	204.64	508.55	260.42	74.9%	195.13	488.25	4.9%	4.2%
Washington, D.C. (CBD)	4	2,788	304.15	62.9%	191.30	291.68	333.42	67.2%	223.90	328.62	(14.6%)	(11.2%)
Northern Virginia	2	916	268.57	69.2%	185.73	287.38	271.39	65.4%	177.61	289.32	4.6%	(0.7%)
Austin	2	769	271.16	67.6%	183.24	330.58	267.21	67.4%	180.05	324.90	1.8%	1.7%
Houston	4	1,710	229.11	74.7%	171.25	235.94	220.34	74.3%	163.72	233.72	4.6%	0.9%
Philadelphia	2	810	224.32	75.3%	168.99	256.23	217.69	76.8%	167.08	260.44	1.1%	(1.6%)
San Antonio	2	1,512	241.61	65.1%	157.18	266.06	229.79	66.3%	152.40	252.38	3.1%	5.4%
Atlanta	2	810	222.75	68.3%	152.14	272.12	222.74	67.3%	149.83	256.93	1.5%	5.9%
Boston	2	1,496	241.81	59.4%	143.75	224.63	235.02	64.9%	152.52	223.00	(5.8%)	0.7%
New Orleans	1	1,333	204.42	64.0%	130.89	218.92	256.20	71.4%	182.91	278.00	(28.4%)	(21.3%)
Seattle	2	1,315	210.15	55.3%	116.32	165.55	212.06	54.7%	116.05	159.55	0.2%	3.8%
Denver	3	1,342	188.23	55.4%	104.22	166.69	183.68	55.6%	102.11	159.71	2.1%	4.4%
Chicago	3	1,562	182.02	51.8%	94.38	145.04	186.39	53.0%	98.78	147.67	(4.5%)	(1.8%)
Other	7	2,110	307.33	66.7%	205.02	299.70	303.72	64.4%	195.71	291.28	4.8%	2.9%
Domestic	69	39,475	352.13	70.7%	248.82	427.75	339.59	70.3%	238.66	409.58	4.3%	4.4%

International	5	1,499	197.46	60.8%	120.02	165.34	172.01	61.0%	104.88	136.91	14.4%	20.8%
All Locations	74	40,974	$347.24	70.3%	$244.11	$418.20	$334.24	69.9%	$233.77	$399.66	4.4%	4.6%

Results by Location - actual, based on ownership period(1)

	As of March 31,
	2026	2025	Quarter ended March 31, 2026				Quarter ended March 31, 2025
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$723.32	87.2%	$630.77	$1,069.78	$652.77	84.1%	$548.88	$921.13	14.9%	16.1%
Florida Gulf Coast	5	5	659.61	78.7%	519.00	1,084.79	626.09	69.5%	434.83	913.78	19.4%	18.7%
Maui	3	3	668.13	78.0%	520.91	800.88	683.78	75.0%	513.04	788.61	1.5%	1.6%
Phoenix	3	3	528.97	83.2%	439.93	922.54	500.68	81.3%	407.28	890.19	8.0%	3.6%
Jacksonville	1	1	565.94	73.3%	414.58	989.96	524.64	68.0%	356.95	828.70	16.1%	19.5%
Oahu	2	2	495.26	76.7%	379.96	571.86	483.66	83.8%	405.20	625.53	(6.2%)	(8.6%)
New York	3	3	343.81	80.5%	276.66	418.04	327.97	79.0%	258.99	382.34	6.8%	9.3%
Nashville	2	2	339.15	76.7%	260.04	445.92	324.92	80.4%	261.13	451.22	(0.4%)	(1.2%)
Los Angeles/Orange County	3	3	314.80	78.6%	247.31	364.97	311.12	79.2%	246.38	368.36	0.4%	(0.9%)
San Francisco/San Jose	6	6	344.91	69.6%	239.89	346.89	300.24	63.6%	191.05	285.73	25.6%	21.4%
San Diego	3	3	312.85	75.1%	234.98	463.12	301.96	72.7%	219.60	433.52	7.0%	6.8%
Orlando	1	2	355.01	74.5%	264.55	596.12	435.81	73.3%	319.65	660.15	(17.2%)	(9.7%)
Washington, D.C. (CBD)	4	5	304.15	62.9%	191.30	291.68	328.11	68.0%	223.24	322.78	(14.3%)	(9.6%)
Northern Virginia	2	2	268.57	69.2%	185.73	287.38	271.39	65.4%	177.61	289.32	4.6%	(0.7%)
Austin	2	2	271.16	67.6%	183.24	330.58	267.21	67.4%	180.05	324.90	1.8%	1.7%
Houston	4	5	229.31	74.3%	170.36	234.91	232.08	71.7%	166.43	238.70	2.4%	(1.6%)
Philadelphia	2	2	224.32	75.3%	168.99	256.23	217.69	76.8%	167.08	260.44	1.1%	(1.6%)
San Antonio	2	2	241.61	65.1%	157.18	266.06	229.79	66.3%	152.40	252.38	3.1%	5.4%
Atlanta	2	2	222.75	68.3%	152.14	272.12	222.74	67.3%	149.83	256.93	1.5%	5.9%
Boston	2	2	241.81	59.4%	143.75	224.63	235.02	64.9%	152.52	223.00	(5.8%)	0.7%
New Orleans	1	1	204.42	64.0%	130.89	218.92	256.20	71.4%	182.91	278.00	(28.4%)	(21.3%)
Seattle	2	2	210.15	55.3%	116.32	165.55	212.06	54.7%	116.05	159.55	0.2%	3.8%
Denver	3	3	188.23	55.4%	104.22	166.69	183.68	55.6%	102.11	159.71	2.1%	4.4%
Chicago	3	3	182.02	51.8%	94.38	145.04	186.39	53.0%	98.78	147.67	(4.5%)	(1.8%)
Other	8	10	357.25	63.4%	226.37	345.16	371.12	60.7%	225.44	350.98	0.4%	(1.7%)
Domestic	71	76	360.68	70.4%	253.83	437.23	352.99	69.3%	244.68	417.24	3.7%	4.8%

International	5	5	197.46	60.8%	120.02	165.34	172.01	61.0%	104.88	136.91	14.4%	20.8%
All Locations	76	81	$355.63	70.0%	$249.07	$427.58	$347.48	69.0%	$239.86	$407.62	3.8%	4.9%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 34%, and 5%, respectively, of our full year 2025 room sales. The information below is derived from business mix results from the 74 comparable hotels owned as of March 31, 2026. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10‑K.
For the first quarter, transient revenue increased by 5.5%, reflecting growth in average room rates driven by leisure demand, particularly at our resorts. In addition, group revenue increased by 2.4% compared to 2025, due to a combination of rate growth of 1.7% and a 0.7% increase in room nights, driven by the Super Bowl and other city-wide events.

The following are the results of our transient, group and contract business:

	Quarter ended March 31, 2026
	Transient business	Group business	Contract business
Room nights (in thousands)	1,286	1,106	204
Percent change in room nights vs. same period in 2025	(0.6%)	0.7%	8.0%
Rooms revenues (in millions)	$498	$356	$47
Percent change in revenues vs. same period in 2025	5.5%	2.4%	10.4%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowing under our credit facility and debt and equity issuances. Our next significant debt maturity is in January 2027, which is for one of the two $500 million term loans under our credit facility. The maturing term loan has a one-year extension option, subject to certain conditions.
As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, including capital gains. Following the February 2026 sale of the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole for a sale price of $1.1 billion, Host Inc.'s Board of Directors approved a $0.72 special dividend in the second quarter, to be paid on July 15, 2026, representing the distribution of the approximately $500 million taxable gain resulting from the sale. With a portion of the remaining proceeds, we repurchased $75 million of Host Inc. common stock through the first quarter of 2026. We will continue to weigh potential cash uses for the remaining proceeds, which may include, subject to market conditions, acquisitions, other investments in our portfolio, additional common stock repurchases or increased dividends, which dividends could be in excess of taxable income. Any additional special dividend will be subject to approval by Host Inc.’s Board of Directors.
Capital Resources. As of March 31, 2026, we had $1,703 million of cash and cash equivalents, $151 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. The payment of the first and second quarter regular dividend and the special dividend discussed above will reduce the cash balance by approximately $767 million. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. During the first quarter of 2026, we repurchased 4.0 million shares of Host Inc. common stock at an average price of $18.97 per share, exclusive of commissions, through our common share repurchase program for a total of $75 million. At March 31, 2026, we had $405 million available for repurchases under our program.
In addition, on May 31, 2023, we entered into a distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the first quarter of 2026. As of March 31, 2026, there was $600 million of remaining capacity under the agreement and the agreement expires pursuant to its terms on May 31, 2026.
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
Sources and Uses of Cash. Our sources of cash generally include cash from operations, proceeds from debt and equity issuances, and proceeds from hotel sales. Uses of cash include acquisitions, capital expenditures, operating costs, investments in our joint ventures, debt repayments, and repurchases of shares and distributions to equity holders.

Cash Provided by Operating Activities. In the first quarter of 2026, net cash provided by operating activities was $342 million compared to $305 million for the first quarter of 2025. The increase was attributable to improved operating performance at our properties and sales of condominium units.
Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $914 million for the first quarter of 2026 compared to cash used in investing activities of $83 million for the first quarter of 2025. Cash used in investing activities in the first quarter of 2026 and 2025 included $122 million and $146 million of capital expenditures, respectively, as well as investments in our joint ventures. Cash provided by investing activities in 2026 included proceeds from the sale of three hotels.
The following table summarizes significant dispositions that have been completed through May 6, 2026 (in millions):

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions/Return of Investments in Affiliates
February	2026	Disposition of Four Seasons Resort and Residences Jackson Hole & Four Seasons Resort Orlando at Walt Disney World® Resort⁽²⁾	$1,035	$1,100
January	2026	Disposition of The St. Regis Houston	$51	$51
		Total dispositions	$1,086	$1,151
___________
(1)Proceeds are net of transfer taxes, other sales costs, and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)The net proceeds of $1,035 million related to the sale of the two Four Seasons properties is estimated, as proration amounts have not been finalized. The unaudited condensed consolidated statements of cash flows reflect $1,011 million of the estimated net proceeds received in the first quarter of 2026.
Cash Used in Financing Activities. In the first quarter of 2026, net cash used in financing activities was $337 million compared to $327 million for the first quarter of 2025. Cash used in financing activities in both 2026 and 2025 primarily related to the payment of common stock dividends and common stock repurchases.
The following table summarizes significant equity transactions that have been completed through May 6, 2026 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - April	2026	Dividend payment⁽¹⁾⁽²⁾	$(377)
January - March	2026	Repurchase of 4.0 million shares of Host Inc. common stock	(75)
		Cash payments on equity transactions	$(452)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $383 million to its common OP unit holders.
(2)Includes the fourth quarter 2025 dividend that was paid in January 2026.
Debt
As of March 31, 2026, our total debt was $5.1 billion, with a weighted average interest rate of 4.8% and a weighted average maturity of 4.9 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
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
At March 31, 2026, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.1x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.5x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.1x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of March 31, 2026:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	451%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.0x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2025.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of March 31, 2026, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On February 18, 2026, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on April 15, 2026 to stockholders of record on March 31, 2026. On May 6, 2026, the Board of Directors authorized a second quarter cash dividend of $0.92 per share on its common stock, consisting of a regular quarterly dividend of $0.20 per share and a special dividend of $0.72 per share. The dividend will be paid on July 15, 2026 to stockholders of record on June 30, 2026. All future dividends are subject to Board approval.

Critical Accounting Estimates
Our unaudited condensed consolidated financial statements have been prepared in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of our financial statements and the reported amounts of revenues and expenses during the reporting period. While we do not believe that the reported amounts would be materially different, application of these policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. We evaluate our estimates and judgments on an ongoing basis. We base our estimates on experience and on various other assumptions that we believe are reasonable under the circumstances. All of our significant accounting policies, including certain critical accounting policies, are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Of the 76 hotels that we owned as of March 31, 2026, 74 have been classified as comparable hotels. The operating results of the following properties that we owned, and that were not classified as held-for-sale, as of March 31, 2026 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024, reopened in March 2025); and
•Operations related to the development and sale of condominium units on a development parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
At March 31, 2026, the Sheraton Parsippany Hotel was classified as held-for-sale. Therefore, the results of this hotel are also excluded from comparable hotel operating statistics and results.
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
Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provide useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.
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
•Non-Cash Stock-Based Compensation – We exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add-back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted EBITDAre for the majority of other lodging REIT filers.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended March 31,
	2026	2025
Net income⁽¹⁾	$501	$251
Interest expense	59	57
Depreciation and amortization	190	196
Income taxes	17	(1)
EBITDA⁽¹⁾	767	503
Gain on dispositions⁽²⁾	(242)	—
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(10)
Pro rata EBITDAre of equity investments⁽³⁾	16	15
EBITDAre⁽¹⁾	537	508
Adjustments to EBITDAre:
Non-cash stock-based compensation expense	6	6
Adjusted EBITDAre⁽¹⁾	$543	$514
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the quarter ended March 31, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Reflects the sale of three hotels in the first quarter of 2026.
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
•Non-Cash Stock-Based Compensation – We exclude the expense recorded for non-cash stock-based compensation, as it represents a non-cash transaction and the add back is consistent with the calculation of Adjusted EBITDA for our financial covenant ratios under our credit facility and senior notes indentures and consistent with the presentation of Adjusted FFO per diluted share for the majority of other lodging REIT filers.
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
(in millions, except per share amount)

	Quarter ended March 31,
	2026	2025
Net income⁽¹⁾	$501	$251
Less: Net income attributable to non-controlling interests	(7)	(3)
Net income attributable to Host Inc.	494	248
Adjustments:
Gain on dispositions⁽²⁾	(242)	—
Tax on dispositions	5	—
Depreciation and amortization	189	195
Equity investment adjustments:
Equity in earnings of affiliates	(4)	(10)
Pro rata FFO of equity investments⁽³⁾	11	10
Consolidated partnership adjustments:
FFO adjustment for non-controlling interests of Host L.P.	1	(3)
NAREIT FFO⁽¹⁾	454	440
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense	6	6
Adjusted FFO⁽¹⁾	$460	$446

For calculation on a per share basis:⁽⁴⁾

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	689.3	698.3
Diluted earnings per common share	$0.72	$0.35
NAREIT FFO per diluted share	$0.66	$0.63
Adjusted FFO per diluted share	$0.67	$0.64
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended March 31,
	2026	2025
Number of hotels	74	74
Number of rooms	40,974	40,974
Change in comparable hotel Total RevPAR	4.6%	—
Change in comparable hotel RevPAR	4.4%	—
Operating profit margin⁽¹⁾	19.4%	17.9%
Comparable hotel EBITDA margin⁽¹⁾	32.7%	32.0%
Food and beverage profit margin⁽¹⁾	36.8%	35.8%
Comparable hotel food and beverage profit margin⁽¹⁾	37.2%	36.5%

Net income	$501	$251
Depreciation and amortization	190	196
Interest expense	59	57
Provision (benefit) for income taxes	17	(1)
Gain on sale of property and corporate level income/expense	(230)	9
Property transaction adjustments⁽²⁾	(11)	(34)
Non-comparable hotel results, net⁽³⁾	(17)	(6)
Condominium sales (4)	(4)	—
Comparable hotel EBITDA	$505	$472
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended March 31, 2026						Quarter ended March 31, 2025
		Adjustments						Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Condominium sales (4)	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$943	$(30)	$(12)	$—	$—	$901	$938	$(73)	$(3)	$—	$862
Food and beverage	517	(15)	(7)	—	—	495	503	(31)	—	—	472
Other	159	(7)	(4)	—	—	148	153	(13)	—	—	140
Condominium sales	26	—	—	(26)	—	—	—	—	—	—	—
Total revenues	1,645	(52)	(23)	(26)	—	1,544	1,594	(117)	(3)	—	1,474
Expenses
Room	224	(6)	(2)	—	—	216	225	(14)	(1)	—	210
Food and beverage	327	(11)	(5)	—	—	311	323	(22)	(1)	—	300
Other	543	(24)	(6)	(1)	—	512	544	(47)	(5)	—	492
Depreciation and amortization	190	—	—	—	(190)	—	196	—	—	(196)	—
Cost of goods sold	21	—	—	(21)	—	—	—	—	—	—	—
Corporate and other expenses	28	—	—	—	(28)	—	31	—	—	(31)	—
Net gain on insurance settlements	(7)	—	7	—	—	—	(10)	—	10	—	—
Total expenses	1,326	(41)	(6)	(22)	(218)	1,039	1,309	(83)	3	(227)	1,002
Operating Profit - Comparable hotel EBITDA	$319	$(11)	$(17)	$(4)	$218	$505	$285	$(34)	$(6)	$227	$472

(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of March 31, 2026, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of March 31, 2026.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds covering lost revenues while the property was considered non-comparable.
(4)Includes revenues and costs, including marketing and administrative expenses of approximately $1 million in 2026, related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of March 31, 2026 and December 31, 2025, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of March 31, 2026, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first quarter of 2026. We currently have two foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2026. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

PART II. OTHER INFORMATION
Item 1A.     Risk Factors
There have not been any material changes to the risk factors as previously disclosed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026	—	$—	—	$480
February 1, 2026 - February 28, 2026	—	—	—	480
March 1, 2026 - March 31, 2026	3,953,471	18.97	3,953,471	405
Total	3,953,471	$18.97	3,953,471	$405
___________
*    Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2026 - January 31, 2026	3,458	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
February 1, 2026 - February 28, 2026	46,458	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
March 1, 2026 - March 31, 2026	3,880,560	**	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	3,930,476			—	—
___________
*    Reflects common OP units offered for redemption by limited partners in exchange for shares of Host Inc.'s common stock.

**    Reflects (i) 3,870,283 common OP units repurchased to fund the repurchase by Host Inc. of 3,953,471 shares of common stock as part of its publicly announced share repurchase program, and (ii) 10,277 common OP units redeemed by holders in exchange for shares of Host Inc.'s common stock.
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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Quarter ended March 31, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

May 8, 2026	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

May 8, 2026	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.