Form 10-Q
period 2026-06-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2026-08-07
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2026
OR
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
As of August 5, 2026, there were 685,124,399 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2026 and December 31, 2025
(in millions, except share and per share amounts)

	June 30, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,639	$10,636
Right-of-use assets	560	560
Assets held for sale	—	34
Due from managers	110	39
Advances to and investments in affiliates	299	259
Furniture, fixtures and equipment replacement fund	156	167
Notes receivable	114	114
Other	422	472
Cash and cash equivalents	1,953	768
Total assets	$13,253	$13,049

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,990	$3,986
Credit facility, including the term loans of $999	998	996
Mortgage and other debt	94	95
Total debt	5,082	5,077
Lease liabilities	563	563
Accounts payable and accrued expenses	736	355
Due to managers	9	76
Other	245	246
Total liabilities	6,635	6,317

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	226	171

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 685.0 million shares and 687.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,159	7,289
Accumulated other comprehensive loss	(66)	(68)
Deficit	(712)	(670)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,388	6,558
Non-redeemable non-controlling interests—other consolidated partnerships	4	3
Total equity	6,392	6,561
Total liabilities, non-controlling interests and equity	$13,253	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions, except per share amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
REVENUES
Rooms	$954	$949	$1,897	$1,887
Food and beverage	484	478	1,001	981
Other	149	159	308	312
Condominium sales	53	—	79	—
Total revenues	1,640	1,586	3,285	3,180
EXPENSES
Rooms	231	233	455	458
Food and beverage	311	313	638	636
Other departmental and support expenses	371	375	744	739
Management fees	74	70	141	139
Other property-level expenses	94	107	197	218
Depreciation and amortization	193	195	383	391
Cost of goods sold	44	—	65	—
Corporate and other expenses	29	25	57	56
Net gain on insurance settlements	—	(9)	(7)	(19)
Total operating costs and expenses	1,347	1,309	2,673	2,618
OPERATING PROFIT	293	277	612	562
Interest income	18	7	30	15
Interest expense	(58)	(58)	(117)	(115)
Other gains (losses)	(1)	22	241	26
Equity in earnings of affiliates	7	4	11	14
INCOME BEFORE INCOME TAXES	259	252	777	502
Provision for income taxes	(18)	(27)	(35)	(26)
NET INCOME	241	225	742	476
Less: Net income attributable to non-controlling interests	(4)	(4)	(11)	(7)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$237	$221	$731	$469
Basic earnings per common share	$0.35	$0.32	$1.07	$0.68
Diluted earnings per common share	$0.35	$0.32	$1.06	$0.67

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
NET INCOME	$241	$225	$742	$476
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	5	1	9
Change in fair value of derivative instruments	—	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1)	5	2	9
COMPREHENSIVE INCOME	240	230	744	485
Less: Comprehensive income attributable to non-controlling interests	(4)	(4)	(11)	(7)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$236	$226	$733	$478

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions)

	Year-to-date ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$742	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	391
Amortization of finance costs, discounts and premiums, net	6	6
Non-cash stock-based compensation expense	12	11
Other gains	(241)	(26)
Equity in earnings of affiliates	(11)	(14)
Change in due from/to managers	(102)	(58)
Distributions from investments in affiliates	11	9
Property insurance proceeds - remediation costs	2	—
Payments for inventory costs	(16)	(43)
Decrease in inventory for units sold	58	—
Changes in other assets	36	31
Changes in other liabilities	(35)	(34)
Net cash provided by operating activities	845	749

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,073	63
Proceeds from loan receivable	—	79
Return of investments in affiliates	18	3
Advances to and investments in affiliates	(42)	(55)
Capital expenditures:
Renewals and replacements	(140)	(189)
Return on investment	(103)	(109)
Property insurance proceeds	—	10
Net cash provided by (used in) investing activities	806	(198)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	494
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Common stock repurchases	(75)	(205)
Dividends on common stock	(377)	(348)
Distributions and payments to non-controlling interests	(6)	(5)
Other financing activities	(17)	(14)
Net cash used in financing activities	(476)	(583)
Effects of exchange rate changes on cash held	(1)	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,174	(27)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,111	$771

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,953	$490
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	156	279
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,111	$771
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2026	2025
Total interest paid	$112	$119
Income taxes paid	$14	$7

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
June 30, 2026 and December 31, 2025
(in millions)

	June 30, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,639	$10,636
Right-of-use assets	560	560
Assets held for sale	—	34
Due from managers	110	39
Advances to and investments in affiliates	299	259
Furniture, fixtures and equipment replacement fund	156	167
Notes receivable	114	114
Other	422	472
Cash and cash equivalents	1,953	768
Total assets	$13,253	$13,049

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,990	$3,986
Credit facility, including the term loans of $999	998	996
Mortgage and other debt	94	95
Total debt	5,082	5,077
Lease liabilities	563	563
Accounts payable and accrued expenses	736	355
Due to managers	9	76
Other	245	246
Total liabilities	6,635	6,317

Limited partnership interests of third parties	226	171

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,453	6,625
Accumulated other comprehensive loss	(66)	(68)
Total Host Hotels & Resorts, L.P. capital	6,388	6,558
Non-controlling interests—consolidated partnerships	4	3
Total capital	6,392	6,561
Total liabilities, limited partnership interests of third parties and capital	$13,253	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions, except per unit amounts)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
REVENUES
Rooms	$954	$949	$1,897	$1,887
Food and beverage	484	478	1,001	981
Other	149	159	308	312
Condominium sales	53	—	79	—
Total revenues	1,640	1,586	3,285	3,180
EXPENSES
Rooms	231	233	455	458
Food and beverage	311	313	638	636
Other departmental and support expenses	371	375	744	739
Management fees	74	70	141	139
Other property-level expenses	94	107	197	218
Depreciation and amortization	193	195	383	391
Cost of goods sold	44	—	65	—
Corporate and other expenses	29	25	57	56
Net gain on insurance settlements	—	(9)	(7)	(19)
Total operating costs and expenses	1,347	1,309	2,673	2,618
OPERATING PROFIT	293	277	612	562
Interest income	18	7	30	15
Interest expense	(58)	(58)	(117)	(115)
Other gains (losses)	(1)	22	241	26
Equity in earnings of affiliates	7	4	11	14
INCOME BEFORE INCOME TAXES	259	252	777	502
Provision for income taxes	(18)	(27)	(35)	(26)
NET INCOME	241	225	742	476
Less: Net income attributable to non-controlling interests	(1)	—	(1)	—
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$240	$225	$741	$476
Basic earnings per common unit	$0.35	$0.33	$1.09	$0.69
Diluted earnings per common unit	$0.35	$0.33	$1.08	$0.69

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
NET INCOME	$241	$225	$742	$476
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	(1)	5	1	9
Change in fair value of derivative instruments	—	—	1	—
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX	(1)	5	2	9
COMPREHENSIVE INCOME	240	230	744	485
Less: Comprehensive income attributable to non-controlling interests	(1)	—	(1)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$239	$230	$743	$485

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended June 30, 2026 and 2025
(unaudited, in millions)

	Year-to-date ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$742	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	383	391
Amortization of finance costs, discounts and premiums, net	6	6
Non-cash stock-based compensation expense	12	11
Other gains	(241)	(26)
Equity in earnings of affiliates	(11)	(14)
Change in due from/to managers	(102)	(58)
Distributions from investments in affiliates	11	9
Property insurance proceeds - remediation costs	2	—
Payments for inventory costs	(16)	(43)
Decrease in inventory for units sold	58	—
Changes in other assets	36	31
Changes in other liabilities	(35)	(34)
Net cash provided by operating activities	845	749

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,073	63
Proceeds from loan receivable	—	79
Return of investments in affiliates	18	3
Advances to and investments in affiliates	(42)	(55)
Capital expenditures:
Renewals and replacements	(140)	(189)
Return on investment	(103)	(109)
Property insurance proceeds	—	10
Net cash provided by (used in) investing activities	806	(198)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	494
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(1)	(1)
Repurchase of common OP units	(75)	(205)
Distributions on common OP units	(383)	(353)
Other financing activities	(17)	(14)
Net cash used in financing activities	(476)	(583)
Effects of exchange rate changes on cash held	(1)	5
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	1,174	(27)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$2,111	$771

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended June 30, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,953	$490
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	156	279
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$2,111	$771
The following table presents cash paid for the following:

	Year-to-date ended June 30,
	2026	2025
Total interest paid	$112	$119
Income taxes paid	$14	$7

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of June 30, 2026, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of June 30, 2026, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

Hotels
United States	70
Brazil	3
Canada	2
Total	75
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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of June 30, 2026, the results of our operations for the quarter and year-to-date ended June 30, 2026 and 2025, and cash flows for the year-to-date ended June 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Net income	$241	$225	$742	$476
Less: Net income attributable to non-controlling interests	(4)	(4)	(11)	(7)
Net income attributable to Host Inc.	$237	$221	$731	$469

Basic weighted average shares outstanding	684.9	692.5	686.2	695.2
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.1	1.4	1.9	1.5
Diluted weighted average shares outstanding	687.0	693.9	688.1	696.7
Basic earnings per common share	$0.35	$0.32	$1.07	$0.68
Diluted earnings per common share	$0.35	$0.32	$1.06	$0.67
The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Net income	$241	$225	$742	$476
Less: Net income attributable to non-controlling interests	(1)	—	(1)	—
Net income attributable to Host L.P.	$240	$225	$741	$476

Basic weighted average units outstanding	679.9	687.0	681.2	689.7
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.0	1.4	1.9	1.5
Diluted weighted average units outstanding	681.9	688.4	683.1	691.2
Basic earnings per common unit	$0.35	$0.33	$1.09	$0.69
Diluted earnings per common unit	$0.35	$0.33	$1.08	$0.69

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
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
Location	2026	2025	2026	2025
Florida Gulf Coast	$136	$122	$319	$276
San Diego	134	134	271	263
New York	142	134	244	228
San Francisco/San Jose	106	101	236	208
Maui	115	104	229	216
Phoenix	94	92	224	216
Orlando	77	132	197	277
Miami	77	71	180	160
Washington, D.C. (Central Business District)	96	94	169	188
Oahu	55	49	101	99
Jacksonville	45	45	85	78
Boston	49	46	79	76
Los Angeles/Orange County	36	35	72	70
Chicago	49	43	69	64
Houston	32	36	68	78
San Antonio	32	31	68	65
Nashville	35	34	64	63
Northern Virginia	28	25	52	49
New Orleans	25	27	51	60
Seattle	30	32	50	51
Denver	27	28	47	47
Austin	23	14	46	37
Philadelphia	26	24	45	43
Atlanta	20	19	40	38
Other	68	85	148	183
Domestic	1,557	1,557	3,154	3,133
International	30	29	52	47
Total	$1,587	$1,586	$3,206	$3,180

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the quarter and year-to-date ended June 30, 2026, we had $53 million and $79 million, respectively, of revenues related to sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort that are excluded from the table above.
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	June 30, 2026	December 31, 2025
Land and land improvements	$2,274	$2,431
Buildings and leasehold improvements	15,064	15,745
Furniture and equipment	2,699	2,717
Construction in progress	269	271
	20,306	21,164
Less accumulated depreciation and amortization	(10,667)	(10,528)
	$9,639	$10,636
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2025	$7	$7,289	$(68)	$(670)	$3	$6,561	$171
Net income	—	—	—	731	1	732	10
Changes in ownership and other	—	(56)	—	—	—	(56)	56
Other comprehensive income	—	—	2	—	—	2	—
Issuance of common stock for comprehensive stock plans, net	—	1	—	—	—	1	—
Dividends declared on common stock	—	—	—	(773)	—	(773)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(11)
Repurchase of common stock	—	(75)	—	—	—	(75)	—
Balance, June 30, 2026	$7	$7,159	$(66)	$(712)	$4	$6,392	$226

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2026	$7	$7,199	$(65)	$(314)	$3	$6,830	$184
Net income	—	—	—	237	1	238	3
Changes in ownership and other	—	(48)	—	—	—	(48)	48
Other comprehensive loss	—	—	(1)	—	—	(1)	—
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(635)	—	(635)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(9)
Balance, June 30, 2026	$7	$7,159	$(66)	$(712)	$4	$6,392	$226

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	469	—	469	7
Changes in ownership and other	—	31	—	—	—	31	(32)
Other comprehensive income	—	—	9	—	—	9	—
Issuance of common stock for comprehensive stock plans, net	—	2	—	—	—	2	—
Dividends declared on common stock	—	—	—	(277)	—	(277)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(4)
Repurchase of common stock	—	(205)	—	—	—	(205)	—
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, March 31, 2025	$7	$7,390	$(79)	$(668)	$3	$6,653	$133
Net income	—	—	—	221	—	221	4
Changes in ownership and other	—	(1)	—	—	—	(1)	1
Other comprehensive income	—	—	5	—	—	5	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(138)	—	(138)	—
Distributions to non-controlling interests	—	—	—	—	—	—	(2)
Repurchase of common stock	—	(105)	—	—	—	(105)	—
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136
Capital of Host L.P.
As of June 30, 2026, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2025	$1	$6,625	$(68)	$3	$6,561	$171
Net income	—	731	—	1	732	10
Changes in ownership and other	—	(56)	—	—	(56)	56
Other comprehensive income	—	—	2	—	2	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	1	—	—	1	—
Distributions declared on common OP units	—	(773)	—	—	(773)	(11)
Repurchase of common OP units	—	(75)	—	—	(75)	—
Balance, June 30, 2026	$1	$6,453	$(66)	$4	$6,392	$226

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2026	$1	$6,891	$(65)	$3	$6,830	$184
Net income	—	237	—	1	238	3
Changes in ownership and other	—	(48)	—	—	(48)	48
Other comprehensive loss	—	—	(1)	—	(1)	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(635)	—	—	(635)	(9)
Balance, June 30, 2026	$1	$6,453	$(66)	$4	$6,392	$226

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	469	—	—	469	7
Changes in ownership and other	—	31	—	—	31	(32)
Other comprehensive income	—	—	9	—	9	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	2	—	—	2	—
Distributions declared on common OP units	—	(277)	—	—	(277)	(4)
Repurchase of common OP units	—	(205)	—	—	(205)	—
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, March 31, 2025	$1	$6,728	$(79)	$3	$6,653	$133
Net income	—	221	—	—	221	4
Changes in ownership and other	—	(1)	—	—	(1)	1
Other comprehensive income	—	—	5	—	5	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(138)	—	—	(138)	(2)
Repurchase of common OP units	—	(105)	—	—	(105)	—
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchases
There were no share repurchases during the second quarter of 2026. For the year-to-date ended June 30, 2026, we repurchased 4.0 million shares of Host Inc. common stock at an average price of $18.97 per share, exclusive of commissions, through our common share repurchase program for a total of $75 million. As of June 30, 2026, there was $405 million available for repurchases under our common share repurchase program.
Issuance of Common Stock
As of June 30, 2026, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during year-to-date 2026.
Dividends/Distributions
On May 6, 2026, Host Inc.'s Board of Directors authorized a second quarter cash dividend of $0.92 per share on its common stock, consisting of a regular quarterly cash dividend of $0.20 per share and a special dividend of $0.72 per share. The dividend was paid on July 15, 2026 to stockholders of record as of June 30, 2026. Accordingly, Host L.P. made a distribution of $0.9397745 per unit on its common OP units based on the current conversion ratio.
7.    Dispositions
During the second quarter of 2026, we sold the Sheraton Parsippany Hotel for $12 million, which includes approximately $3.5 million of FF&E funds retained by us.
8.    Fair Value Measurements
We did not elect the fair value measurement option for any of our financial assets or liabilities. The fair values of our notes receivable, secured debt and credit facility are determined based on the expected future payments discounted at risk-adjusted rates. Our senior notes are valued based on quoted market prices. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts.
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	June 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$114	$113	$114	$113
Financial liabilities
Senior notes (Level 1)	3,990	3,955	3,986	4,001
Credit facility (Level 2)	998	1,000	996	1,000
Mortgage debt (Level 2)	94	93	95	93
9.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting, and our other real estate investment activities (primarily our condominium sales, equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consist of hotels in two countries as of June 30, 2026. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended June 30,		Year-to-date ended June 30,		June 30, 2026	December 31, 2025
	2026	2025	2026	2025
United States	$1,610	$1,557	$3,233	$3,133	$9,578	$10,575
Brazil	8	7	16	14	31	30
Canada	22	22	36	33	30	31
Total	$1,640	$1,586	$3,285	$3,180	$9,639	$10,636
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
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter ended June 30, 2026		Quarter ended June 30, 2025
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$954	$954	$949	$949
Food and beverage	484	484	478	478
Other	149	149	159	159
Condominium sales	53	53	—	—
Total revenues	1,640	1,640	1,586	1,586
Expenses
Rooms	231	231	233	233
Food and beverage	311	311	313	313
Other departmental and support expenses	371	371	375	375
Management fees	74	74	70	70
Other property-level expenses	94	94	107	107
Cost of goods sold	44	44	—	—
Other segment items (1)	—	—	(9)	(9)
Segment EBITDA	515	515	497	497
Adjustments and reconciling items:
Depreciation and amortization		(193)		(195)
Corporate and other expenses		(29)		(25)
Interest income		18		7
Interest expense		(58)		(58)
Other gains (losses)		(1)		22
Equity in earnings of affiliates		7		4
Provision for income taxes		(18)		(27)
Consolidated Net Income		$241		$225
_____________
(1)Other segment items consist of gain on business interruption proceeds for the second quarter of 2025. This amount, combined with net gain on property insurance settlements (if any), make up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year-to-date ended June 30, 2026		Year-to-date ended June 30, 2025
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$1,897	$1,897	$1,887	$1,887
Food and beverage	1,001	1,001	981	981
Other	308	308	312	312
Condominium sales	79	79	—	—
Total revenues	3,285	3,285	3,180	3,180
Expenses
Rooms	455	455	458	458
Food and beverage	638	638	636	636
Other departmental and support expenses	744	744	739	739
Management fees	141	141	139	139
Other property-level expenses	197	197	218	218
Cost of goods sold	65	65	—	—
Other segment items (1)	(7)	(7)	(19)	(19)
Segment EBITDA	1,052	1,052	1,009	1,009
Adjustments and reconciling items:
Depreciation and amortization		(383)		(391)
Corporate and other expenses		(57)		(56)
Interest income		30		15
Interest expense		(117)		(115)
Other gains		241		26
Equity in earnings of affiliates		11		14
Provision for income taxes		(35)		(26)
Consolidated Net Income		$742		$476

Capital Expenditures	$243	$243	$298	$298
_____________
(1)Other segment items consist of gain on business interruption proceeds for 2026 and 2025. This amount, combined with net gain on property insurance settlements (if any), make up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	June 30, 2026	December 31, 2025
Common OP units outstanding (millions)	9.4	9.4
Market price per Host Inc. common share	$23.71	$17.73
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$226	$171
Historical cost (millions)	91	93
Book value (millions) ⁽¹⁾	226	171
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
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $65 million, for which we have recorded a corresponding insurance receivable of $65 million. As of June 30, 2026, we have received $82 million of insurance proceeds related to these claims, of which $51 million reduced our receivable to $14 million. The remaining $31 million of these proceeds were recognized as a gain on business interruption, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles.
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
Based on our analysis of legal proceedings with which we and our hotels' managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of June 30, 2026 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.

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
Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
Quarter ended June 30,	Year-to-date ended June 30,
2026	2025	Change	2026	2025	Change
Total revenues	$1,640	$1,586	3.4%	$3,285	$3,180	3.3%
Net income	241	225	7.1%	742	476	55.9%
Operating profit	293	277	5.8%	612	562	8.9%
Operating profit margin under GAAP	17.9%	17.5%	40	bps	18.6%	17.7%	90	bps
EBITDAre⁽¹⁾	$519	$491	5.7%	$1,056	$999	5.7%
Adjusted EBITDAre⁽¹⁾	525	496	5.8%	1,068	1,010	5.7%
Diluted earnings per common share	0.35	0.32	9.4%	1.06	0.67	58.2%
NAREIT FFO per diluted share⁽¹⁾	0.62	0.57	8.8%	1.28	1.20	6.7%
Adjusted FFO per diluted share⁽¹⁾	0.63	0.58	8.6%	1.30	1.21	7.4%

Comparable Hotel Data:
	Quarter ended June 30,				Year-to-date ended June 30,
	2026	2025	Change		2026	2025	Change
Comparable hotel revenues⁽¹⁾	$1,558	$1,471	5.9%		$3,102	$2,945	5.3%
Comparable hotel EBITDA⁽¹⁾	497	461	7.8%		1,002	933	7.4%
Comparable hotel EBITDA margin⁽¹⁾	31.9%	31.3%	60	bps	32.3%	31.7%	60	bps
Comparable hotel Total RevPAR⁽¹⁾	$417.58	$394.27	5.9%		$417.89	$396.95	5.3%
Comparable hotel RevPAR⁽¹⁾	251.53	235.05	7.0%		247.84	234.41	5.7%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 74 comparable hotels as of June 30, 2026 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $54 million, or 3.4%, and $105 million, or 3.3%, for the second quarter and year-to-date 2026, respectively, as compared to 2025. In the quarter, growth in revenues reflects a comparable hotel RevPAR increase of 7.0%, primarily due to an increase in room rates and a slight increase in occupancy, reflecting strong transient leisure business, particularly at resorts and in connection with the FIFA World Cup matches, and robust group business. Comparable hotel Total RevPAR increased 5.9% for the second quarter compared to 2025, reflecting the increase in rooms revenue and growth in food and beverage spend. However, the improvements in hotel operations were offset by the reduction of $95 million in revenues in the second quarter due to the 2025 and 2026 dispositions of The Westin Cincinnati, Washington Marriott at Metro Center, St. Regis Houston, the Four Seasons Resort Orlando at Walt Disney World® Resort, the Four Seasons Resort and Residences Jackson Hole, and the Sheraton Parsippany Hotel. In addition, $53 million of revenues were recognized during the second quarter from the sale of seven villas in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date, comparable hotel RevPAR and comparable hotel Total RevPAR increased 5.7% and 5.3%, respectively, and total revenues also benefitted from a full period of operations following the reopening of The Don CeSar in March 2025.
For the quarter, growth in comparable hotel Total RevPAR was broad-based, with improvements throughout the quarter and with markets both hosting and not hosting FIFA World Cup matches demonstrating solid revenue performance. Overall, growth was led by our Austin, Washington, D.C. and Northern Virginia markets, with increases of 53.4%, 20.4% and 13.5%, respectively, compared to the second quarter of 2025, primarily due to the impact of large-scale renovation projects recently completed at certain properties and associated renovation disruption in 2025. In addition, our Maui market also had a strong performance compared to last year with an increase of 10.6%, due to the continued recovery from the 2023 wildfires. These strong performances were partially offset by comparable hotel Total RevPAR declines in our New Orleans and Denver markets of 5.6% and 5.2%, respectively, both impacted by less city-wide events and with the New Orleans Marriott further affected by its on-going renovation.
Operating profit
For the second quarter and year-to-date 2026, operating profit margin under GAAP was 17.9% and 18.6%, respectively, an improvement of 40 basis points and 90 basis points, respectively, compared to the same periods in 2025, as improvements in rooms rates offset increases in wage expense and a $9 million and $12 million decrease in net gains on insurance settlements recognized during the quarter and year-to-date, respectively. Comparable hotel EBITDA margin was 31.9% and 32.3% for the second quarter and year-to-date 2026, respectively, an improvement of 60 basis points for both periods, reflecting improvements in operations, largely driven by average room rate increases, which offset increases in wage expense, higher incentive management fees, and reductions in operating profit guarantee payments and attrition and cancellation fees over the same period in 2025.
Net income, Adjusted EBITDAre, Diluted Earnings per Common Share, and Adjusted FFO per share
Net income increased $16 million and $266 million for the quarter and year-to-date 2026, respectively, reflecting improved operations, which more than offset declines due to the sale of six hotels in 2025 and 2026, and year-to-date also benefited from an increase in gain on asset sales. These changes led to an increase in diluted earnings per share of $0.03, or 9.4%, and $0.39, or 58.2%, for the quarter and year-to-date, respectively. Adjusted EBITDAre, which excludes gain on asset sales, among other items, increased $29 million and $58 million for the second quarter and year-to-date, respectively. Adjusted FFO per diluted share increased $0.05, or 8.6%, and $0.09, or 7.4%, for the quarter and year-to-date, respectively, reflecting the changes in Adjusted EBITDAre and additionally benefitting from share repurchases in 2025 and 2026.
Outlook
During the first half of 2026, strong leisure transient business, particularly at our resorts, and solid group demand contributed to year-over-year comparable hotel RevPAR growth of 5.7%. Results reflect transient revenue growth driven by higher average rates, which was bolstered by special events, including the FIFA World Cup games hosted in ten markets where our hotels are located. Expectations for the remainder of the year reflect continued strong expectations for leisure demand and modest improvements to short-term booking trends.
From a macroeconomic perspective, economic conditions during the first half of 2026 remained generally supportive of economic growth. Higher-income consumers, who represent the majority of the customers at our hotels, continue to benefit from healthy household balance sheets, higher asset values and increasing incomes, which we believe should continue to support travel demand at our properties. Looking ahead, the divergence in consumer spending trends is expected to persist, with discretionary spending and travel demand remaining concentrated among higher-income households. According to the July 2026 Blue Chip Economic Indicators survey, real GDP is projected to grow by approximately 2.1% in 2026, with growth increasingly led by business investment, while consumer spending is expected to moderate. In addition, ongoing conflict in the Middle East may contribute to higher energy prices, renewed inflationary pressures and increased geopolitical uncertainty. These factors, together with trade policy developments and broader economic uncertainty, continue to present downside risks to economic growth and travel demand.

Hotel supply growth expectations remain below the historical average, although we continue to expect above-average growth in a limited number of markets where our hotels are located. We expect the lodging supply pipeline will remain relatively constrained until macroeconomic uncertainty moderates and the cost of financing and construction eases.
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2026 will be between 4.75% and 5.25%. We expect year-over-year margin comparisons to moderate as the year progresses, primarily driven by lower room rate growth expectations in the second half of the year.
As discussed above, the current outlook for the lodging industry remains uncertain due to the potential impacts of macroeconomic conditions and geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, deteriorating macroeconomic conditions or other factors that may adversely impact travel demand.
Strategic Initiatives
Dispositions. During the second quarter, we sold the Sheraton Parsippany Hotel for $12 million, which includes approximately $3.5 million of FF&E funds retained by us.
Capital Projects. Year-to-date through the second quarter of 2026, we spent approximately $103 million on return on investment ("ROI") capital projects, including the transformation programs discussed below, and $140 million on renewal and replacement projects. We previously completed our restoration efforts at The Don CeSar following Hurricanes Helene and Milton, and as of June 30, 2026, we have received total insurance proceeds of $82 million related to our claims, of which $31 million has been recognized as business interruption proceeds.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027, for a total investment of approximately $550 million to $600 million. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Approximately 88% of the total estimated costs of the program have been spent as of June 30, 2026. During the second quarter of 2026, we completed the transformational renovation at the Grand Hyatt Washington.
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
For full year 2026, we expect total capital expenditures of $550 million to $630 million, consisting of ROI projects of approximately $250 million to $285 million, including approximately $175 million to $200 million for the Marriott and Hyatt transformational capital programs discussed above, and renewal and replacement expenditures of $275 million to $315 million. Additionally, we expect estimated spend of $25 million to $30 million for restoration work at our Hawaii properties following the Kona Low rainstorm in March. Remediation efforts are substantially complete, and the hotels remained operational with isolated instances of water damage. We are still evaluating the complete property and business interruption impacts of the storm, but currently estimate the total property costs to be approximately $27 million to $32 million, which includes remediation costs of approximately $2 million. We expect our insurance coverage to substantially cover the property damage in excess of our insurance deductible.
During the second quarter, we completed construction of 40 condominiums on a five-acre development parcel to be Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date in 2026, we spent $16 million in development costs for this project, completing the villas and final stages of the project. We recognized $53 million of revenues from the sale of seven villas during the second quarter of 2026.

Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2026	2025	Change	2026	2025	Change
Total revenues	$1,640	$1,586	3.4%	$3,285	$3,180	3.3%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,274	1,293	(1.5)%	2,558	2,581	(0.9)%
Cost of goods sold (2)	44	—	N/M	65	—	N/M
Corporate and other expenses	29	25	16.0%	57	56	1.8%
Net gain on insurance settlements	—	9	(100.0)%	7	19	(63.2)%
Operating profit	293	277	5.8%	612	562	8.9%
Interest expense	58	58	—%	117	115	1.7%
Other gains (losses)	(1)	22	(104.5)%	241	26	826.9%
Provision for income taxes	18	27	(33.3)%	35	26	34.6%

Host Inc.:
Net income attributable to non-controlling interests	4	4	—%	11	7	57.1%
Net income attributable to Host Inc.	237	221	7.2%	731	469	55.9%

Host L.P.:
Net income attributable to non-controlling interests	1	—	N/M	1	—	N/M
Net income attributable to Host L.P.	240	225	6.7%	741	476	55.7%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less cost of goods sold, corporate and other expenses and net gain on insurance settlements.
(2)Amounts represent the costs related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
N/M = Not meaningful.
Statements of Operations Results and Trends
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Rooms	$954	$949	0.5%	$1,897	$1,887	0.5%
Food and beverage	484	478	1.3%	1,001	981	2.0%
Other	149	159	(6.3%)	308	312	(1.3)%
Condominium sales	53	—	N/M	79	—	N/M
Total revenues	$1,640	$1,586	3.4%	$3,285	$3,180	3.3%
N/M = Not meaningful.

Total revenues for the second quarter and year-to-date increased 3.4% and 3.3%, respectively, compared to 2025, as improvements in hotel operations were partially offset by the reduction of revenues due to the 2025 and 2026 dispositions. For the remaining portfolio, revenue growth was driven primarily by higher room rates, driven by strong transient leisure demand, particularly at resorts and in connection with FIFA World Cup matches, robust group business, and continued strength in out-of-room spend. Revenues also benefited from $53 million and $79 million of condominium sales recognized in the second quarter and year-to-date 2026, respectively, from the sale of condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date results also benefitted from a full first quarter of results at The Don CeSar, which re-opened in March 2025.
Rooms. Total rooms revenues increased $5 million, or 0.5%, and $10 million, or 0.5%, for the second quarter and year-to-date, respectively, compared to 2025, reflecting an increase at our comparable hotels, partially offset by a reduction in rooms revenues due to our 2025 and 2026 dispositions. Rooms revenues at our comparable hotels increased $62 million, or 7.1%, and $101 million, or 5.8%, for the second quarter and year-to-date, respectively, primarily due to an increase in average room rates of 5.8% and 4.9%, respectively, driven by leisure transient demand, particularly at our resorts, and an increase in group business, benefiting from strong event-related demand and completed renovations at our properties.
Food and beverage. Total food and beverage ("F&B") revenues increased $6 million, or 1.3%, and $20 million, or 2.0%, for the second quarter and year-to-date, respectively, compared to 2025, reflecting an increase in F&B revenues at our comparable hotels, partially offset by a reduction in F&B revenues due to our 2025 and 2026 dispositions. F&B revenues at our comparable hotels increased $26 million, or 5.8%, and $49 million, or 5.3%, for the second quarter and year-to-date, respectively, driven by growth in banquet and audio-visual revenues from strong group contribution.
Other revenues. Total other revenues decreased $10 million, or 6.3%, and $4 million, or 1.3%, for the quarter and year-to-date, respectively, compared to 2025, reflecting the reduction in other revenues due to our 2025 and 2026 dispositions. Other revenues at our comparable hotels remained relatively flat for the quarter, as increases in spa, golf and other ancillary revenues offset a decrease in attrition and cancellation fees from the prior year's elevated level of fees. Year-to-date at our comparable hotels, other revenues increased $7 million, or 2.4%, primarily due to an increase in spa, golf and other ancillary revenues.
Condominium sales. We recognized $53 million and $79 million of revenues in the second quarter and year-to-date 2026, respectively, from the sale of four condominium units in the first quarter and seven villas in the second quarter at the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended June 30,			Year-to-date ended June 30,
	2026	2025	Change	2026	2025	Change
Expenses:
Rooms	$231	$233	(0.9%)	$455	$458	(0.7%)
Food and beverage	311	313	(0.6)%	638	636	0.3%
Other departmental and support expenses	371	375	(1.1)%	744	739	0.7%
Management fees	74	70	5.7%	141	139	1.4%
Other property-level expenses	94	107	(12.1)%	197	218	(9.6)%
Depreciation and amortization	193	195	(1.0)%	383	391	(2.0)%
Total property-level operating expenses	$1,274	$1,293	(1.5)%	$2,558	$2,581	(0.9)%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. For the quarter and year-to-date of 2026, these expenses generally increased approximately 5.5% and 5.0%, respectively, across our portfolio compared to 2025, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2026.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
Rooms. Rooms expenses decreased $2 million, or 0.9%, and $3 million, or 0.7%, for the quarter and year-to-date, respectively, reflecting a reduction in rooms expense resulting from our 2025 and 2026 dispositions, partially offset by an increase at our comparable hotels. Our comparable hotels rooms expenses increased $10 million, or 4.6%, and $16 million, or 3.7%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates.
Food and beverage. F&B expenses decreased $2 million, or 0.6%, for the quarter and increased $2 million, or 0.3%, year-to-date, as the reduction in F&B expenses due to our 2025 and 2026 dispositions was mostly offset by an increase in F&B expenses at our comparable hotels of $16 million, or 5.5%, and $27 million, or 4.6%, respectively, and year-to-date also included incremental expenses following the reopening of The Don CeSar in March 2025. The increases at our comparable hotels reflect increased F&B revenues, though overall, F&B costs as a percentage of revenues declined slightly year-over-year as a result of productivity improvements.
Other departmental and support expenses. Other departmental and support expenses decreased $4 million, or 1.1%, for the quarter and increased $5 million, or 0.7%, year-to-date, driven by a reduction in expenses due to our 2025 and 2026 dispositions, which were largely offset for the quarter and more than offset year-to-date by the growth at our comparable hotels. The increases at our comparable hotels of $21 million, or 6.1%, and $41 million, or 6.0%, for the quarter and year-to-date, respectively, were primarily due to higher wage expense.
Management fees. Total management fees increased $4 million, or 5.7%, and $2 million, or 1.4%, for the quarter and year-to-date, respectively. Base management fees, which generally are calculated as a percentage of total revenues, remained flat for both the quarter and year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $4 million, or 15.4%, and $2 million, or 3.9%, for the quarter and year-to-date, respectively. Both base and incentive management fees were affected by an increase in fees at our comparable hotels, partially offset by the reduction in fees due to our 2025 and 2026 dispositions. The growth in incentive management fees for the second quarter was heightened as certain properties reached incentive thresholds due to improved operations. We anticipate the year-over-year growth in incentive management fees will moderate for the remainder of the year.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $13 million, or 12.1%, and $21 million, or 9.6%, for the quarter and year-to-date, respectively, primarily due to a reduction in expenses resulting from our 2025 and 2026 dispositions and a $5 million, or 4.8%, and $7 million, or 3.6%, decrease at our comparable hotels for the quarter and year-to-date, respectively, driven by decreases in property insurance premiums. Other property-level expenses were partially offset by the receipt of operating profit guarantees under the transformational capital programs in both 2026 and 2025.
Other Income and Expense
Cost of goods sold. Cost of goods sold totaled $44 million and $65 million for the quarter ended June 30, 2026 and year-to-date, respectively, which related to the sale of four condominium units in the first quarter and seven villas in the second quarter at the development adjacent to the Four Seasons Resort Orlando at Walt Disney® Resort. Cost of goods sold for these condominiums and villas consists primarily of capitalized construction and development costs, which are recognized upon the sale of individual units.
Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
General and administrative costs	$23	$20	$45	$45
Non-cash stock-based compensation expense	6	5	12	11
Total	$29	$25	$57	$56
Interest expense. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Cash interest expense ⁽¹⁾	$55	$56	$111	$110
Non-cash interest expense	3	2	6	5
Total interest expense	$58	$58	$117	$115
_________
(1)Including the change in accrued interest, total cash interest paid was $71 million and $63 million for the quarters ended June 30, 2026 and 2025, respectively, and $112 million and $119 million year-to-date 2026 and 2025, respectively.
Other gains (losses). Other gains totaled $241 million year-to-date in 2026, reflecting the sales of The St. Regis Houston, the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole and the Sheraton Parsippany Hotel during the first half of 2026.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the second quarter and year-to-date of 2026, we recorded a net income tax provision of $18 million and $35 million, respectively, primarily due to the profitability of hotel operations retained by the TRS.
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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended June 30, 2026 and 2025 on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of June 30, 2026		Quarter ended June 30, 2026				Quarter ended June 30, 2025
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$616.76	74.9%	$461.81	$793.41	$539.89	75.7%	$408.45	$732.84	13.1%	8.3%
Maui	3	1,580	638.22	78.7%	502.56	799.78	626.40	70.6%	442.40	723.40	13.6%	10.6%
Jacksonville	1	446	630.70	81.3%	512.97	1,115.48	591.43	83.3%	492.44	1,100.34	4.2%	1.4%
Florida Gulf Coast	4	1,529	514.48	70.7%	363.86	793.99	471.48	71.2%	335.60	755.64	8.4%	5.1%
Oahu	2	876	495.33	81.3%	402.80	679.39	483.12	83.1%	401.38	608.74	0.4%	11.6%
Phoenix	3	1,565	403.93	68.8%	277.92	660.16	374.07	71.6%	267.76	659.33	3.8%	0.1%
New York	3	2,720	437.16	89.2%	389.80	572.39	409.04	89.7%	366.84	542.26	6.3%	5.6%
Nashville	2	721	381.10	84.3%	321.34	540.78	359.88	84.2%	303.14	507.51	6.0%	6.6%
Los Angeles/Orange County	3	1,067	327.75	76.8%	251.76	381.15	300.14	78.6%	235.89	361.04	6.7%	5.6%
San Diego	3	3,294	310.67	78.0%	242.20	447.47	302.46	78.9%	238.56	448.16	1.5%	(0.2%)
Washington, D.C. (CBD)	4	2,788	336.12	77.3%	259.86	377.17	332.88	67.0%	223.12	313.23	16.5%	20.4%
San Francisco/San Jose	6	4,162	264.77	73.4%	194.22	279.47	244.24	72.4%	176.83	266.41	9.8%	4.9%
Boston	2	1,496	349.78	79.4%	277.73	354.77	329.47	82.3%	271.06	337.00	2.5%	5.3%
Northern Virginia	2	916	291.01	75.8%	220.55	337.27	280.77	67.8%	190.41	297.05	15.8%	13.5%
Philadelphia	2	810	283.74	83.3%	236.29	355.28	256.55	85.5%	219.35	325.22	7.7%	9.2%
Orlando	1	2,004	243.69	67.7%	164.97	423.75	235.65	72.3%	170.30	424.67	(3.1%)	(0.2%)
Austin	2	769	246.75	69.8%	172.16	329.71	228.65	48.7%	111.26	214.94	54.7%	53.4%
Chicago	3	1,562	286.67	83.7%	239.87	340.59	271.79	78.9%	214.31	303.52	11.9%	12.2%
Houston	4	1,710	220.55	68.3%	150.69	204.83	211.13	69.2%	146.16	199.15	3.1%	2.9%
Atlanta	2	810	229.73	71.3%	163.81	276.00	217.16	68.3%	148.32	258.74	10.4%	6.7%
San Antonio	2	1,512	228.58	65.9%	150.73	231.44	231.54	61.1%	141.42	222.13	6.6%	4.2%
Seattle	2	1,315	259.80	72.6%	188.68	258.45	249.43	77.6%	193.66	268.21	(2.6%)	(3.6%)
New Orleans	1	1,333	195.91	63.3%	123.98	205.21	201.72	66.0%	133.12	217.44	(6.9%)	(5.6%)
Denver	3	1,342	211.99	68.6%	145.45	219.33	209.77	71.2%	149.35	231.44	(2.6%)	(5.2%)
Other	7	2,110	295.45	74.3%	219.48	332.71	275.92	75.7%	208.76	317.32	5.1%	4.9%
Domestic	69	39,475	339.81	75.2%	255.42	425.08	321.66	74.2%	238.66	401.41	7.0%	5.9%

International	5	1,499	219.64	67.8%	149.01	219.29	198.72	70.5%	140.01	205.53	6.4%	6.7%
All Locations	74	40,974	$335.83	74.9%	$251.53	$417.58	$317.39	74.1%	$235.05	$394.27	7.0%	5.9%

Comparable Hotel Results by Location

	As of June 30, 2026		Year-to-date ended June 30, 2026				Year-to-date ended June 30, 2025
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	1,038	$673.81	81.0%	$545.85	$930.88	$599.00	79.8%	$478.27	$826.47	14.1%	12.6%
Maui	3	1,580	653.02	78.4%	511.68	800.33	655.80	72.8%	477.53	755.82	7.2%	5.9%
Jacksonville	1	446	600.19	77.3%	464.05	1,053.06	561.58	75.7%	425.07	965.27	9.2%	9.1%
Florida Gulf Coast	4	1,529	608.76	74.9%	456.15	975.21	559.53	76.3%	427.18	928.82	6.8%	5.0%
Oahu	2	876	495.30	79.0%	391.44	625.92	483.39	83.4%	403.28	617.09	(2.9%)	1.4%
Phoenix	3	1,565	472.02	75.9%	358.47	790.62	441.07	76.4%	337.14	774.12	6.3%	2.1%
New York	3	2,720	393.13	84.8%	333.54	495.64	371.30	84.4%	313.21	462.74	6.5%	7.1%
Nashville	2	721	361.24	80.5%	290.86	493.61	342.91	82.3%	282.25	479.52	3.0%	2.9%
Los Angeles/Orange County	3	1,067	321.24	77.7%	249.55	373.11	305.62	78.9%	241.11	364.68	3.5%	2.3%
San Diego	3	3,294	311.73	76.5%	238.61	455.25	302.22	75.8%	229.13	440.88	4.1%	3.3%
Washington, D.C. (CBD)	4	2,788	321.87	70.1%	225.77	334.66	333.15	67.1%	223.51	320.88	1.0%	4.3%
San Francisco/San Jose	6	4,162	303.55	71.5%	216.93	312.99	270.28	68.0%	183.90	276.02	18.0%	13.4%
Boston	2	1,496	303.85	69.5%	211.11	290.06	288.08	73.6%	212.12	280.32	(0.5%)	3.5%
Northern Virginia	2	916	280.37	72.5%	203.24	312.46	276.19	66.6%	184.04	293.21	10.4%	6.6%
Philadelphia	2	810	255.68	79.3%	202.83	306.03	238.28	81.1%	193.36	293.01	4.9%	4.4%
Orlando	1	2,004	256.74	71.9%	184.70	465.92	248.19	73.6%	182.65	456.29	1.1%	2.1%
Austin	2	769	258.69	68.7%	177.67	330.14	250.94	58.0%	145.46	269.61	22.1%	22.4%
Chicago	3	1,562	246.91	67.8%	167.52	243.35	237.69	66.0%	156.86	226.03	6.8%	7.7%
Houston	4	1,710	225.00	71.5%	160.92	220.30	215.87	71.8%	154.89	216.34	3.9%	1.8%
Atlanta	2	810	226.33	69.8%	158.01	274.07	219.91	67.8%	149.07	257.84	6.0%	6.3%
San Antonio	2	1,512	235.02	65.5%	153.94	248.65	230.63	63.7%	146.88	237.17	4.8%	4.8%
Seattle	2	1,315	238.46	64.0%	152.70	212.26	234.08	66.2%	155.07	214.18	(1.5%)	(0.9%)
New Orleans	1	1,333	200.17	63.7%	127.41	212.03	229.88	68.7%	157.87	247.55	(19.3%)	(14.3%)
Denver	3	1,342	201.44	62.0%	124.95	193.16	198.40	63.4%	125.86	195.77	(0.7%)	(1.3%)
Other	7	2,110	301.03	70.5%	212.29	316.30	288.63	70.1%	202.27	304.37	5.0%	3.9%
Domestic	69	39,475	345.75	72.9%	252.14	426.41	330.33	72.2%	238.66	405.47	5.6%	5.2%

International	5	1,499	209.22	64.3%	134.59	192.47	186.40	65.7%	122.54	171.41	9.8%	12.3%
All Locations	74	40,974	$341.33	72.6%	$247.84	$417.89	$325.53	72.0%	$234.41	$396.95	5.7%	5.3%

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2026	2025	Quarter ended June 30, 2026				Quarter ended June 30, 2025
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$616.76	74.9%	$461.81	$793.41	$539.89	75.7%	$408.45	$732.84	13.1%	8.3%
Maui	3	3	638.22	78.7%	502.56	799.78	626.40	70.6%	442.40	723.40	13.6%	10.6%
Jacksonville	1	1	630.70	81.3%	512.97	1,115.48	591.43	83.3%	492.44	1,100.34	4.2%	1.4%
Florida Gulf Coast	5	5	506.96	72.8%	369.21	794.19	463.61	70.4%	326.40	709.67	13.1%	11.9%
Oahu	2	2	495.33	81.3%	402.80	679.39	483.12	83.1%	401.38	608.74	0.4%	11.6%
Phoenix	3	3	403.93	68.8%	277.92	660.16	374.07	71.6%	267.76	659.33	3.8%	0.1%
New York	3	3	437.16	89.2%	389.80	572.39	409.04	89.7%	366.84	542.26	6.3%	5.6%
Nashville	2	2	381.10	84.3%	321.34	540.78	359.88	84.2%	303.14	507.51	6.0%	6.6%
Los Angeles/Orange County	3	3	327.75	76.8%	251.76	381.15	300.14	78.6%	235.89	361.04	6.7%	5.6%
San Diego	3	3	310.67	78.0%	242.20	447.47	302.46	78.9%	238.56	448.16	1.5%	(0.2%)
Washington, D.C. (CBD)	4	5	336.12	77.3%	259.86	377.17	331.57	69.4%	230.04	319.10	13.0%	18.2%
San Francisco/San Jose	6	6	264.77	73.4%	194.22	279.47	244.24	72.4%	176.83	266.41	9.8%	4.9%
Boston	2	2	349.78	79.4%	277.73	354.77	329.47	82.3%	271.06	337.00	2.5%	5.3%
Northern Virginia	2	2	291.01	75.8%	220.55	337.27	280.77	67.8%	190.41	297.05	15.8%	13.5%
Philadelphia	2	2	283.74	83.3%	236.29	355.28	256.55	85.5%	219.35	325.22	7.7%	9.2%
Orlando	1	2	243.69	67.7%	164.97	423.75	400.73	71.1%	285.05	592.11	(42.1%)	(28.4%)
Austin	2	2	246.75	69.8%	172.16	329.71	228.65	48.7%	111.26	214.94	54.7%	53.4%
Chicago	3	3	286.67	83.7%	239.87	340.59	271.79	78.9%	214.31	303.52	11.9%	12.2%
Houston	4	5	220.55	68.3%	150.69	204.83	223.43	66.8%	149.18	207.36	1.0%	(1.2%)
Atlanta	2	2	229.73	71.3%	163.81	276.00	217.16	68.3%	148.32	258.74	10.4%	6.7%
San Antonio	2	2	228.58	65.9%	150.73	231.44	231.54	61.1%	141.42	222.13	6.6%	4.2%
Seattle	2	2	259.80	72.6%	188.68	258.45	249.43	77.6%	193.66	268.21	(2.6%)	(3.6%)
New Orleans	1	1	195.91	63.3%	123.98	205.21	201.72	66.0%	133.12	217.44	(6.9%)	(5.6%)
Denver	3	3	211.99	68.6%	145.45	219.33	209.77	71.2%	149.35	231.44	(2.6%)	(5.2%)
Other	7	9	280.14	71.9%	201.47	304.38	281.32	71.4%	200.88	307.38	0.3%	(1.0%)
Domestic	70	75	339.95	75.1%	255.21	425.78	330.65	73.7%	243.80	408.52	4.7%	4.2%

International	5	5	219.64	67.8%	149.01	219.29	198.72	70.5%	140.01	205.53	6.4%	6.7%
All Locations	75	80	$336.03	74.8%	$251.39	$418.38	$326.28	73.6%	$240.22	$401.52	4.7%	4.2%

Results by Location - actual, based on ownership period(1)

	As of June 30,
	2026	2025	Year-to-date ended June 30, 2026				Year-to-date ended June 30, 2025
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Miami	2	2	$673.81	81.0%	$545.85	$930.88	$599.00	79.8%	$478.27	$826.47	14.1%	12.6%
Maui	3	3	653.02	78.4%	511.68	800.33	655.80	72.8%	477.53	755.82	7.2%	5.9%
Jacksonville	1	1	600.19	77.3%	464.05	1,053.06	561.58	75.7%	425.07	965.27	9.2%	9.1%
Florida Gulf Coast	5	5	585.81	75.7%	443.69	938.69	543.85	69.9%	380.32	811.16	16.7%	15.7%
Oahu	2	2	495.30	79.0%	391.44	625.92	483.39	83.4%	403.28	617.09	(2.9%)	1.4%
Phoenix	3	3	472.02	75.9%	358.47	790.62	441.07	76.4%	337.14	774.12	6.3%	2.1%
New York	3	3	393.13	84.8%	333.54	495.64	371.30	84.4%	313.21	462.74	6.5%	7.1%
Nashville	2	2	361.24	80.5%	290.86	493.61	342.91	82.3%	282.25	479.52	3.0%	2.9%
Los Angeles/Orange County	3	3	321.24	77.7%	249.55	373.11	305.62	78.9%	241.11	364.68	3.5%	2.3%
San Diego	3	3	311.73	76.5%	238.61	455.25	302.22	75.8%	229.13	440.88	4.1%	3.3%
Washington, D.C. (CBD)	4	5	321.87	70.1%	225.77	334.66	329.87	68.7%	226.66	320.93	(0.4%)	4.3%
San Francisco/San Jose	6	6	303.55	71.5%	216.93	312.99	270.28	68.0%	183.90	276.02	18.0%	13.4%
Boston	2	2	303.85	69.5%	211.11	290.06	288.08	73.6%	212.12	280.32	(0.5%)	3.5%
Northern Virginia	2	2	280.37	72.5%	203.24	312.46	276.19	66.6%	184.04	293.21	10.4%	6.6%
Philadelphia	2	2	255.68	79.3%	202.83	306.03	238.28	81.1%	193.36	293.01	4.9%	4.4%
Orlando	1	2	304.74	71.3%	217.21	514.18	418.44	72.2%	302.25	625.94	(28.1%)	(17.9%)
Austin	2	2	258.69	68.7%	177.67	330.14	250.94	58.0%	145.46	269.61	22.1%	22.4%
Chicago	3	3	246.91	67.8%	167.52	243.35	237.69	66.0%	156.86	226.03	6.8%	7.7%
Houston	4	5	225.11	71.3%	160.51	219.86	227.88	69.2%	157.76	222.95	1.7%	(1.4%)
Atlanta	2	2	226.33	69.8%	158.01	274.07	219.91	67.8%	149.07	257.84	6.0%	6.3%
San Antonio	2	2	235.02	65.5%	153.94	248.65	230.63	63.7%	146.88	237.17	4.8%	4.8%
Seattle	2	2	238.46	64.0%	152.70	212.26	234.08	66.2%	155.07	214.18	(1.5%)	(0.9%)
New Orleans	1	1	200.17	63.7%	127.41	212.03	229.88	68.7%	157.87	247.55	(19.3%)	(14.3%)
Denver	3	3	201.44	62.0%	124.95	193.16	198.40	63.4%	125.86	195.77	(0.7%)	(1.3%)
Other	7	9	316.92	67.6%	214.14	325.12	322.83	66.0%	213.23	329.30	0.4%	(1.3%)
Domestic	70	75	349.97	72.7%	254.52	431.50	341.42	71.5%	244.24	412.86	4.2%	4.5%

International	5	5	209.22	64.3%	134.59	192.47	186.40	65.7%	122.54	171.41	9.8%	12.3%
All Locations	75	80	$345.49	72.4%	$250.23	$422.97	$336.49	71.3%	$240.04	$404.56	4.2%	4.6%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 34%, and 5%, respectively, of our full year 2025 room sales. The information below is derived from business mix results from the 74 comparable hotels owned as of June 30, 2026. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
For the second quarter and year-to-date 2026, transient revenue increased by 6.9% and 6.2%, respectively, reflecting an increase in average rates of 7.7% and 6.9% for the quarter and year-to-date, respectively, driven by leisure demand, particularly at our resorts, and in connection with the FIFA World Cup matches. In addition, group revenue increased by 7.4% and 4.8% for the second quarter and year-to-date, respectively, due to a combination of rate growth and an increase in room nights, driven by strong event-related demand and recently completed renovations.
The following are the results of our transient, group and contract business:

	Quarter ended June 30, 2026			Year-to-date ended June 30, 2026
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,487	1,093	215	2,773	2,199	419
Percent change in room nights vs. same period in 2025	(0.7%)	3.5%	3.4%	(0.6%)	2.1%	5.6%
Rooms revenues (in millions)	$559	$332	$48	$1,057	$688	$95
Percent change in revenues vs. same period in 2025	6.9%	7.4%	6.6%	6.2%	4.8%	8.5%
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
As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, including capital gains. Following the February 2026 sale of the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole for a sale price of $1.1 billion, Host Inc.'s Board of Directors approved a $0.72 special dividend in the second quarter that was paid on July 15, 2026, representing the distribution of the approximately $500 million taxable gain resulting from the sale. With a portion of the remaining proceeds, we repurchased $75 million of Host Inc. common stock through the second quarter of 2026. We will continue to weigh potential cash uses for the remaining proceeds, which may include, subject to market conditions, acquisitions, other investments in our portfolio, additional common stock repurchases or increased dividends. Any additional special dividend will be subject to approval by Host Inc.’s Board of Directors.

Capital Resources. As of June 30, 2026, we had $1,953 million of cash and cash equivalents, $156 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. The payment of the second quarter regular and special dividend on July 15 reduced the cash balance by $630 million. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. No shares were repurchased during the second quarter of 2026. At June 30, 2026, we had $405 million available for repurchases under our program.
In addition, in May 2026, we amended and extended the existing distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The agreement will expire when the sale of shares reaches the aggregate offering price or earlier upon termination by the parties giving notice. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the second quarter of 2026. As of June 30, 2026, there was $600 million of remaining capacity under the agreement.
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
Cash Provided by Operating Activities. Year-to-date in 2026, net cash provided by operating activities was $845 million compared to $749 million for year-to-date in 2025. The increase was attributable to improved operating performance at our properties and sales of condominium units.
Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $806 million for year-to-date in 2026 compared to cash used in investing activities of $198 million for year-to-date in 2025. Cash used in investing activities year-to-date in 2026 and 2025 included $243 million and $298 million of capital expenditures, respectively, as well as investments in our joint ventures. Cash provided by investing activities in 2026 included proceeds from the sale of four hotels.
The following table summarizes significant dispositions that have been completed through August 5, 2026 (in millions):

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions/Return of Investments in Affiliates
June	2026	Disposition of Sheraton Parsippany Hotel	$8	$12
February	2026	Disposition of Four Seasons Resort and Residences Jackson Hole & Four Seasons Resort Orlando at Walt Disney World® Resort⁽²⁾	1,035	1,100
January	2026	Disposition of The St. Regis Houston	51	51
		Total dispositions	$1,094	$1,163
___________
(1)Proceeds are net of transfer taxes, other sales costs, and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)The net proceeds of $1,035 million related to the sale of the two Four Seasons properties is estimated, as proration amounts have not been finalized. The unaudited condensed consolidated statements of cash flows reflect $1,018 million of the estimated net proceeds received through the second quarter of 2026.
Cash Used in Financing Activities. Year-to-date in 2026, net cash used in financing activities was $476 million compared to $583 million for year-to-date in 2025. Cash used in financing activities in both 2026 and 2025 primarily related to the payment of common stock dividends and common stock repurchases.
The following table summarizes significant equity transactions that have been completed through August 5, 2026 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - July	2026	Dividend payments⁽¹⁾⁽²⁾	$(1,007)
January - March	2026	Repurchase of 4.0 million shares of Host Inc. common stock	(75)
		Cash payments on equity transactions	$(1,082)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $1,021 million to its common OP unit holders.
(2)Includes the fourth quarter 2025 dividend that was paid in January 2026.
Debt
As of June 30, 2026, our total debt was $5.1 billion, with a weighted average interest rate of 4.8% and a weighted average maturity of 4.7 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.

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
At June 30, 2026, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	1.9x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.7x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.4x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of June 30, 2026:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	455%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.3x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2025.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of June 30, 2026, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On May 6, 2026, Host Inc.'s Board of Directors announced a second quarter cash dividend of $0.92 per share on Host Inc.'s common stock, consisting of a regular quarterly dividend of $0.20 per share and a special dividend of $0.72 per share. The dividend was paid on July 15, 2026 to stockholders of record on June 30, 2026. All future dividends are subject to Board approval.
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
Of the 75 hotels that we owned as of June 30, 2026, 74 have been classified as comparable hotels. The operating results of the following properties that we owned as of June 30, 2026 are excluded from comparable hotel results for these periods:
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Net income⁽¹⁾	$241	$225	$742	$476
Interest expense	58	58	117	115
Depreciation and amortization	189	195	379	391
Income taxes	18	27	35	26
EBITDA⁽¹⁾	506	505	1,273	1,008
(Gain) loss on dispositions⁽²⁾	1	(21)	(241)	(21)
Non-cash impairment expense	4	—	4	—
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(4)	(11)	(14)
Pro rata EBITDAre of equity investments⁽³⁾	15	11	31	26
EBITDAre⁽¹⁾	519	491	1,056	999
Adjustments to EBITDAre:
Non-cash stock-based compensation expense	6	5	12	11
Adjusted EBITDAre⁽¹⁾	$525	$496	$1,068	$1,010
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended June 30, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Reflects the sale of four hotels in 2026, including the sale of the Sheraton Parsippany Hotel in the second quarter, and one hotel in 2025.
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
•Severance Expense – In certain circumstances, we will add back hotel-level severance expenses when we do not believe that such expenses are reflective of the ongoing operation of our properties. Situations that would result in a severance add back include, but are not limited to, (i) costs incurred as part of a broad-based reconfiguration of the operating model with the specific hotel operator for a portfolio of hotels and (ii) costs incurred at a specific hotel due to a broad-based and significant reconfiguration of a hotel and/or its workforce. We do not add back corporate-level severance costs or severance costs at an individual hotel that we consider to be incurred in the normal course of business.
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
(in millions, except per share amount)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Net income⁽¹⁾	$241	$225	$742	$476
Less: Net income attributable to non-controlling interests	(4)	(4)	(11)	(7)
Net income attributable to Host Inc.	237	221	731	469
Adjustments:
(Gain) loss on dispositions⁽²⁾	1	(21)	(241)	(21)
Tax on dispositions	—	—	5	—
Depreciation and amortization	189	195	378	390
Non-cash impairment expense	4	—	4	—
Equity investment adjustments:
Equity in earnings of affiliates	(7)	(4)	(11)	(14)
Pro rata FFO of equity investments⁽³⁾	8	6	19	16
Consolidated partnership adjustments:
FFO adjustment for non-controlling interests of Host L.P.	(3)	(2)	(2)	(5)
NAREIT FFO⁽¹⁾	429	395	883	835
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense	6	5	12	11
Adjusted FFO⁽¹⁾	$435	$400	$895	$846

For calculation on a per share basis:(4)

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	687.0	693.9	688.1	696.7
Diluted earnings per common share	$0.35	$0.32	$1.06	$0.67
NAREIT FFO per diluted share	$0.62	$0.57	$1.28	$1.20
Adjusted FFO per diluted share	$0.63	$0.58	$1.30	$1.21
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended June 30,		Year-to-date ended June 30,
	2026	2025	2026	2025
Number of hotels	74	74	74	74
Number of rooms	40,974	40,974	40,974	40,974
Change in comparable hotel Total RevPAR	5.9%	—	5.3%	—
Change in comparable hotel RevPAR	7.0%	—	5.7%	—
Operating profit margin⁽¹⁾	17.9%	17.5%	18.6%	17.7%
Comparable hotel EBITDA margin⁽¹⁾	31.9%	31.3%	32.3%	31.7%
Food and beverage profit margin⁽¹⁾	35.7%	34.5%	36.3%	35.2%
Comparable hotel food and beverage profit margin⁽¹⁾	35.5%	35.2%	36.4%	35.8%

Net income	$241	$225	$742	$476
Depreciation and amortization	193	195	383	391
Interest expense	58	58	117	115
Provision for income taxes	18	27	35	26
Gain on sale of property and corporate level income/expense	5	(8)	(225)	1
Property transaction adjustments⁽²⁾	—	(24)	(11)	(58)
Non-comparable hotel results, net⁽³⁾	(10)	(12)	(27)	(18)
Condominium sales(4)	(8)	—	(12)	—
Comparable hotel EBITDA	$497	$461	$1,002	$933
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended June 30, 2026						Quarter ended June 30, 2025
		Adjustments						Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Condominium sales ⁽[4]⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$954	$(2)	$(13)	$—	$—	$939	$949	$(62)	$(10)	$—	$877
Food and beverage	484	(1)	(9)	—	—	474	478	(25)	(5)	—	448
Other	149	—	(4)	—	—	145	159	(12)	(1)	—	146
Condominium sales	53	—	—	(53)	—	—	—	—	—	—	—
Total revenues	1,640	(3)	(26)	(53)	—	1,558	1,586	(99)	(16)	—	1,471
Expenses
Room	231	(1)	(3)	—	—	227	233	(14)	(2)	—	217
Food and beverage	311	(1)	(4)	—	—	306	313	(20)	(3)	—	290
Other	539	(1)	(9)	(1)	—	528	552	(41)	(8)	—	503
Depreciation and amortization	193	—	—	—	(193)	—	195	—	—	(195)	—
Cost of goods sold	44	—	—	(44)	—	—	—	—	—	—	—
Corporate and other expenses	29	—	—	—	(29)	—	25	—	—	(25)	—
Net gain on insurance settlements	—	—	—	—	—	—	(9)	—	9	—	—
Total expenses	1,347	(3)	(16)	(45)	(222)	1,061	1,309	(75)	(4)	(220)	1,010
Operating Profit - Comparable hotel EBITDA	$293	$—	$(10)	$(8)	$222	$497	$277	$(24)	$(12)	$220	$461

	Year-to-date ended June 30, 2026						Year-to-date ended June 30, 2025
		Adjustments						Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Condominium sales (4)	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$1,897	$(32)	$(25)	$—	$—	$1,840	$1,887	$(135)	$(13)	$—	$1,739
Food and beverage	1,001	(16)	(16)	—	—	969	981	(56)	(5)	—	920
Other	308	(7)	(8)	—	—	293	312	(25)	(1)	—	286
Condominium sales	79	—	—	(79)	—	—	—	—	—	—	—
Total revenues	3,285	(55)	(49)	(79)	—	3,102	3,180	(216)	(19)	—	2,945
Expenses
Room	455	(7)	(5)	—	—	443	458	(28)	(3)	—	427
Food and beverage	638	(12)	(9)	—	—	617	636	(42)	(4)	—	590
Other	1,082	(25)	(15)	(2)	—	1,040	1,096	(88)	(13)	—	995
Depreciation and amortization	383	—	—	—	(383)	—	391	—	—	(391)	—
Cost of goods sold	65	—	—	(65)	—	—	—	—	—	—	—
Corporate and other expenses	57	—	—	—	(57)	—	56	—	—	(56)	—
Net gain on insurance settlements	(7)	—	7	—	—	—	(19)	—	19	—	—
Total expenses	2,673	(44)	(22)	(67)	(440)	2,100	2,618	(158)	(1)	(447)	2,012
Operating Profit - Comparable hotel EBITDA	$612	$(11)	$(27)	$(12)	$440	$1,002	$562	$(58)	$(18)	$447	$933

(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of June 30, 2026, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of June 30, 2026.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds covering lost revenues while the property was considered non-comparable.

(4)Includes revenues and costs, including marketing and administrative expenses of approximately $1 million and $2 million for the quarter and year-to-date ended June 30, 2026, respectively, related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of June 30, 2026 and December 31, 2025, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of June 30, 2026, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. No foreign currency hedging transactions were entered into during the first half of 2026. We currently have two foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2026. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	$—	—	$405
May 1, 2026 - May 31, 2026	—	—	—	405
June 1, 2026 - June 30, 2026	—	—	—	405
Total	—	$—	—	$405
___________
*    Prices shown are exclusive of commissions paid.
Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1, 2026 - April 30, 2026	—	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
May 1, 2026 - May 31, 2026	27,502	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
June 1, 2026 - June 30, 2026	3,243	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	30,745			—	—
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

10.13
Amendment No. 1 to Distribution Agreement, dated May 27, 2026, between Host Hotels & Resorts, Inc., J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, each in their capacities as Agents and/or Forward Sellers (as applicable), and JPMorgan Chase Bank, National Association, Bank of America, N.A., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, The Bank of Nova Scotia, Truist Bank and Wells Fargo Bank, National Association, each in their capacities as Forward Purchasers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Host Hotels & Resorts, Inc., filed on May 28, 2026).

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
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended June 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
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

HOST HOTELS & RESORTS, INC.

August 7, 2026	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

August 7, 2026	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.