Form 10-Q
period 2026-09-30
HOST HOTELS & RESORTS, INC.; HOST HOTELS & RESORTS L.P.
filed 2026-11-06
CIK 1070750, 1061937

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________________________________________________________________________________________________________________________
FORM 10-Q
☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2026
OR
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
As of November 4, 2026, there were 685,156,063 shares of Host Hotels & Resorts, Inc.’s common stock, $0.01 par value per share, outstanding.

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

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2026 and December 31, 2025
(in millions, except share and per share amounts)

	September 30, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,625	$10,636
Right-of-use assets	557	560
Assets held for sale	—	34
Due from managers	50	39
Advances to and investments in affiliates	310	259
Furniture, fixtures and equipment replacement fund	157	167
Notes receivable	114	114
Other	448	472
Cash and cash equivalents	1,492	768
Total assets	$12,753	$13,049

LIABILITIES, NON-CONTROLLING INTERESTS AND EQUITY
Debt
Senior notes	$3,992	$3,986
Credit facility, including the term loans of $1,000 and $999, respectively	999	996
Mortgage and other debt	93	95
Total debt	5,084	5,077
Lease liabilities	561	563
Accounts payable and accrued expenses	286	355
Due to managers	33	76
Other	233	246
Total liabilities	6,197	6,317

Redeemable non-controlling interests - Host Hotels & Resorts, L.P.	211	171

Host Hotels & Resorts, Inc. stockholders’ equity:
Common stock, par value $0.01, 1,050 million shares authorized, 685.1 million shares and 687.8 million shares issued and outstanding, respectively	7	7
Additional paid-in capital	7,180	7,289
Accumulated other comprehensive loss	(66)	(68)
Deficit	(780)	(670)
Total equity of Host Hotels & Resorts, Inc. stockholders	6,341	6,558
Non-redeemable non-controlling interests—other consolidated partnerships	4	3
Total equity	6,345	6,561
Total liabilities, non-controlling interests and equity	$12,753	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions, except per share amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
REVENUES
Rooms	$841	$826	$2,738	$2,713
Food and beverage	367	364	1,368	1,345
Other	132	141	440	453
Condominium sales	7	—	86	—
Total revenues	1,347	1,331	4,632	4,511
EXPENSES
Rooms	225	222	680	680
Food and beverage	273	278	911	914
Other departmental and support expenses	355	357	1,099	1,096
Management fees	56	52	197	191
Other property-level expenses	94	103	291	321
Depreciation and amortization	187	196	570	587
Cost of goods sold	6	—	71	—
Corporate and other expenses	30	27	87	83
Net gain on insurance settlements	—	(5)	(7)	(24)
Total operating costs and expenses	1,226	1,230	3,899	3,848
OPERATING PROFIT	121	101	733	663
Interest income	17	7	47	22
Interest expense	(59)	(60)	(176)	(175)
Other gains (losses)	(6)	122	235	148
Equity in earnings of affiliates	5	2	16	16
INCOME BEFORE INCOME TAXES	78	172	855	674
Provision for income taxes	(7)	(9)	(42)	(35)
NET INCOME	71	163	813	639
Less: Net income attributable to non-controlling interests	(1)	(2)	(12)	(9)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$70	$161	$801	$630
Basic earnings per common share	$0.10	$0.23	$1.17	$0.91
Diluted earnings per common share	$0.10	$0.23	$1.16	$0.91

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
NET INCOME	$71	$163	$813	$639
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(1)	1	8
Change in fair value of derivative instruments	—	1	1	1
Amounts reclassified from other comprehensive income	—	7	—	7
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	7	2	16
COMPREHENSIVE INCOME	71	170	815	655
Less: Comprehensive income attributable to non-controlling interests	(1)	(2)	(12)	(9)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, INC.	$70	$168	$803	$646

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions)

	Year-to-date ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$813	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	587
Amortization of finance costs, discounts and premiums, net	9	9
Non-cash stock-based compensation expense	19	16
Other gains	(235)	(148)
Equity in earnings of affiliates	(16)	(16)
Change in due from/to managers	(18)	(60)
Distributions from investments in affiliates	15	15
Property insurance proceeds - remediation costs	2	—
Payments for inventory costs	(17)	(67)
Decrease in inventory for units sold	63	—
Changes in other assets	2	(7)
Changes in other liabilities	(17)	(1)
Net cash provided by operating activities	1,190	967

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,078	121
Proceeds from loan receivable	—	79
Return of investments in affiliates	18	3
Advances to and investments in affiliates	(52)	(65)
Acquisitions	(10)	—
Capital expenditures:
Renewals and replacements	(218)	(270)
Return on investment	(174)	(184)
Property insurance proceeds	—	16
Net cash provided by (used in) investing activities	642	(300)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	494
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Common stock repurchases	(75)	(205)
Dividends on common stock	(1,007)	(486)
Distributions and payments to non-controlling interests	(15)	(7)
Other financing activities	(17)	(13)
Net cash used in financing activities	(1,116)	(723)
Effects of exchange rate changes on cash held	(2)	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	714	(52)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,651	$746

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$1,492	$539
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	157	205
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,651	$746
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2026	2025
Total interest paid	$154	$170
Income taxes paid	$18	$9
Supplemental schedule of noncash investing and financing activities:
In connection with the sale of Washington Marriott at Metro Center in August 2025, we issued a $114 million loan to the buyer. The proceeds received from the sale are net of this loan.

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
September 30, 2026 and December 31, 2025
(in millions)

	September 30, 2026	December 31, 2025
	unaudited
ASSETS
Property and equipment, net	$9,625	$10,636
Right-of-use assets	557	560
Assets held for sale	—	34
Due from managers	50	39
Advances to and investments in affiliates	310	259
Furniture, fixtures and equipment replacement fund	157	167
Notes receivable	114	114
Other	448	472
Cash and cash equivalents	1,492	768
Total assets	$12,753	$13,049

LIABILITIES, LIMITED PARTNERSHIP INTERESTS OF THIRD PARTIES AND CAPITAL
Debt
Senior notes	$3,992	$3,986
Credit facility, including the term loans of $1,000 and $999, respectively	999	996
Mortgage and other debt	93	95
Total debt	5,084	5,077
Lease liabilities	561	563
Accounts payable and accrued expenses	286	355
Due to managers	33	76
Other	233	246
Total liabilities	6,197	6,317

Limited partnership interests of third parties	211	171

Host Hotels & Resorts, L.P. capital:
General partner	1	1
Limited partner	6,406	6,625
Accumulated other comprehensive loss	(66)	(68)
Total Host Hotels & Resorts, L.P. capital	6,341	6,558
Non-controlling interests—consolidated partnerships	4	3
Total capital	6,345	6,561
Total liabilities, limited partnership interests of third parties and capital	$12,753	$13,049

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Quarter and Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions, except per unit amounts)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
REVENUES
Rooms	$841	$826	$2,738	$2,713
Food and beverage	367	364	1,368	1,345
Other	132	141	440	453
Condominium sales	7	—	86	—
Total revenues	1,347	1,331	4,632	4,511
EXPENSES
Rooms	225	222	680	680
Food and beverage	273	278	911	914
Other departmental and support expenses	355	357	1,099	1,096
Management fees	56	52	197	191
Other property-level expenses	94	103	291	321
Depreciation and amortization	187	196	570	587
Cost of goods sold	6	—	71	—
Corporate and other expenses	30	27	87	83
Net gain on insurance settlements	—	(5)	(7)	(24)
Total operating costs and expenses	1,226	1,230	3,899	3,848
OPERATING PROFIT	121	101	733	663
Interest income	17	7	47	22
Interest expense	(59)	(60)	(176)	(175)
Other gains (losses)	(6)	122	235	148
Equity in earnings of affiliates	5	2	16	16
INCOME BEFORE INCOME TAXES	78	172	855	674
Provision for income taxes	(7)	(9)	(42)	(35)
NET INCOME	71	163	813	639
Less: Net income attributable to non-controlling interests	—	(1)	(1)	(1)
NET INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$71	$162	$812	$638
Basic earnings per common unit	$0.10	$0.24	$1.19	$0.93
Diluted earnings per common unit	$0.10	$0.24	$1.19	$0.93

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Quarter and Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
NET INCOME	$71	$163	$813	$639
OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation and other comprehensive income (loss) of unconsolidated affiliates	—	(1)	1	8
Change in fair value of derivative instruments	—	1	1	1
Amounts reclassified from other comprehensive income	—	7	—	7
OTHER COMPREHENSIVE INCOME, NET OF TAX	—	7	2	16
COMPREHENSIVE INCOME	71	170	815	655
Less: Comprehensive income attributable to non-controlling interests	—	(1)	(1)	(1)
COMPREHENSIVE INCOME ATTRIBUTABLE TO HOST HOTELS & RESORTS, L.P.	$71	$169	$814	$654

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Year-to-date ended September 30, 2026 and 2025
(unaudited, in millions)

	Year-to-date ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$813	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	570	587
Amortization of finance costs, discounts and premiums, net	9	9
Non-cash stock-based compensation expense	19	16
Other gains	(235)	(148)
Equity in earnings of affiliates	(16)	(16)
Change in due from/to managers	(18)	(60)
Distributions from investments in affiliates	15	15
Property insurance proceeds - remediation costs	2	—
Payments for inventory costs	(17)	(67)
Decrease in inventory for units sold	63	—
Changes in other assets	2	(7)
Changes in other liabilities	(17)	(1)
Net cash provided by operating activities	1,190	967

INVESTING ACTIVITIES
Proceeds from sales of assets, net	1,078	121
Proceeds from loan receivable	—	79
Return of investments in affiliates	18	3
Advances to and investments in affiliates	(52)	(65)
Acquisitions	(10)	—
Capital expenditures:
Renewals and replacements	(218)	(270)
Return on investment	(174)	(184)
Property insurance proceeds	—	16
Net cash provided by (used in) investing activities	642	(300)

FINANCING ACTIVITIES
Financing costs	—	(4)
Issuances of debt	—	494
Repurchase/redemption of senior notes	—	(500)
Mortgage debt and other prepayments and scheduled maturities	(2)	(2)
Repurchase of common OP units	(75)	(205)
Distributions on common OP units	(1,021)	(492)
Distributions and payments to non-controlling interests	(1)	(1)
Other financing activities	(17)	(13)
Net cash used in financing activities	(1,116)	(723)
Effects of exchange rate changes on cash held	(2)	4
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS AND RESTRICTED CASH	714	(52)
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF PERIOD	937	798
CASH AND CASH EQUIVALENTS AND RESTRICTED CASH, END OF PERIOD	$1,651	$746

See notes to condensed consolidated financial statements.

HOST HOTELS & RESORTS, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
Year-to-date ended September 30, 2026 and 2025
(unaudited)
Supplemental disclosure of cash flow information (in millions):
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on the balance sheet to the amount shown in the statements of cash flows:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$1,492	$539
Restricted cash (included in other assets)	2	2
Cash included in furniture, fixtures and equipment replacement fund	157	205
Total cash and cash equivalents and restricted cash shown in the statements of cash flows	$1,651	$746
The following table presents cash paid for the following:

	Year-to-date ended September 30,
	2026	2025
Total interest paid	$154	$170
Income taxes paid	$18	$9
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.    Organization
Description of Business
Host Hotels & Resorts, Inc. operates as a self-managed and self-administered real estate investment trust (“REIT”), with its operations conducted solely through Host Hotels & Resorts, L.P. and its subsidiaries. Host Hotels & Resorts, L.P., a Delaware limited partnership, operates through an umbrella partnership structure, with Host Hotels & Resorts, Inc., a Maryland corporation, as its sole general partner. In the notes to these unaudited condensed consolidated financial statements, we use the terms “we” or “our” to refer to Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. together, unless the context indicates otherwise. We also use the term “Host Inc.” to refer specifically to Host Hotels & Resorts, Inc., and the term “Host L.P.” to refer specifically to Host Hotels & Resorts, L.P. in cases where it is important to distinguish between Host Inc. and Host L.P. As of September 30, 2026, Host Inc. holds approximately 99% of Host L.P.’s partnership interests.
Consolidated Portfolio
As of September 30, 2026, our consolidated portfolio, primarily consisting of luxury and upper upscale hotels, is located in the following countries:

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
In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary to present fairly our financial position as of September 30, 2026, the results of our operations for the quarter and year-to-date ended September 30, 2026 and 2025, and cash flows for the year-to-date ended September 30, 2026 and 2025. Interim results are not necessarily indicative of full year performance because of the effect of seasonal variations.
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

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Net income	$71	$163	$813	$639
Less: Net income attributable to non-controlling interests	(1)	(2)	(12)	(9)
Net income attributable to Host Inc.	$70	$161	$801	$630

Basic weighted average shares outstanding	685.1	687.5	685.9	692.6
Assuming distribution of common shares granted under the comprehensive stock plans, less shares assumed purchased at market	2.2	2.0	2.1	1.9
Diluted weighted average shares outstanding	687.3	689.5	688.0	694.5
Basic earnings per common share	$0.10	$0.23	$1.17	$0.91
Diluted earnings per common share	$0.10	$0.23	$1.16	$0.91
The calculation of Host L.P. basic and diluted earnings per common unit is shown below (in millions, except per unit amounts):

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Net income	$71	$163	$813	$639
Less: Net income attributable to non-controlling interests	—	(1)	(1)	(1)
Net income attributable to Host L.P.	$71	$162	$812	$638

Basic weighted average units outstanding	680.0	681.8	680.8	687.0
Assuming distribution of common units granted under the comprehensive stock plans, less units assumed purchased at market	2.1	1.9	2.1	1.9
Diluted weighted average units outstanding	682.1	683.7	682.9	688.9
Basic earnings per common unit	$0.10	$0.24	$1.19	$0.93
Diluted earnings per common unit	$0.10	$0.24	$1.19	$0.93

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
By Location. The following table presents hotel revenues for each of the geographic locations in our consolidated hotel portfolio (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
Location	2026	2025	2026	2025
San Diego	$131	$124	$402	$387
Florida Gulf Coast	75	63	394	339
New York	133	122	377	350
Maui	110	98	339	314
San Francisco/San Jose	102	93	338	301
Phoenix	40	59	264	275
Orlando	63	95	260	372
Washington, D.C. (Central Business District)	71	65	240	253
Miami	46	42	226	202
Oahu	52	51	153	150
Boston	47	42	126	118
Jacksonville	37	34	122	112
Chicago	49	46	118	110
Los Angeles/Orange County	35	35	107	105
Houston	29	30	97	108
Nashville	33	29	97	92
San Antonio	28	26	96	91
Seattle	38	36	88	87
Northern Virginia	25	22	77	71
Denver	29	29	76	76
New Orleans	22	18	73	78
Philadelphia	24	23	69	66
Austin	18	12	64	49
Atlanta	19	16	59	54
Other	51	93	199	276
Domestic	1,307	1,303	4,461	4,436
International	33	28	85	75
Total	$1,340	$1,331	$4,546	$4,511

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
For the quarter and year-to-date ended September 30, 2026, we had $7 million and $86 million, respectively, of revenues related to sales of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort that are excluded from the table above.
5.    Property and Equipment
Property and equipment consists of the following (in millions):

	September 30, 2026	December 31, 2025
Land and land improvements	$2,274	$2,431
Buildings and leasehold improvements	15,150	15,745
Furniture and equipment	2,691	2,717
Construction in progress	281	271
	20,396	21,164
Less accumulated depreciation and amortization	(10,771)	(10,528)
	$9,625	$10,636
6.    Equity of Host Inc. and Capital of Host L.P.
Equity of Host Inc.
The components of the equity of Host Inc. are as follows (in millions):

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2025	$7	$7,289	$(68)	$(670)	$3	$6,561	$171
Net income	—	—	—	801	1	802	11
Changes in ownership and other	—	(42)	—	—	1	(41)	42
Other comprehensive income	—	—	2	—	—	2	—
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(911)	—	(911)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(13)
Repurchase of common stock	—	(75)	—	—	—	(75)	—
Balance, September 30, 2026	$7	$7,180	$(66)	$(780)	$4	$6,345	$211

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2026	$7	$7,159	$(66)	$(712)	$4	$6,392	$226
Net income	—	—	—	70	—	70	1
Changes in ownership and other	—	14	—	—	1	15	(14)
Issuance of common stock for comprehensive stock plans, net	—	7	—	—	—	7	—
Dividends declared on common stock	—	—	—	(138)	—	(138)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(2)
Balance, September 30, 2026	$7	$7,180	$(66)	$(780)	$4	$6,345	$211

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, December 31, 2024	$7	$7,462	$(83)	$(777)	$3	$6,612	$165
Net income	—	—	—	630	1	631	8
Changes in ownership and other	—	19	—	—	—	19	(19)
Other comprehensive income	—	—	16	—	—	16	—
Issuance of common stock for comprehensive stock plans, net	—	8	—	—	—	8	—
Dividends declared on common stock	—	—	—	(416)	—	(416)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(5)
Repurchase of common stock	—	(205)	—	—	—	(205)	—
Balance, September 30, 2025	$7	$7,284	$(67)	$(563)	$3	$6,664	$149

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Deficit	Non-redeemable, non-controlling interests	Total equity	Redeemable, non-controlling interests
Balance, June 30, 2025	$7	$7,290	$(74)	$(585)	$3	$6,641	$136
Net income	—	—	—	161	1	162	1
Changes in ownership and other	—	(12)	—	—	—	(12)	13
Other comprehensive income	—	—	7	—	—	7	—
Issuance of common stock for comprehensive stock plans, net	—	6	—	—	—	6	—
Dividends declared on common stock	—	—	—	(139)	—	(139)	—
Distributions to non-controlling interests	—	—	—	—	(1)	(1)	(1)
Balance, September 30, 2025	$7	$7,284	$(67)	$(563)	$3	$6,664	$149
Capital of Host L.P.
As of September 30, 2026, Host Inc. is the owner of approximately 99% of Host L.P.’s common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock, based on the conversion ratio of 1.021494 shares of Host Inc. common stock for each common OP unit.
In exchange for any shares issued by Host Inc., Host L.P. will issue common OP units to Host Inc. based on the applicable conversion ratio. Additionally, funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P.
The components of the Capital of Host L.P. are as follows (in millions):

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2025	$1	$6,625	$(68)	$3	$6,561	$171
Net income	—	801	—	1	802	11
Changes in ownership and other	—	(42)	—	1	(41)	42
Other comprehensive income	—	—	2	—	2	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(911)	—	—	(911)	(13)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(75)	—	—	(75)	—
Balance, September 30, 2026	$1	$6,406	$(66)	$4	$6,345	$211

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2026	$1	$6,453	$(66)	$4	$6,392	$226
Net income	—	70	—	—	70	1
Changes in ownership and other	—	14	—	1	15	(14)
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	7	—	—	7	—
Distributions declared on common OP units	—	(138)	—	—	(138)	(2)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Balance, September 30, 2026	$1	$6,406	$(66)	$4	$6,345	$211

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, December 31, 2024	$1	$6,691	$(83)	$3	$6,612	$165
Net income	—	630	—	1	631	8
Changes in ownership and other	—	19	—	—	19	(19)
Other comprehensive income	—	—	16	—	16	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	8	—	—	8	—
Distributions declared on common OP units	—	(416)	—	—	(416)	(5)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Repurchase of common OP units	—	(205)	—	—	(205)	—
Balance, September 30, 2025	$1	$6,727	$(67)	$3	$6,664	$149

	General Partner	Limited Partner	Accumulated Other Comprehensive Loss	Non-controlling interests	Total capital	Limited partnership interests of third parties
Balance, June 30, 2025	$1	$6,711	$(74)	$3	$6,641	$136
Net income	—	161	—	1	162	1
Changes in ownership and other	—	(12)	—	—	(12)	13
Other comprehensive income	—	—	7	—	7	—
Issuance of common OP units to Host Inc. for comprehensive stock plans, net	—	6	—	—	6	—
Distributions declared on common OP units	—	(139)	—	—	(139)	(1)
Distributions to non-controlling interests	—	—	—	(1)	(1)	—
Balance, September 30, 2025	$1	$6,727	$(67)	$3	$6,664	$149

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Share Repurchases
There were no share repurchases during the third quarter of 2026. For the year-to-date ended September 30, 2026, we repurchased 4.0 million shares of Host Inc. common stock at an average price of $18.97 per share, exclusive of commissions, through our common share repurchase program for a total of $75 million. As of September 30, 2026, there was $405 million available for repurchases under our common share repurchase program.
Issuance of Common Stock
As of September 30, 2026, there was $600 million of remaining capacity to issue common shares of Host Inc. under our "at the market" distribution agreement. There were no shares issued during year-to-date 2026.
Dividends/Distributions
On September 15, 2026, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on its common stock. The dividend was paid on October 15, 2026 to stockholders of record as of September 30, 2026. Accordingly, Host L.P. made a distribution of $0.2042988 per unit on its common OP units based on the current conversion ratio.
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
The fair value of certain financial assets and financial liabilities is shown below (in millions):

	September 30, 2026		December 31, 2025
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Notes receivable (Level 2)	$114	$113	$114	$113
Financial liabilities
Senior notes (Level 1)	3,992	3,793	3,986	4,001
Credit facility (Level 2)	999	1,000	996	1,000
Mortgage debt (Level 2)	93	93	95	93
8.    Geographic and Business Segment Information
Our chief operating decision maker ("CODM") is our chief executive officer. We consider each one of our hotels to be an operating segment, as we allocate resources and assess operating performance based on individual hotels. All of our hotels meet the aggregation criteria for segment reporting, and our other real estate investment activities (primarily our condominium sales, equity method investments, retail spaces and office buildings) are immaterial. As such, we report one segment: hotel ownership. Our consolidated foreign operations

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
consist of hotels in two countries as of September 30, 2026. There were no intersegment sales during the periods presented.
The following table presents total revenues and property and equipment, net, for each of the geographical areas in which we operate (in millions):

	Total Revenues				Property and Equipment, net
	Quarter ended September 30,		Year-to-date ended September 30,		September 30, 2026	December 31, 2025
	2026	2025	2026	2025
United States	$1,314	$1,303	$4,547	$4,436	$9,563	$10,575
Brazil	8	6	24	20	30	30
Canada	25	22	61	55	32	31
Total	$1,347	$1,331	$4,632	$4,511	$9,625	$10,636
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
The following table presents revenues, significant expenses, and EBITDA for our reportable segment (in millions):

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Quarter ended September 30, 2026		Quarter ended September 30, 2025
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$841	$841	$826	$826
Food and beverage	367	367	364	364
Other	132	132	141	141
Condominium sales	7	7	—	—
Total revenues	1,347	1,347	1,331	1,331
Expenses
Rooms	225	225	222	222
Food and beverage	273	273	278	278
Other departmental and support expenses	355	355	357	357
Management fees	56	56	52	52
Other property-level expenses	94	94	103	103
Cost of goods sold	6	6	—	—
Other segment items (1)	—	—	(5)	(5)
Segment EBITDA	338	338	324	324
Adjustments and reconciling items:
Depreciation and amortization		(187)		(196)
Corporate and other expenses		(30)		(27)
Interest income		17		7
Interest expense		(59)		(60)
Other gains (losses)		(6)		122
Equity in earnings of affiliates		5		2
Provision for income taxes		(7)		(9)
Consolidated Net Income		$71		$163
_____________
(1)Other segment items consist of gain on business interruption proceeds for the third quarter of 2025. This amount, combined with net gain on property insurance settlements (if any), makes up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Year-to-date ended September 30, 2026		Year-to-date ended September 30, 2025
	Hotel Ownership	Total	Hotel Ownership	Total
Revenues
Rooms	$2,738	$2,738	$2,713	$2,713
Food and beverage	1,368	1,368	1,345	1,345
Other	440	440	453	453
Condominium sales	86	86	—	—
Total revenues	4,632	4,632	4,511	4,511
Expenses
Rooms	680	680	680	680
Food and beverage	911	911	914	914
Other departmental and support expenses	1,099	1,099	1,096	1,096
Management fees	197	197	191	191
Other property-level expenses	291	291	321	321
Cost of goods sold	71	71	—	—
Other segment items (1)	(7)	(7)	(24)	(24)
Segment EBITDA	1,390	1,390	1,333	1,333
Adjustments and reconciling items:
Depreciation and amortization		(570)		(587)
Corporate and other expenses		(87)		(83)
Interest income		47		22
Interest expense		(176)		(175)
Other gains		235		148
Equity in earnings of affiliates		16		16
Provision for income taxes		(42)		(35)
Consolidated Net Income		$813		$639

Capital Expenditures	$392	$392	$454	$454
_____________
(1)Other segment items consist of gain on business interruption proceeds for 2026 and 2025. This amount, combined with net gain on property insurance settlements (if any), makes up the amount of net gain on insurance settlements on our unaudited condensed consolidated statements of operations.
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

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The table below details the historical cost and redemption values for the non-controlling interests of Host L.P.:

	September 30, 2026	December 31, 2025
Common OP units outstanding (millions)	9.2	9.4
Market price per Host Inc. common share	$22.39	$17.73
Shares issuable upon conversion of one common OP unit	1.021494	1.021494
Redemption value (millions)	$211	$171
Historical cost (millions)	89	93
Book value (millions) ⁽¹⁾	211	171
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
At The Don CeSar, our current estimate of the book value of the property and equipment written off and remediation costs is approximately $62 million, for which we have recorded a corresponding insurance receivable of $62 million. As of September 30, 2026, we have received $82 million of insurance proceeds related to these claims, of which $51 million reduced our receivable to $11 million. The remaining $31 million of these proceeds were recognized as a gain on business interruption, which is included in net gain on insurance settlements on our unaudited condensed consolidated statements of operations. We believe our insurance coverage is sufficient to cover substantially all of the property damage and the near-term loss of business in excess of our insurance deductibles.
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
Based on our analysis of legal proceedings with which we and our hotels' managers are currently involved or of which we are currently aware and our experience in resolving similar claims in the past, we have recorded immaterial accruals as of September 30, 2026 related to such claims. We have estimated that, in the aggregate, our losses related to these proceedings will not be material. We are not aware of any matters with a reasonably possible unfavorable outcome for which disclosure of a loss contingency is required. No assurances can be given as to the outcome of any pending legal proceedings.
12.    Subsequent Events
Subsequent to quarter end, the following transactions were completed:

HOST HOTELS & RESORTS, INC., HOST HOTELS & RESORTS, L.P., AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
•On October 14, 2026, we acquired the fee simple interest in the 308-room Renaissance Dallas at Plano Legacy West Hotel for a total purchase price of $172 million;
•On October 30, 2026, we acquired the leasehold interest in the 195-room 1 Hotel Brooklyn Bridge for a total purchase price of $202 million, which is net of $4 million for the furniture, fixtures and equipment replacement funds funded by the seller. The hotel is subject to a ground lease that expires in 2109; and
•On October 21, 2026, we amended and restated our $2.5 billion credit facility, extending the maturity dates of both the revolver and outstanding term loans and maintaining similar terms to the prior facility.

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
•the impact of future U.S. governmental action to address budget deficits through reductions in spending and similar austerity measures, as well as the impact of U.S. government shutdowns, such as the past shutdown of the Department of Homeland Security, the furlough of federal employees, and potential future disruption resulting from the failure of the U.S. Congress to enact future appropriations bills or raise the federal debt ceiling, all of which could reduce the availability of government services and result in the suspension or delay of activities by key agencies that oversee air travel; the occurrence of any of these events may impact government related travel and leisure travel generally due to air traffic delays and the closures of parks or other tourism destinations, resulting in a decrease in demand at our hotels and which could also materially adversely affect U.S. economic conditions, business activity, credit availability and borrowing costs;
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
Operating Results and Outlook
Operating Results
The following table reflects certain line items from our unaudited condensed consolidated statements of operations and significant operating statistics (in millions, except per share and hotel statistics):

Historical Income Statement Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2026	2025		Change	2026	2025		Change
Total revenues	$1,347	$1,331		1.2%	$4,632	$4,511		2.7%
Net income	71	163		(56.4%)	813	639		27.2%
Operating profit	121	101		19.8%	733	663		10.6%
Operating profit margin under GAAP	9.0%	7.6%	140	bps	15.8%	14.7%	110	bps
EBITDAre⁽¹⁾	$340	$314		8.3%	$1,396	$1,313		6.3%
Adjusted EBITDAre⁽¹⁾	347	319		8.8%	1,415	1,329		6.5%
Diluted earnings per common share	0.10	0.23		(56.5%)	1.16	0.91		27.5%
NAREIT FFO per diluted share⁽¹⁾	0.38	0.34		11.8%	1.66	1.54		7.8%
Adjusted FFO per diluted share⁽¹⁾	0.39	0.35		11.4%	1.69	1.56		8.3%

Comparable Hotel Data:
	Quarter ended September 30,				Year-to-date ended September 30,
	2026	2025	Change		2026	2025	Change
Comparable hotel revenues⁽¹⁾	$1,312	$1,222	7.4%		$4,392	$4,149	5.9%
Comparable hotel EBITDA⁽¹⁾	331	297	11.4%		1,327	1,226	8.2%
Comparable hotel EBITDA margin⁽¹⁾	25.2%	24.3%	90	bps	30.2%	29.5%	70	bps
Comparable hotel Total RevPAR⁽¹⁾	$348.19	$324.47	7.3%		$392.74	$371.19	5.8%
Comparable hotel RevPAR⁽¹⁾	219.50	201.71	8.8%		237.21	222.51	6.6%
___________
(1)EBITDAre, Adjusted EBITDAre, NAREIT FFO per diluted share and Adjusted FFO per diluted share and comparable hotel operating results (including hotel revenues and hotel EBITDA and margins) are non-GAAP financial measures within the meaning of the rules of the SEC. See “Non-GAAP Financial Measures” and "Comparable Hotel Operating Statistics and Results" for more information on these measures, including why we believe these supplemental measures are useful, reconciliations to the most directly comparable GAAP measure, and the limitations on the use of these supplemental measures. Additionally, comparable hotel results and statistics are based on 73 comparable hotels as of September 30, 2026 and include adjustments for non-comparable hotels, dispositions and acquisitions. See Comparable Hotel RevPAR Overview for results of the portfolio based on our ownership period, without these adjustments.
Revenues
Total revenues increased $16 million, or 1.2%, and $121 million, or 2.7%, for the third quarter and year-to-date 2026, respectively, as compared to 2025. In the quarter, growth in revenues reflects a comparable hotel RevPAR increase of 8.8%, due to an increase in both room rates and occupancy, reflecting very strong transient demand throughout the quarter, boosted by the World Cup and an increase in business transient demand, in addition to an increase in group bookings, and despite the impacts from an active hurricane season in Hawaii during the quarter. Comparable hotel Total RevPAR increased 7.3% for the third quarter compared to 2025, reflecting the increase in rooms revenue and growth in food and beverage spend. However, the improvements in hotel operations were partially offset by the reduction of $80 million in revenues in the third quarter due to the 2025 and 2026 dispositions of Washington Marriott at Metro Center, St. Regis Houston, the Four Seasons Resort Orlando at Walt Disney World® Resort, the Four Seasons Resort and Residences Jackson Hole, and the Sheraton Parsippany Hotel, and further reduced by the one-month closure of Alila Ventana Big Sur due to wildfire evacuations. In addition, $7 million of revenues were recognized during the third quarter from the sale of one villa in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date, comparable hotel RevPAR and comparable hotel Total RevPAR increased 6.6% and 5.8%, respectively, and total revenues also benefited from a full period of operations following the reopening of The Don CeSar in March 2025.
For the quarter, growth in comparable hotel Total RevPAR was broad-based, with improvements throughout the quarter, demonstrating solid revenue performance. Our Washington, D.C. and Boston markets had strong performances compared to the third quarter of 2025, with increases of 19.0% and 13.4%, respectively, due to improved group and strong leisure demand, driven by special events, including America 250 celebrations, with Washington, D.C. further benefiting from recently completed renovations at certain properties and the associated disruption in 2025. Our Florida Gulf Coast market's 15.8% growth reflected increases in both transient and group business and our Maui market had an increase of 11.8% as the recovery from the 2023 wildfires continues, and despite the impact of several hurricanes and storms during the quarter. Additionally, our Austin market led the portfolio with an increase of 62.4%, primarily due to the impact of large-scale renovation projects recently completed and the associated renovation disruption in 2025, while also seeing stronger leisure and business travel demand. These strong performances were partially offset by comparable hotel Total RevPAR declines in our Phoenix and Los Angeles/Orange County markets of 31.9% and 1.0%, respectively, as both markets were impacted by renovation disruptions, with The Westin Kierland Resort & Spa and The Ritz Carlton, Marina del Rey currently under renovation as part of our second Marriott Transformational Capital Program.
Operating profit
For the third quarter and year-to-date 2026, operating profit margin under GAAP was 9.0% and 15.8%, respectively, an improvement of 140 basis points and 110 basis points, respectively, compared to the same periods in 2025, as improvements in room rates offset increases in wage expense and a $5 million and $17 million decrease in net gains on insurance settlements recognized during the quarter and year-to-date, respectively. Comparable hotel EBITDA margin was 25.2% and 30.2% for the third quarter and year-to-date 2026, respectively, an improvement of 90 basis points and 70 basis points, respectively, reflecting improvements in operations, largely driven by average room rate increases, which offset increases in wage expense and incentive management fees over the same period in 2025.
Net income, Adjusted EBITDAre, Diluted Earnings per Common Share, and Adjusted FFO per share
Net income decreased $92 million for the quarter, due to a decline in gain on asset sales, while improved operations more than offset declines due to the sale of six hotels in 2025 and 2026. Year-to-date in 2026, net income increased $174 million, benefiting from an increase in gain on asset sales. These changes led to a decrease in diluted earnings per share of $0.13, or 56.5%, for the quarter and an increase of $0.25, or 27.5%, for year-to-date. Adjusted EBITDAre, which excludes gain on asset sales, among other items, increased $28 million and $86 million for the third quarter and year-to-date, respectively. Adjusted FFO per diluted share increased $0.04, or 11.4%, and $0.13, or 8.3%, for the quarter and year-to-date, respectively, reflecting the changes in Adjusted EBITDAre and additionally benefiting from share repurchases in 2025 and 2026.
Outlook
Comparable hotel RevPAR increased 8.8% in the third quarter, contributing to 6.6% RevPAR growth year-to-date compared to 2025, driven by a combination of higher average room rates and improved occupancy. These results reflect broad-based strength across transient and group demand. Transient revenue growth was bolstered by special events, including the FIFA World Cup and America 250 celebrations in July, as well as accelerating business travel throughout the quarter. Group revenue growth also benefited from special events, as well as strong performance at our convention hotels driven by corporate groups. For the fourth quarter, we expect favorable group booking pace and sustained average rates to support continued strong performance and a continuation of the trends noted above.
The macroeconomic backdrop remains supportive, with the October 2026 Blue Chip Economic Indicators survey raising its projection for 2026 real GDP growth to approximately 2.3%, supported by business investment and consumer spending. Higher-income households, which represent the majority of the customers at our hotels, remain an important source of discretionary spending and travel demand. However, persistent inflationary pressures, higher long-term interest rates, trade policy developments and geopolitical uncertainty continue to present downside risks to economic growth and travel demand.
Overall hotel supply growth expectations remain below the historical average, although we continue to expect above-average growth in a limited number of markets where our hotels are located. We expect the lodging supply pipeline will remain relatively constrained until the cost of financing and construction eases.
Based on the trends noted, we expect comparable hotel RevPAR growth for the full year 2026 will be approximately 6.75%. We expect year-over-year margin to increase compared to 2025, as rate improvements have been able to offset increases in wage expenses.
As discussed above, the current outlook for the lodging industry remains uncertain due to the potential impacts of macroeconomic conditions, trade policy developments and geopolitical conflicts. Therefore, there can be no assurances as to lodging demand performance for any number of reasons, including, but not limited to, deteriorating macroeconomic conditions or other factors that may adversely impact travel demand.
Strategic Initiatives
Acquisitions. Subsequent to quarter end, we acquired the fee simple interest in the 308-room Renaissance Dallas at Plano Legacy West Hotel for a purchase price of $172 million and acquired the leasehold interest in the 195-room 1 Hotel Brooklyn Bridge for $202 million, which is net of $4 million for the furniture, fixtures and equipment ("FF&E") replacement funds funded by the seller. The 1 Hotel Brooklyn Bridge is subject to a ground lease that expires in 2109.
Financing transactions. Subsequent to quarter end, we amended and restated our $2.5 billion credit facility, extending the maturity dates of both the revolver and outstanding term loans, achieving an improved credit ratings-based pricing grid and maintaining pricing incentives linked to portfolio sustainability initiatives.

We believe that our ability to maintain an investment grade balance sheet and well-laddered maturity schedule is an important factor in our investment strategy. As of September 30, 2026, after taking into account the amended and restated credit facility agreement, our weighted average interest rate is 4.8%, and our weighted average debt maturity is 5.2 years. For a detailed discussion, see “Debt”.
Capital Projects. Year-to-date through the third quarter of 2026, we spent approximately $174 million on return on investment ("ROI") capital projects, including the transformation programs discussed below, $213 million on renewal and replacement projects and $5 million on restoration work related to the Kona Low storm in Hawaii. We previously completed our restoration efforts at The Don CeSar following Hurricanes Helene and Milton, and as of September 30, 2026, we have received total insurance proceeds of $82 million related to our claims, of which $31 million has been recognized as business interruption proceeds.
In collaboration with Hyatt, we initiated a transformational capital program in 2023 on six properties in our portfolio. These investments are intended to position the targeted hotels to compete better in their respective markets while seeking to enhance long-term performance. We expect to invest approximately $125 million to $200 million per year on this program through 2027, for a total investment of approximately $525 million to $550 million. Hyatt has agreed to provide additional priority returns on the agreed upon investments and operating profit guarantees totaling $40 million to offset expected business disruptions. Approximately 93% of the total estimated costs of the program have been spent as of September 30, 2026.
We also reached an agreement with Marriott International in 2025 to complete a second transformational capital program at four properties over a four-year period. These portfolio investments are designed to better position the assets to compete in their respective markets and enhance long-term performance. We expect to spend between $300 million and $350 million through 2029. In exchange, Marriott has provided enhanced owner priority returns on the agreed upon investments and operating profit guarantees of approximately $18 million, which is net of reductions for incentive management fees, to offset expected business disruption. During the third quarter of 2026, we substantially completed the transformational renovation at The Ritz-Carlton Naples, Tiburon.

For full year 2026, we expect total capital expenditures of $550 million to $600 million, consisting of ROI projects of approximately $255 million to $280 million, including approximately $180 million to $195 million for the Marriott and Hyatt transformational capital programs discussed above, and renewal and replacement expenditures of $285 million to $305 million. Additionally, we expect estimated spend of $10 million to $15 million for restoration work at our Hawaii properties following the Kona Low rainstorm in March. Remediation efforts are substantially complete, and the hotels remained operational with isolated instances of water damage. We are still evaluating the complete property and business interruption impacts of the storm, but currently estimate the total property costs to be approximately $20 million to $25 million, which includes remediation costs of approximately $2 million, and completion of restoration efforts in 2027. We expect our insurance coverage to substantially cover the property damage in excess of our insurance deductible.
We completed the construction of 40 condominiums on a five-acre development parcel that are Four Seasons-branded and managed residences at the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date in 2026, we spent $17 million in development costs for this project, completing the villas and final stages of the project. We recognized $7 million of revenues from the sale of one villa during the third quarter of 2026.
Results of Operations
The following table reflects certain line items from our unaudited condensed consolidated statements of operations (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2026	2025	Change	2026	2025	Change
Total revenues	$1,347	$1,331	1.2%	$4,632	$4,511	2.7%
Operating costs and expenses:
Property-level costs ⁽¹⁾	1,190	1,208	(1.5)%	3,748	3,789	(1.1)%
Cost of goods sold (2)	6	—	N/M	71	—	N/M
Corporate and other expenses	30	27	11.1%	87	83	4.8%
Net gain on insurance settlements	—	5	(100.0)%	7	24	(70.8)%
Operating profit	121	101	19.8%	733	663	10.6%
Interest expense	59	60	(1.7)%	176	175	0.6%
Other gains (losses)	(6)	122	(104.9)%	235	148	58.8%
Provision for income taxes	7	9	(22.2)%	42	35	20.0%

Host Inc.:
Net income attributable to non-controlling interests	1	2	(50.0)%	12	9	33.3%
Net income attributable to Host Inc.	70	161	(56.5)%	801	630	27.1%

Host L.P.:
Net income attributable to non-controlling interests	—	1	(100.0)%	1	1	—%
Net income attributable to Host L.P.	71	162	(56.2)%	812	638	27.3%
___________
(1)Amounts represent total operating costs and expenses from our unaudited condensed consolidated statements of operations, less cost of goods sold, corporate and other expenses and net gain on insurance settlements.
(2)Amounts represent the costs related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
N/M = Not meaningful.

Statements of Operations Results and Trends
The following table presents total revenues in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2026	2025	Change	2026	2025	Change
Revenues:
Rooms	$841	$826	1.8%	$2,738	$2,713	0.9%
Food and beverage	367	364	0.8%	1,368	1,345	1.7%
Other	132	141	(6.4%)	440	453	(2.9)%
Condominium sales	7	—	N/M	86	—	N/M
Total revenues	$1,347	$1,331	1.2%	$4,632	$4,511	2.7%
N/M = Not meaningful.
Total revenues for the third quarter and year-to-date increased 1.2% and 2.7%, respectively, compared to 2025, as improvements in hotel operations were partially offset by the reduction of revenues due to the 2025 and 2026 dispositions and the one-month closure of Alila Ventana Big Sur during the third quarter 2026 due to wildfire evacuations. For the remaining portfolio, revenue growth was due to a combination of higher room rates and improved occupancy, driven by both transient and group demand, benefiting from special events and an increase in business travel. Revenues also reflect $7 million and $86 million of condominium sales recognized in the third quarter and year-to-date 2026, respectively, from the sale of condominium units in the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Year-to-date results also benefited from a full first quarter of results at The Don CeSar, which re-opened in March 2025.
Rooms. Total rooms revenues increased $15 million, or 1.8%, and $25 million, or 0.9%, for the third quarter and year-to-date, respectively, compared to 2025, reflecting an increase at our comparable hotels, partially offset by a reduction in rooms revenues due to our 2025 and 2026 dispositions. Rooms revenues at our comparable hotels increased $67 million, or 8.8%, and $166 million, or 6.7%, for the third quarter and year-to-date, respectively, due to an increase in average room rates of 5.7% and 5.0%, respectively, and improved occupancy, driven by both transient and group demand, benefiting from strong event-related demand, accelerating business travel and completed renovations at our properties.
Food and beverage. Total food and beverage ("F&B") revenues increased $3 million, or 0.8%, and $23 million, or 1.7%, for the third quarter and year-to-date, respectively, compared to 2025, reflecting an increase in F&B revenues at our comparable hotels, partially offset by a reduction in F&B revenues due to our 2025 and 2026 dispositions. F&B revenues at our comparable hotels increased $21 million, or 6.2%, and $69 million, or 5.5%, for the third quarter and year-to-date, respectively, driven by growth in banquet and audio-visual revenues from higher group room night volume and strong group contribution.
Other revenues. Total other revenues decreased $9 million, or 6.4%, and $13 million, or 2.9%, for the quarter and year-to-date, respectively, compared to 2025, reflecting the reduction in other revenues due to our 2025 and 2026 dispositions. Other revenues at our comparable hotels increased $2 million, or 1.6%, and $8 million, or 2.0%, for the quarter and year-to-date, respectively, compared to 2025, primarily due to increases in golf and other ancillary revenues, partially offset by a decrease in attrition and cancellation fees.
Condominium sales. We recognized $7 million and $86 million of revenues in the third quarter and year-to-date 2026, respectively, from the sale of four condominium units and eight villas year-to-date, including one villa in the third quarter, at the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.

Property-level Operating Expenses
The following table presents property-level operating expenses in accordance with GAAP and includes all consolidated hotels (in millions, except percentages):

	Quarter ended September 30,			Year-to-date ended September 30,
	2026	2025	Change	2026	2025	Change
Expenses:
Rooms	$225	$222	1.4%	$680	$680	—%
Food and beverage	273	278	(1.8)%	911	914	(0.3)%
Other departmental and support expenses	355	357	(0.6)%	1,099	1,096	0.3%
Management fees	56	52	7.7%	197	191	3.1%
Other property-level expenses	94	103	(8.7)%	291	321	(9.3)%
Depreciation and amortization	187	196	(4.6)%	570	587	(2.9)%
Total property-level operating expenses	$1,190	$1,208	(1.5)%	$3,748	$3,789	(1.1)%
Our operating costs and expenses, which consist of both fixed and variable components, are affected by several factors. Rooms expenses are affected mainly by occupancy, which drives costs related to items such as housekeeping, reservation systems, room supplies, laundry services and front desk costs. Food and beverage expenses correlate closely with food and beverage revenues and are affected by occupancy and the mix of business between banquet, audio-visual and outlet sales. However, the most significant expense for the rooms, food and beverage, and other departmental and support expenses is wages and employee benefits, which comprise approximately 58% of these expenses. For the quarter and year-to-date of 2026, these expenses generally increased approximately 6.0% and 5.5%, respectively, across our portfolio compared to 2025, primarily due to an overall increase in general wage rates and benefits. Wage and benefit rate inflation is expected to be approximately 5% in 2026.
Other property-level expenses consist of property taxes, the amounts and structure of which are highly dependent on local jurisdiction taxing authorities, and property and general liability insurance, all of which do not necessarily increase or decrease based on similar changes in revenues at our hotels.
Rooms. Rooms expenses increased $3 million, or 1.4%, for the quarter and were flat year-to-date, reflecting an increase in rooms expenses at our comparable hotels, which was largely offset for the quarter and fully offset year-to-date by a reduction in rooms expense resulting from our 2025 and 2026 dispositions. Our comparable hotels rooms expenses increased $14 million, or 6.7%, and $30 million, or 4.7%, for the quarter and year-to-date, respectively, driven by an overall increase in wage rates, partially offset by rooms productivity improvements.
Food and beverage. F&B expenses decreased $5 million, or 1.8%, and $3 million, or 0.3%, for the quarter and year-to-date, respectively, as the reduction in F&B expenses due to our 2025 and 2026 dispositions offset increases in F&B expenses at our comparable hotels of $12 million, or 4.7%, and $37 million, or 4.4%, respectively, and year-to-date also included incremental expenses following the reopening of The Don CeSar in March 2025. The increases at our comparable hotels reflect increased F&B revenues, though overall, F&B costs as a percentage of revenues declined year-over-year as a result of productivity improvements and a more favorable mix of F&B business between banquet, audio-visual and outlet sales.
Other departmental and support expenses. Other departmental and support expenses decreased $2 million, or 0.6%, for the quarter and increased $3 million, or 0.3%, year-to-date, driven by a reduction in expenses due to our 2025 and 2026 dispositions, which were partially offset for the quarter and more than offset year-to-date by the growth in these expenses at our comparable hotels. The increases at our comparable hotels of $21 million, or 6.5%, and $61 million, or 6.1%, for the quarter and year-to-date, respectively, were primarily due to higher wage expense and utility cost growth in certain markets.
Management fees. Total management fees increased $4 million, or 7.7%, and $6 million, or 3.1%, for the quarter and year-to-date, respectively. Base management fees, which generally are calculated as a percentage of total revenues, increased $1 million for both the quarter and year-to-date. Incentive management fees, which generally are based on the amount of operating profit at each hotel after we receive a priority return on our investment, increased $3 million, or 18.8%, and $5 million, or 7.5%, for the quarter and year-to-date, respectively. Both base and incentive management fees reflect an increase in fees at our comparable hotels due to improved operations, partially offset by the reduction in fees due to our 2025 and 2026 dispositions.
Other property-level expenses. These expenses generally do not vary significantly based on occupancy and include expenses such as property taxes and insurance. Other property-level expenses decreased $9 million, or 8.7%, and $30 million, or 9.3%, for the quarter and year-to-date, respectively, primarily due to a reduction in expenses resulting from our 2025 and 2026 dispositions. For our comparable hotels, other property-level expenses increased $2 million, or 1.9%, for the quarter, due to an increase in property taxes, and decreased $5 million, or 1.9%, year-to-date, driven by decreases in property insurance premiums. Other property-level expenses were partially offset by the receipt of operating profit guarantees under the transformational capital programs in both 2026 and 2025.
Other Income and Expense
Cost of goods sold. Cost of goods sold totaled $6 million and $71 million for the quarter and year-to-date periods ended September 30, 2026, respectively, which related to the sale of four condominium units and eight villas year-to-date, including one villa in the third quarter, at the development adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort. Cost of goods sold for these condominiums and villas consists primarily of capitalized construction and development costs, which are recognized upon the sale of individual units.
Corporate and other expenses. The following table details our corporate and other expenses for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
General and administrative costs	$23	$22	$68	$67
Non-cash stock-based compensation expense	7	5	19	16
Total	$30	$27	$87	$83
Interest expense. The following table details our interest expense for the quarter and year-to-date (in millions):

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Cash interest expense ⁽¹⁾	$56	$56	$167	$166
Non-cash interest expense	3	4	9	9
Total interest expense	$59	$60	$176	$175
_________
(1)Including the change in accrued interest, total cash interest paid was $42 million and $51 million for the quarters ended September 30, 2026 and 2025, respectively, and $154 million and $170 million year-to-date 2026 and 2025, respectively.
Other gains (losses). Other gains totaled $235 million year-to-date in 2026, reflecting the sales of The St. Regis Houston, the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole and the Sheraton Parsippany Hotel during the first half of 2026.
Provision for income taxes. We lease substantially all our properties to consolidated subsidiaries designated as taxable REIT subsidiaries (“TRS”) for U.S. federal income tax purposes. Taxable income or loss generated/incurred by the TRS primarily represents hotel-level operations, net of the aggregate rent paid to Host L.P. by the TRS, on which we record an income tax provision or benefit. For the third quarter and year-to-date of 2026, we recorded a net income tax provision of $7 million and $42 million, respectively, primarily due to the profitability of hotel operations retained by the TRS.

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
Hotel Operating Data by Location
The following tables set forth performance information for our hotels by geographic location for the quarter and year-to-date ended September 30, 2026 and 2025 on a comparable hotel and actual basis:

Comparable Hotel Results by Location

	As of September 30, 2026		Quarter ended September 30, 2026				Quarter ended September 30, 2025
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$637.25	76.1%	$484.92	$754.87	$611.54	69.9%	$427.23	$675.34	13.5%	11.8%
Jacksonville	1	446	571.04	72.9%	416.13	911.98	516.44	72.4%	374.11	826.86	11.2%	10.3%
Miami	2	1,038	436.84	58.2%	254.44	459.22	387.67	59.1%	229.04	433.63	11.1%	5.9%
Oahu	2	876	506.03	82.7%	418.48	643.91	481.95	83.8%	403.71	620.81	3.7%	3.7%
Florida Gulf Coast	4	1,529	358.41	53.9%	193.11	406.21	375.39	42.7%	160.16	350.93	20.6%	15.8%
New York	3	2,720	442.30	88.7%	392.53	531.16	400.99	88.9%	356.36	487.87	10.1%	8.9%
Nashville	2	721	345.67	81.5%	281.64	488.48	330.15	77.6%	256.22	449.68	9.9%	8.6%
Phoenix	3	1,565	275.17	40.1%	110.47	279.75	262.62	61.9%	162.56	410.51	(32.0%)	(31.9%)
Los Angeles/Orange County	3	1,067	313.97	77.4%	242.97	351.09	308.01	76.7%	236.26	354.62	2.8%	(1.0%)
San Diego	3	3,294	313.84	77.8%	244.08	429.21	302.44	76.9%	232.44	410.75	5.0%	4.5%
Boston	2	1,496	319.87	83.6%	267.46	343.76	297.49	79.6%	236.86	303.04	12.9%	13.4%
Washington, D.C. (CBD)	4	2,788	279.94	67.6%	189.30	276.10	265.42	56.6%	150.31	232.09	25.9%	19.0%
Philadelphia	2	810	258.11	85.0%	219.45	319.47	231.56	83.9%	194.39	301.51	12.9%	6.0%
San Francisco/San Jose	6	4,162	241.98	77.1%	186.54	267.88	228.63	74.7%	170.68	243.57	9.3%	10.0%
Northern Virginia	2	916	273.59	73.8%	201.84	301.29	254.61	72.4%	184.39	268.82	9.5%	12.1%
Chicago	3	1,562	293.68	85.0%	249.64	343.57	275.28	83.7%	230.39	323.52	8.4%	6.2%
Seattle	2	1,315	277.90	86.2%	239.55	310.71	278.57	82.7%	230.37	292.94	4.0%	6.1%
Orlando	1	2,004	209.36	56.9%	119.17	338.82	207.95	54.1%	112.42	315.86	6.0%	7.3%
Austin	2	769	223.81	57.7%	129.15	255.71	205.41	41.4%	85.07	157.45	51.8%	62.4%
Atlanta	2	810	225.60	69.0%	155.75	250.37	205.50	69.2%	142.11	218.67	9.6%	14.5%
Houston	4	1,710	200.78	64.9%	130.40	182.47	195.20	61.2%	119.37	163.15	9.2%	11.8%
San Antonio	2	1,512	215.52	62.0%	133.66	203.81	207.97	58.2%	121.08	186.09	10.4%	9.5%
Denver	3	1,342	214.09	75.6%	161.81	237.11	213.29	74.8%	159.43	230.23	1.5%	3.0%
New Orleans	1	1,333	164.81	58.5%	96.46	175.58	150.07	58.8%	88.31	151.18	9.2%	16.1%
Other	6	2,056	221.88	70.9%	157.30	229.68	211.73	72.4%	153.38	228.83	2.6%	0.4%
Domestic	68	39,421	307.98	71.8%	221.17	352.45	291.67	69.8%	203.49	328.88	8.7%	7.2%

International	5	1,499	234.82	74.7%	175.46	235.72	214.10	72.3%	154.77	206.87	13.4%	13.9%
All Locations	73	40,920	$305.20	71.9%	$219.50	$348.19	$288.73	69.8%	$201.71	$324.47	8.8%	7.3%

Comparable Hotel Results by Location

	As of September 30, 2026		Year-to-date ended September 30, 2026				Year-to-date ended September 30, 2025
Location	No. of Properties	No. of Rooms	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	1,580	$647.81	77.6%	$502.67	$785.01	$641.29	71.8%	$460.58	$728.70	9.1%	7.7%
Jacksonville	1	446	590.75	75.8%	447.90	1,005.52	546.80	74.6%	407.90	918.63	9.8%	9.5%
Miami	2	1,038	610.37	73.3%	447.62	771.89	541.24	72.8%	394.28	694.08	13.5%	11.2%
Oahu	2	876	499.03	80.3%	400.55	631.98	482.90	83.5%	403.43	618.34	(0.7%)	2.2%
Florida Gulf Coast	4	1,529	541.75	67.8%	367.51	783.46	518.80	65.0%	337.19	734.07	9.0%	6.7%
New York	3	2,720	410.20	86.2%	353.42	507.61	381.66	85.9%	327.75	471.21	7.8%	7.7%
Nashville	2	721	355.95	80.8%	287.75	491.88	338.77	80.7%	273.48	469.46	5.2%	4.8%
Phoenix	3	1,565	430.33	63.9%	274.90	618.46	389.03	71.5%	278.30	651.58	(1.2%)	(5.1%)
Los Angeles/Orange County	3	1,067	318.80	77.6%	247.33	365.69	306.41	78.2%	239.47	361.29	3.3%	1.2%
San Diego	3	3,294	312.45	77.0%	240.45	446.48	302.30	76.2%	230.25	430.73	4.4%	3.7%
Boston	2	1,496	309.93	74.2%	230.10	308.16	291.42	75.7%	220.46	287.97	4.4%	7.0%
Washington, D.C. (CBD)	4	2,788	308.08	69.3%	213.48	314.92	312.81	63.6%	198.84	290.96	7.4%	8.2%
Philadelphia	2	810	256.54	81.2%	208.43	310.56	235.96	82.1%	193.71	295.87	7.6%	5.0%
San Francisco/San Jose	6	4,162	281.75	73.4%	206.69	297.79	255.37	70.3%	179.44	265.08	15.2%	12.3%
Northern Virginia	2	916	278.06	72.9%	202.77	308.70	268.51	68.6%	184.16	284.99	10.1%	8.3%
Chicago	3	1,562	265.10	73.6%	195.20	277.13	252.43	72.0%	181.64	258.88	7.5%	7.0%
Seattle	2	1,315	254.48	71.5%	181.97	245.44	251.35	71.8%	180.44	240.72	0.8%	2.0%
Orlando	1	2,004	243.15	66.9%	162.61	423.08	237.25	67.0%	158.98	408.96	2.3%	3.5%
Austin	2	769	248.25	65.0%	161.32	305.06	238.80	52.4%	125.10	231.79	29.0%	31.6%
Atlanta	2	810	226.09	69.6%	157.25	266.08	214.99	68.2%	146.72	244.64	7.2%	8.8%
Houston	4	1,710	217.35	69.3%	150.63	207.55	209.62	68.2%	142.92	198.42	5.4%	4.6%
San Antonio	2	1,512	228.68	64.3%	147.10	233.54	223.44	61.8%	138.18	219.96	6.5%	6.2%
Denver	3	1,342	206.28	66.6%	137.37	207.97	203.98	67.2%	137.17	207.38	0.1%	0.3%
New Orleans	1	1,333	188.90	61.9%	116.98	199.75	205.67	65.4%	134.43	215.07	(13.0%)	(7.1%)
Other	6	2,056	244.59	70.2%	171.69	252.19	236.90	70.8%	167.72	250.83	2.4%	0.5%
Domestic	68	39,421	331.71	72.5%	240.59	399.76	316.34	71.4%	225.90	378.29	6.5%	5.7%

International	5	1,499	218.72	67.8%	148.37	207.04	196.33	67.9%	133.40	183.36	11.2%	12.9%
All Locations	73	40,920	$327.84	72.4%	$237.21	$392.74	$312.15	71.3%	$222.51	$371.19	6.6%	5.8%

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2026	2025	Quarter ended September 30, 2026				Quarter ended September 30, 2025
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$637.25	76.1%	$484.92	$754.87	$611.54	69.9%	$427.23	$675.34	13.5%	11.8%
Jacksonville	1	1	571.04	72.9%	416.13	911.98	516.44	72.4%	374.11	826.86	11.2%	10.3%
Miami	2	2	436.84	58.2%	254.44	459.22	387.67	59.1%	229.04	433.63	11.1%	5.9%
Oahu	2	2	506.03	82.7%	418.48	643.91	481.95	83.8%	403.71	620.81	3.7%	3.7%
Florida Gulf Coast	5	5	364.47	56.6%	206.27	436.40	372.69	46.3%	172.40	369.38	19.6%	18.1%
New York	3	3	442.30	88.7%	392.53	531.16	400.99	88.9%	356.36	487.87	10.1%	8.9%
Nashville	2	2	345.67	81.5%	281.64	488.48	330.15	77.6%	256.22	449.68	9.9%	8.6%
Phoenix	3	3	275.17	40.1%	110.47	279.75	262.62	61.9%	162.56	410.51	(32.0%)	(31.9%)
Los Angeles/Orange County	3	3	313.97	77.4%	242.97	351.09	308.01	76.7%	236.26	354.62	2.8%	(1.0%)
San Diego	3	3	313.84	77.8%	244.08	429.21	302.44	76.9%	232.44	410.75	5.0%	4.5%
Boston	2	2	319.87	83.6%	267.46	343.76	297.49	79.6%	236.86	303.04	12.9%	13.4%
Washington, D.C. (CBD)	4	4	279.94	67.6%	189.30	276.10	260.24	57.4%	149.50	227.53	26.6%	21.3%
Philadelphia	2	2	258.11	85.0%	219.45	319.47	231.56	83.9%	194.39	301.51	12.9%	6.0%
San Francisco/San Jose	6	6	241.98	77.1%	186.54	267.88	228.63	74.7%	170.68	243.57	9.3%	10.0%
Northern Virginia	2	2	273.59	73.8%	201.84	301.29	254.61	72.4%	184.39	268.82	9.5%	12.1%
Chicago	3	3	293.68	85.0%	249.64	343.57	275.28	83.7%	230.39	323.52	8.4%	6.2%
Seattle	2	2	277.90	86.2%	239.55	310.71	278.57	82.7%	230.37	292.94	4.0%	6.1%
Orlando	1	2	209.36	56.9%	119.17	338.82	346.50	53.4%	185.18	421.34	(35.6%)	(19.6%)
Austin	2	2	223.81	57.7%	129.15	255.71	205.41	41.4%	85.07	157.45	51.8%	62.4%
Atlanta	2	2	225.60	69.0%	155.75	250.37	205.50	69.2%	142.11	218.67	9.6%	14.5%
Houston	4	5	200.78	64.9%	130.40	182.47	204.97	58.2%	119.28	164.24	9.3%	11.1%
San Antonio	2	2	215.52	62.0%	133.66	203.81	207.97	58.2%	121.08	186.09	10.4%	9.5%
Denver	3	3	214.09	75.6%	161.81	237.11	213.29	74.8%	159.43	230.23	1.5%	3.0%
New Orleans	1	1	164.81	58.5%	96.46	175.58	150.07	58.8%	88.31	151.18	9.2%	16.1%
Other	7	9	257.44	70.8%	182.17	267.57	353.05	71.1%	251.04	382.79	(27.4%)	(30.1%)
Domestic	70	74	310.38	71.8%	222.77	356.18	305.68	69.2%	211.63	342.53	5.3%	4.0%

International	5	5	234.82	74.7%	175.46	235.72	214.10	72.3%	154.77	206.87	13.4%	13.9%
All Locations	75	79	$307.53	71.9%	$221.06	$351.83	$302.34	69.3%	$209.64	$337.84	5.4%	4.1%

Results by Location - actual, based on ownership period(1)

	As of September 30,
	2026	2025	Year-to-date ended September 30, 2026				Year-to-date ended September 30, 2025
Location	No. of Properties	No. of Properties	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Average Room Rate	Average Occupancy Percentage	RevPAR	Total RevPAR	Percent Change in RevPAR	Percent Change in Total RevPAR
Maui	3	3	$647.81	77.6%	$502.67	$785.01	$641.29	71.8%	$460.58	$728.70	9.1%	7.7%
Jacksonville	1	1	590.75	75.8%	447.90	1,005.52	546.80	74.6%	407.90	918.63	9.8%	9.5%
Miami	2	2	610.37	73.3%	447.62	771.89	541.24	72.8%	394.28	694.08	13.5%	11.2%
Oahu	2	2	499.03	80.3%	400.55	631.98	482.90	83.5%	403.43	618.34	(0.7%)	2.2%
Florida Gulf Coast	5	5	524.88	69.3%	363.68	769.42	500.78	62.0%	310.25	662.29	17.2%	16.2%
New York	3	3	410.20	86.2%	353.42	507.61	381.66	85.9%	327.75	471.21	7.8%	7.7%
Nashville	2	2	355.95	80.8%	287.75	491.88	338.77	80.7%	273.48	469.46	5.2%	4.8%
Phoenix	3	3	430.33	63.9%	274.90	618.46	389.03	71.5%	278.30	651.58	(1.2%)	(5.1%)
Los Angeles/Orange County	3	3	318.80	77.6%	247.33	365.69	306.41	78.2%	239.47	361.29	3.3%	1.2%
San Diego	3	3	312.45	77.0%	240.45	446.48	302.30	76.2%	230.25	430.73	4.4%	3.7%
Boston	2	2	309.93	74.2%	230.10	308.16	291.42	75.7%	220.46	287.97	4.4%	7.0%
Washington, D.C. (CBD)	4	4	308.08	69.3%	213.48	314.92	309.88	65.0%	201.57	290.56	5.9%	8.4%
Philadelphia	2	2	256.54	81.2%	208.43	310.56	235.96	82.1%	193.71	295.87	7.6%	5.0%
San Francisco/San Jose	6	6	281.75	73.4%	206.69	297.79	255.37	70.3%	179.44	265.08	15.2%	12.3%
Northern Virginia	2	2	278.06	72.9%	202.77	308.70	268.51	68.6%	184.16	284.99	10.1%	8.3%
Chicago	3	3	265.10	73.6%	195.20	277.13	252.43	72.0%	181.64	258.88	7.5%	7.0%
Seattle	2	2	254.48	71.5%	181.97	245.44	251.35	71.8%	180.44	240.72	0.8%	2.0%
Orlando	1	2	278.29	66.6%	185.38	457.25	398.78	65.9%	262.80	556.99	(29.5%)	(17.9%)
Austin	2	2	248.25	65.0%	161.32	305.06	238.80	52.4%	125.10	231.79	29.0%	31.6%
Atlanta	2	2	226.09	69.6%	157.25	266.08	214.99	68.2%	146.72	244.64	7.2%	8.8%
Houston	4	5	217.43	69.2%	150.39	207.30	221.02	65.5%	144.79	203.16	3.9%	2.0%
San Antonio	2	2	228.68	64.3%	147.10	233.54	223.44	61.8%	138.18	219.96	6.5%	6.2%
Denver	3	3	206.28	66.6%	137.37	207.97	203.98	67.2%	137.17	207.38	0.1%	0.3%
New Orleans	1	1	188.90	61.9%	116.98	199.75	205.67	65.4%	134.43	215.07	(13.0%)	(7.1%)
Other	7	9	298.50	68.5%	204.55	307.86	332.51	67.6%	224.74	345.59	(9.0%)	(10.9%)
Domestic	70	74	336.86	72.4%	243.91	406.33	329.75	70.8%	233.35	389.38	4.5%	4.4%

International	5	5	218.72	67.8%	148.37	207.04	196.33	67.9%	133.40	183.36	11.2%	12.9%
All Locations	75	79	$332.87	72.2%	$240.48	$399.19	$325.30	70.7%	$229.89	$382.28	4.6%	4.4%
___________
(1)Represents the results of the portfolio for the time period of our ownership, including the results of non-comparable properties, dispositions through their date of disposal and acquisitions beginning as of the date of acquisition.
Hotel Business Mix
Our customers fall into three broad categories: transient, group, and contract business, which accounted for approximately 61%, 34%, and 5%, respectively, of our full year 2025 room sales. The information below is derived from business mix results from the 73 comparable hotels owned as of September 30, 2026. For additional detail on our business mix, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K.
For the third quarter and year-to-date 2026, transient revenue increased by 11.5% and 7.9%, respectively, due to a combination of rate increases of 6.4% and 6.6%, respectively, and occupancy improvements, driven by stronger business travel and demand from special events. In addition, group revenue increased by 4.5% and 4.7% for the third quarter and year-to-date, respectively, due to both rate and occupancy increases, driven by short-term bookings and recently completed renovations and associated renovation disruption in 2025.
The following are the results of our transient, group and contract business:

	Quarter ended September 30, 2026			Year-to-date ended September 30, 2026
	Transient business	Group business	Contract business	Transient business	Group business	Contract business
Room nights (in thousands)	1,573	924	214	4,337	3,123	633
Percent change in room nights vs. same period in 2025	4.8%	1.3%	(2.3%)	1.2%	1.8%	2.8%
Rooms revenues (in millions)	$528	$251	$48	$1,571	$939	$143
Percent change in revenues vs. same period in 2025	11.5%	4.5%	4.6%	7.9%	4.7%	7.1%
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
Cash Requirements. We use cash for acquisitions, capital expenditures, debt payments, operating costs, and corporate and other expenses, as well as for dividends and distributions to stockholders and to OP unitholders, respectively, and stock and OP unit repurchases. Our primary sources of cash include cash from operations, proceeds from the sale of assets, borrowing under our credit facility and debt and equity issuances. We have no significant debt maturities until 2028.
As a REIT, Host Inc. is required to pay dividends to its stockholders in an amount equal to at least 90% of its taxable income, excluding net capital gain, on an annual basis. Host Inc.’s policy on common dividends generally is to distribute, over time, at least 100% of its taxable income, including capital gains. Following the February 2026 sale of the Four Seasons Resort Orlando at Walt Disney World® Resort and the Four Seasons Resort and Residences Jackson Hole for a sale price of $1.1 billion, Host Inc.'s Board of Directors approved a $0.72 special dividend in the second quarter that was paid on July 15, 2026, representing the distribution of the approximately $500 million taxable gain resulting from the sale. With the majority of the remaining proceeds, we repurchased $75 million of Host Inc. common stock in the first quarter of 2026 and invested approximately $375 million to complete the acquisitions of two properties, the Renaissance Dallas at Plano Legacy West Hotel and the 1 Hotel Brooklyn Bridge, subsequent to the end of the third quarter.
Capital Resources. As of September 30, 2026, we had $1,492 million of cash and cash equivalents, $157 million in our FF&E escrow reserves and $1.5 billion available under the revolver portion of our credit facility. The acquisitions subsequent to quarter end and payment of the third quarter dividend reduced our cash balance by approximately $500 million. We depend primarily on external sources of capital to finance future growth, including acquisitions. As a result, the liquidity and debt capacity provided by our credit facility and the ability to issue senior unsecured debt are key components of our capital structure. Our financial flexibility, including our ability to incur debt, pay dividends, make distributions and make investments, is contingent on our ability to maintain compliance with the financial covenants of our credit facility and senior notes indentures, which include, among other things, the allowable amounts of leverage, interest coverage and fixed charges.
Two programs are currently in place relating to potential purchases or sales of our common stock. Under our common stock repurchase program, common stock may be purchased from time to time depending upon market conditions and may be purchased in the open market or through private transactions or by other means, including principal transactions with various financial institutions, like accelerated share repurchases, forwards, options, and similar transactions and through one or more trading plans designed to comply with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended. The plan does not obligate us to repurchase any specific number or any specific dollar amount of shares and may be suspended at any time at our discretion. No shares were repurchased during the third quarter of 2026. At September 30, 2026, we had $405 million available for repurchases under our program.
In addition, in May 2026, we amended and extended the existing distribution agreement with J.P. Morgan Securities LLC, BofA Securities, Inc., Goldman Sachs & Co. LLC, Jefferies LLC, Morgan Stanley & Co. LLC, Scotia Capital (USA) Inc., Truist Securities, Inc. and Wells Fargo Securities, LLC, as sales agents, pursuant to which Host Inc. may offer and sell, from time to time, shares of Host Inc. common stock having an aggregate offering price of up to $600 million. The agreement will expire when the sale of shares reaches the aggregate offering price or earlier upon termination by the parties giving notice. The sales will be made in transactions that are deemed to be “at the market” offerings under the SEC rules. We may sell shares of Host Inc. common stock under this program from time to time based on market conditions, although we are not under an obligation to sell any shares. We may sell shares when we believe conditions are advantageous and there is a compelling use of proceeds, including to fund future potential acquisitions or other investment opportunities. The agreement also contemplates that, in addition to the offering and sale of shares to or through the sales agents, we may enter into separate forward sale agreements with each of the forward purchasers named in the agreement. No shares were issued during the third quarter of 2026. As of September 30, 2026, there was $600 million of remaining capacity under the agreement.
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

Cash Provided by Operating Activities. Year-to-date in 2026, net cash provided by operating activities was $1,190 million compared to $967 million for year-to-date in 2025. The increase was attributable to improved operating performance at our properties and sales of condominium units.
Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities was $642 million for year-to-date in 2026 compared to cash used in investing activities of $300 million for year-to-date in 2025. Cash used in investing activities year-to-date in 2026 and 2025 included $392 million and $454 million of capital expenditures, respectively, as well as investments in our joint ventures. Cash provided by investing activities in 2026 included proceeds from the sale of four hotels, compared to the sale of two hotels over the same period in 2025.
The following table summarizes significant acquisitions that have been completed through November 4, 2026 (in millions):

Transaction Date		Description of Transaction	Investment
Acquisitions
October	2026	Acquisition of 1 Hotel Brooklyn Bridge⁽¹⁾	(202)
October	2026	Acquisition of Renaissance Dallas at Plano Legacy West Hotel	(172)
		Total acquisitions	$(374)
___________
(1)Investment is net of $4 million for the FF&E reserve funded by the seller.
The following table summarizes significant dispositions that have been completed through November 4, 2026 (in millions):

Transaction Date		Description of Transaction	Net Proceeds⁽¹⁾	Sales Price
Dispositions/Return of Investments in Affiliates
June	2026	Disposition of Sheraton Parsippany Hotel	$8	$12
February	2026	Disposition of Four Seasons Resort and Residences Jackson Hole & Four Seasons Resort Orlando at Walt Disney World® Resort⁽²⁾	1,029	1,100
January	2026	Disposition of The St. Regis Houston	51	51
		Total dispositions	$1,088	$1,163
___________
(1)Proceeds are net of transfer taxes, other sales costs, and FF&E replacement funds deposited directly to the property or hotel manager by the purchaser.
(2)The net proceeds of $1,029 million related to the sale of the two Four Seasons properties is estimated, as proration amounts have not been finalized. The unaudited condensed consolidated statements of cash flows reflect $1,023 million of the estimated net proceeds received through the third quarter of 2026.
Cash Used in Financing Activities. Year-to-date in 2026, net cash used in financing activities was $1,116 million compared to $723 million for year-to-date in 2025. Cash used in financing activities in both 2026 and 2025 primarily related to the payment of common stock dividends and common stock repurchases.

The following table summarizes significant equity transactions that have been completed through November 4, 2026 (in millions):

Transaction Date		Description of Transaction	Transaction Amount
Equity of Host Inc.
January - November	2026	Dividend payments⁽¹⁾⁽²⁾	$(1,144)
January - March	2026	Repurchase of 4.0 million shares of Host Inc. common stock	(75)
		Cash payments on equity transactions	$(1,219)
___________
(1)In connection with the dividend payments, Host L.P. made distributions of $1,160 million to its common OP unitholders.
(2)Includes the fourth quarter 2025 dividend that was paid in January 2026.
Debt
As of September 30, 2026, our total debt was $5.1 billion, with a weighted average interest rate of 4.8% and a weighted average maturity of 4.4 years. Following the amendment and restatement of our credit facility, discussed below, the weighted average maturity increased to 5.2 years. Additionally, 80% of our debt has a fixed rate of interest, and only one of our consolidated hotels is encumbered by mortgage debt.
On October 21, 2026, Host L.P. entered into an amendment and restatement (the “Restatement”) of its existing senior unsecured bank credit facility, dated as of January 4, 2023 with Bank of America, N.A., as administrative agent and certain other agents and lenders (the “Existing Credit Agreement”), for the purpose of replacing and refinancing (1) its existing $1.5 billion revolving credit facility tranche that was scheduled to mature in January 2027 (without taking into account the available extension option) with a new revolving credit facility tranche in the same committed amount (the “Revolver”), (2) its existing $500 million term loan facility tranche that was scheduled to mature in January 2027 (without taking into account the extension option) with a new term loan facility tranche in the same principal amount and (3) its existing $500 million term loan facility tranche that was scheduled to mature in January 2028 with a new term loan facility tranche in the same principal amount (collectively, the “New Term Facilities”). The Restatement provides, among other things, for:
•an interest rate on all U.S. Dollar borrowings based on SOFR or a base rate plus, in each case, a margin that, subject to the adjustments described below, varies according to Host L.P.’s unsecured long-term debt rating, with such margin being (1) in the case of Revolver borrowings, a margin ranging from 65 to 135 basis points for SOFR borrowings and from zero to 35 basis points for base rate borrowings and (2) in the case of the New Term Facilities borrowings, a margin ranging from 70 to 155 basis points for SOFR borrowings or a margin ranging from zero to 55 basis points for base rate borrowings;
•in the case of the Revolver, a facility fee payable on the total amount of the Revolver commitment at a rate that, subject to the adjustments described below, varies according to Host L.P.’s unsecured long-term debt rating, with such fee ranging from 10 to 30 basis points;
•a new leverage-based pricing adjustment feature applicable any time that Host L.P.’s leverage ratio is not more than 4.0x, in which case the otherwise applicable margin and the facility fee rates are reduced to the rates that would apply if Host L.P.’s unsecured long-term debt rating were one notch higher than the actual rating then in effect;
•continuation of the sustainability pricing adjustment feature under the Existing Credit Agreement that (i) in the case of the Revolver, may result in an increase or decrease of the interest rate applicable to revolving loans of up to 4 basis points and an increase or decrease of the facility fee of up to 1 basis point and (ii) in the case of the New Term Facilities, may result in an increase or decrease of the interest rate applicable to term loans of up to 5 basis points, in each case, with the amount of such adjustment determined annually on the basis of an annual audited report of Host L.P.’s performance against established targets for (1) the percentage of our consolidated portfolio with green building certifications and (2) the percentage of electricity used at all our consolidated properties that is generated by renewable resources;

•a maturity date of (1) in the case of the Revolver, January 15, 2031, which date may be extended by up to a year by the exercise of either a 1-year extension option or up to two 6-month extension options, in each case, subject to certain customary conditions including the payment of an extension fee, (2) in the case of the first term loan tranche, January 15, 2031, which date may be extended by up to a year by the exercise of a 1-year extension option, which is subject to certain customary conditions including the payment of an extension fee and (3) in the case of the second term loan tranche, January 15, 2032, which date may not be extended;
•a foreign currency subfacility for Canadian Dollars, Australian Dollars, Euros, British Pounds Sterling and, if available to the lenders, Mexican Pesos of up to the foreign currency equivalent of $500 million, subject to a lower amount in the case of Mexican Pesos borrowings;
•an option for Host L.P. to add in the future up to $1.25 billion of commitments, which may be used for additional revolving credit facility borrowings and/or term loans, subject to obtaining additional loan commitments and the satisfaction of certain conditions specified in the Restatement;
•a subfacility of up to $100 million for swingline borrowings and a subfacility of up to $100 million for issuances of letters of credit;
•no required scheduled amortization payments prior to the maturity date of the Revolver or either of the New Term Facilities; and
•financial covenants that are substantially the same as under the Existing Credit Agreement, including that, as of the end of each fiscal quarter, (i) our fixed charge coverage ratio may not be less than 1.25x, (ii) our leverage ratio may not exceed 7.25x and (iii) our unsecured interest coverage ratio may not be less than 1.75x if our leverage ratio is less than 7.0x or 1.5x if our leverage ratio is equal to or greater than 7.0x.

Borrowings under the Restatement may be used for working capital and other general corporate purposes, including for the consummation of acquisitions. As of October 21, 2026, Host L.P. had no amounts outstanding under the Revolver other than existing letters of credit and $500 million outstanding under each of the New Term Facilities.

With the exception of the removal of certain debt and lien covenants that were applicable under the Existing Credit Agreement, the Restatement imposes restrictions on customary matters that were generally also restricted in the Existing Credit Agreement. The Restatement also includes financial covenant tests applicable to the incurrence of debt that are generally consistent with the limitations applicable under the senior notes indentures for our investment grade senior notes. The Restatement includes usual and customary events of default for facilities of this nature, and provides that, upon occurrence and continuation of an event of default, payment of all amounts payable under the credit facilities may be accelerated, and the lenders’ commitments may be terminated. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all amounts payable under the credit facilities will automatically become due and payable and the lenders’ commitments will automatically terminate.
Financial Covenants
Credit Facility Covenants. Our credit facility contains certain important financial covenants concerning allowable leverage, unsecured interest coverage, and required fixed charge coverage. Total debt used in the calculation of our ratio of consolidated total debt to consolidated EBITDA (our “Leverage Ratio”) is based on a “net debt” concept, pursuant to which cash and cash equivalents in excess of $35 million, under the terms of the Restatement, are deducted from our total debt balance for purposes of measuring compliance.

At September 30, 2026, we were in compliance with all of our financial covenants under the credit facility. The following table summarizes the results of the financial tests required by the credit facility, which are calculated on a trailing twelve-month basis:

	Actual Ratio	Covenant Requirement for all years
Leverage ratio	2.0x	Maximum ratio of 7.25x
Fixed charge coverage ratio	5.8x	Minimum ratio of 1.25x
Unsecured interest coverage ratio ⁽¹⁾	7.6x	Minimum ratio of 1.75x
___________
(1)If, at any time, our leverage ratio is above 7.0x, our minimum unsecured interest coverage ratio will decrease to 1.50x.
Senior Notes Indenture Covenants
The following table summarizes the results of the financial tests required by the indentures for our senior notes and our actual credit ratios as of September 30, 2026:

	Actual Ratio	Covenant Requirement
Unencumbered assets tests	446%	Minimum ratio of 150%
Total indebtedness to total assets	22%	Maximum ratio of 65%
Secured indebtedness to total assets	<1%	Maximum ratio of 40%
EBITDA-to-interest coverage ratio	7.5x	Minimum ratio of 1.5x
For additional details on our credit facility and senior notes, see our Annual Report on Form 10-K for the year ended December 31, 2025.
Dividend Policy
Host Inc. is required to distribute at least 90% of its annual taxable income, excluding net capital gains, to its stockholders in order to maintain its qualification as a REIT. Funds used by Host Inc. to pay dividends on its common stock are provided by distributions from Host L.P. As of September 30, 2026, Host Inc. is the owner of approximately 99% of the Host L.P. common OP units. The remaining common OP units are owned by unaffiliated limited partners. Each Host L.P. common OP unit may be redeemed for cash or, at the election of Host Inc., Host Inc. common stock based on the conversion ratio. The current conversion ratio is 1.021494 shares of Host Inc. common stock for each Host L.P. common OP unit.
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
Host Inc.’s policy on common dividends generally is to distribute, over time, 100% of its taxable income, which primarily is dependent on Host Inc.’s results of operations, as well as tax gains and losses on hotel sales. On September 15, 2026, Host Inc.'s Board of Directors announced a regular quarterly cash dividend of $0.20 per share on Host Inc.'s common stock. The dividend was paid on October 15, 2026 to stockholders of record on September 30, 2026. All future dividends are subject to Board approval.
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
Of the 75 hotels that we owned as of September 30, 2026, 73 have been classified as comparable hotels. The operating results of the following properties that we owned as of September 30, 2026 are excluded from comparable hotel results for these periods:
•The Don CeSar (business disruption due to Hurricane Helene resulting in closure of the hotel beginning at the end of September 2024, reopened in March 2025);
•Alila Ventana Big Sur (business disruption due to local evacuation mandates and regional wildfire activity resulting in closure of the hotel beginning in August 2026, reopened in September 2026); and
•Operations related to the development and sale of condominium units on a development parcel adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Comparable hotel metrics do not yet include the results of 1 Hotel Brooklyn Bridge and Renaissance Dallas at Plano Legacy West Hotel, which were acquired in October 2026. We expect to include the comparable hotel results for these two hotels beginning in the fourth quarter.
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
Set forth below for each such non-GAAP financial measure is a reconciliation of the measure with the financial measure calculated and presented in accordance with GAAP that we consider most directly comparable thereto. We also have included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” in our Annual Report on Form 10-K for the year ended December 31, 2025 further explanations of the adjustments being made, a statement disclosing the reasons why we believe the presentation of each of the non-GAAP financial measures provides useful information to investors regarding our financial condition and results of operations, the additional purposes for which we use the non-GAAP financial measures and limitations on their use.
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
The following table provides a reconciliation of EBITDA, EBITDAre, and Adjusted EBITDAre to net income, the financial measure calculated and presented in accordance with GAAP that we consider the most directly comparable:

Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre for Host Inc. and Host L.P.
(in millions)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Net income⁽¹⁾	$71	$163	$813	$639
Interest expense	59	60	176	175
Depreciation and amortization	187	196	566	587
Income taxes	7	9	42	35
EBITDA⁽¹⁾	324	428	1,597	1,436
(Gain) loss on dispositions⁽²⁾	6	(122)	(235)	(143)
Non-cash impairment expense	—	—	4	—
Equity investment adjustments:
Equity in earnings of affiliates	(5)	(2)	(16)	(16)
Pro rata EBITDAre of equity investments⁽³⁾	15	10	46	36
EBITDAre⁽¹⁾	340	314	1,396	1,313
Adjustments to EBITDAre:
Non-cash stock-based compensation expense	7	5	19	16
Adjusted EBITDAre⁽¹⁾	$347	$319	$1,415	$1,329
___________
(1)Net income, EBITDA, EBITDAre, Adjusted EBITDAre, NAREIT FFO and Adjusted FFO for the year-to-date ended September 30, 2025 include a gain of $4 million from the sale of land adjacent to The Phoenician hotel.
(2)Reflects the sale of four hotels in 2026 and two hotels in 2025, and the sale of the Asia/Pacific joint venture's interest in two separate joint ventures in India in 2025.
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
(in millions, except per share amount)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Net income⁽¹⁾	$71	$163	$813	$639
Less: Net income attributable to non-controlling interests	(1)	(2)	(12)	(9)
Net income attributable to Host Inc.	70	161	801	630
Adjustments:
(Gain) loss on dispositions⁽²⁾	6	(122)	(235)	(143)
Tax on dispositions	—	—	5	—
Depreciation and amortization	187	196	565	586
Non-cash impairment expense	—	—	4	—
Equity investment adjustments:
Equity in earnings of affiliates	(5)	(2)	(16)	(16)
Pro rata FFO of equity investments⁽³⁾	6	4	25	20
Consolidated partnership adjustments:
FFO adjustment for non-controlling partnerships	—	(1)	—	(1)
FFO adjustment for non-controlling interests of Host L.P.	(3)	(1)	(5)	(6)
NAREIT FFO⁽¹⁾	261	235	1,144	1,070
Adjustments to NAREIT FFO:
Non-cash stock-based compensation expense	7	5	19	16
Adjusted FFO⁽¹⁾	$268	$240	$1,163	$1,086

For calculation on a per share basis:(4)

Diluted weighted average shares outstanding - EPS, NAREIT FFO and Adjusted FFO	687.3	689.5	688.0	694.5
Diluted earnings per common share	$0.10	$0.23	$1.16	$0.91
NAREIT FFO per diluted share	$0.38	$0.34	$1.66	$1.54
Adjusted FFO per diluted share	$0.39	$0.35	$1.69	$1.56
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

Comparable Hotel Results for Host Inc. and Host L.P.
(in millions, except hotel statistics)

	Quarter ended September 30,		Year-to-date ended September 30,
	2026	2025	2026	2025
Number of hotels	73	73	73	73
Number of rooms	40,920	40,920	40,920	40,920
Change in comparable hotel Total RevPAR	7.3%	—	5.8%	—
Change in comparable hotel RevPAR	8.8%	—	6.6%	—
Operating profit margin⁽¹⁾	9.0%	7.6%	15.8%	14.7%
Comparable hotel EBITDA margin⁽¹⁾	25.2%	24.3%	30.2%	29.5%
Food and beverage profit margin⁽¹⁾	25.6%	23.6%	33.4%	32.0%
Comparable hotel food and beverage profit margin⁽¹⁾	25.9%	24.9%	33.7%	33.0%

Net income	$71	$163	$813	$639
Depreciation and amortization	187	196	570	587
Interest expense	59	60	176	175
Provision for income taxes	7	9	42	35
Gain on sale of property and corporate level income/expense	14	(104)	(211)	(103)
Property transaction adjustments⁽²⁾	—	(12)	(11)	(70)
Non-comparable hotel results, net⁽³⁾	(7)	(15)	(40)	(37)
Condominium sales(4)	—	—	(12)	—
Comparable hotel EBITDA	$331	$297	$1,327	$1,226
___________
(1)Profit margins are calculated by dividing the applicable operating profit by the related revenue amount. GAAP profit margins are calculated using amounts presented in the unaudited condensed consolidated statements of operations. Comparable hotel margins are calculated using amounts presented in the following tables, which include reconciliations to the applicable GAAP results:

	Quarter ended September 30, 2026					Quarter ended September 30, 2025
		Adjustments					Adjustments
	GAAP Results	Non-comparable hotel results, net ⁽³⁾	Condominium sales ⁽[4]⁾	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$841	$(14)	$—	$—	$827	$826	$(48)	$(18)	$—	$760
Food and beverage	367	(8)	—	—	359	364	(19)	(7)	—	338
Other	132	(6)	—	—	126	141	(13)	(4)	—	124
Condominium sales	7	—	(7)	—	—	—	—	—	—	—
Total revenues	1,347	(28)	(7)	—	1,312	1,331	(80)	(29)	—	1,222
Expenses
Room	225	(3)	—	—	222	222	(12)	(2)	—	208
Food and beverage	273	(7)	—	—	266	278	(17)	(7)	—	254
Other	505	(11)	(1)	—	493	512	(39)	(10)	—	463
Depreciation and amortization	187	—	—	(187)	—	196	—	—	(196)	—
Cost of goods sold	6	—	(6)	—	—	—	—	—	—	—
Corporate and other expenses	30	—	—	(30)	—	27	—	—	(27)	—
Net gain on insurance settlements	—	—	—	—	—	(5)	—	5	—	—
Total expenses	1,226	(21)	(7)	(217)	981	1,230	(68)	(14)	(223)	925
Operating Profit - Comparable hotel EBITDA	$121	$(7)	$—	$217	$331	$101	$(12)	$(15)	$223	$297

	Year-to-date ended September 30, 2026						Year-to-date ended September 30, 2025
		Adjustments						Adjustments
	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Condominium sales (4)	Depreciation and corporate level items	Comparable hotel Results	GAAP Results	Property transaction adjustments⁽²⁾	Non-comparable hotel results, net ⁽³⁾	Depreciation and corporate level items	Comparable hotel Results
Revenues
Room	$2,738	$(32)	$(53)	$—	$—	$2,653	$2,713	$(185)	$(41)	$—	$2,487
Food and beverage	1,368	(16)	(30)	—	—	1,322	1,345	(75)	(17)	—	1,253
Other	440	(7)	(16)	—	—	417	453	(36)	(8)	—	409
Condominium sales	86	—	—	(86)	—	—	—	—	—	—	—
Total revenues	4,632	(55)	(99)	(86)	—	4,392	4,511	(296)	(66)	—	4,149
Expenses
Room	680	(7)	(11)	—	—	662	680	(40)	(8)	—	632
Food and beverage	911	(12)	(22)	—	—	877	914	(59)	(15)	—	840
Other	1,587	(25)	(33)	(3)	—	1,526	1,608	(127)	(30)	—	1,451
Depreciation and amortization	570	—	—	—	(570)	—	587	—	—	(587)	—
Cost of goods sold	71	—	—	(71)	—	—	—	—	—	—	—
Corporate and other expenses	87	—	—	—	(87)	—	83	—	—	(83)	—
Net gain on insurance settlements	(7)	—	7	—	—	—	(24)	—	24	—	—
Total expenses	3,899	(44)	(59)	(74)	(657)	3,065	3,848	(226)	(29)	(670)	2,923
Operating Profit - Comparable hotel EBITDA	$733	$(11)	$(40)	$(12)	$657	$1,327	$663	$(70)	$(37)	$670	$1,226

(2)Property transaction adjustments represent the following items: (i) the elimination of results of operations of hotels sold or held-for-sale as of September 30, 2026, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) the addition of results for periods prior to our ownership for hotels acquired as of September 30, 2026.
(3)Non-comparable hotel results, net, includes the following items: (i) the results of operations of our non-comparable hotels, which operations are included in our unaudited condensed consolidated statements of operations as continuing operations, and (ii) gains on business interruption proceeds covering lost revenues while the property was considered non-comparable.

(4)Includes revenues and costs, including marketing and administrative expenses of approximately $1 million and $3 million for the quarter and year-to-date ended September 30, 2026, respectively, related to the development and sale of condominium units adjacent to the Four Seasons Resort Orlando at Walt Disney World® Resort.
Item 3.     Quantitative and Qualitative Disclosures about Market Risk
All information in this section applies to both Host Inc. and Host L.P.
Interest Rate Sensitivity
As of September 30, 2026 and December 31, 2025, 80% of our outstanding debt bore interest at fixed rates. To manage interest rate risk applicable to our debt, we may enter into interest rate swaps or caps. The interest rate derivatives into which we may enter are strictly to hedge interest rate risk and are not for trading purposes. As of September 30, 2026, we do not have any interest rate derivatives outstanding.
See Item 7A of our most recent Annual Report on Form 10–K.
Exchange Rate Sensitivity
As we have operations outside of the United States (specifically, the ownership of hotels in Brazil and Canada), currency exchange risks arise in the normal course of our business. To manage the currency exchange risk, we may enter into forward or option contracts or hedge our investment through the issuance of foreign currency denominated debt. During the third quarter of 2026, two foreign currency forward purchase contracts matured, with a total notional amount of CAD 99 million ($73 million), and we received $1.3 million in the aggregate upon settlement of these contracts. To replace the maturing contracts, we entered into two new foreign currency forward purchase contracts with a total notional amount of CAD 99 million ($73 million), which will mature in August 2028. The foreign currency exchange agreements into which we have entered are strictly to hedge foreign currency risk and are not for trading purposes.
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

Period	Total Number of Host Inc. Common Shares Purchased	Average Price Paid per Common Share*	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	—	$—	—	$405
August 1, 2026 - August 31, 2026	—	—	—	405
September 1, 2026 - September 30, 2026	—	—	—	405
Total	—	$—	—	$405
___________
*    Prices shown are exclusive of commissions paid.
Issuer Sales of Unregistered Securities (Host Hotels & Resorts, Inc.)
On July 29, 2026, Host Inc. issued shares of common stock to the persons and trusts listed below in exchange for OP units of Host L.P. held by the person or trust, in the amounts as set forth in the table below. All shares were issued pursuant to the private placement exemption from registration provided by Section 4(a)(2) of the Securities Act.

Purchaser	Common Shares Issued (1)	OP Units Redeemed (1)
Amy D. Schreiber	21,902	21,442
Kaitlin E. Schreiber	28,030	27,441
Matthew D. Schreiber	5,107	5,000
Matthew D. Schreiber 2015 Trust	22,924	22,442
Molly E. Cullum Trust	28,031	27,442
___________
(1)Shares were issued based on the current conversion factor of 1.021494 Host Inc. common shares per OP Unit.

Issuer Purchases of Equity Securities (Host Hotels & Resorts, L.P.)

Period	Total Number of Host L.P. Common OP Units Purchased		Average Price Paid per Common OP Unit	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1, 2026 - July 31, 2026	110,568	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
August 1, 2026 - August 31, 2026	4,611	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
September 1, 2026 - September 30, 2026	2,087	*	1.021494 shares of Host Hotels & Resorts, Inc. common stock	—	—
Total	117,266			—	—
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

10.1*
Seventh Amended and Restated Credit Agreement, dated October 21, 2026, among Host Hotels & Resorts, L.P., Bank of America, N.A., as administrative agent, Wells Fargo Bank, N.A. and JP Morgan Chase Bank, N.A., as co-syndication agents, and various other agents and lenders (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Host Hotels & Resorts, Inc., and Host Hotels & Resorts, L.P. filed on October 26, 2026).

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

31.3**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

31.4**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

32	Section 1350 Certifications

32.1†**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, Inc.

32.2†**	Certificate of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002 for Host Hotels & Resorts, L.P.

101	XBRL

101.SCH	Inline XBRL Taxonomy Extension Schema Document. Submitted electronically with this report.

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document. Submitted electronically with this report.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document. Submitted electronically with this report.

101.LAB	Inline XBRL Taxonomy Label Linkbase Document. Submitted electronically with this report.

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document. Submitted electronically with this report.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
The following materials, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (ii) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, Inc.; (iii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (iv) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, Inc.; (v) the Condensed Consolidated Statements of Operations for the Quarter and Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (vi) the Condensed Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, respectively, for Host Hotels & Resorts, L.P.; (vii) the Condensed Consolidated Statements of Comprehensive Income for the Quarter and Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; (viii) the Condensed Consolidated Statements of Cash Flows for the Year-to-date ended September 30, 2026 and 2025, respectively, for Host Hotels & Resorts, L.P.; and (ix) Notes to Condensed Consolidated Financial Statements.
____________________________________________________________________
*Host Hotels & Resorts, Inc. and Host Hotels & Resorts, L.P. have omitted certain schedules and exhibits pursuant to Item 601(a) of Regulation S-K and shall furnish supplementally to the SEC copies of any of the omitted schedules and exhibits upon request by the SEC.
** Filed herewith.

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

HOST HOTELS & RESORTS, INC.

November 6, 2026	/s/ Joseph C. Ottinger
Joseph C. Ottinger
Senior Vice President,
Corporate Controller

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HOST HOTELS & RESORTS, L.P.
By: HOST HOTELS & RESORTS, INC., its general partner

November 6, 2026	/s/ Joseph C. Ottinger

Joseph C. Ottinger
Senior Vice President,
Corporate Controller of Host Hotels & Resorts, Inc.,
general partner of Host Hotels & Resorts, L.P.